Form 10-Q
period 2016-06-30
AIRGAIN INC
filed 2016-09-21
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission file number: 001-37851

AIRGAIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0281763
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 150 San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

(760) 579-0200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

As of September 21, 2016, the registrant had 7,366,110 shares of Common Stock ($0.0001 par value) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$5,260,098	$5,335,913
Trade accounts receivable, net	4,620,335	3,731,998
Inventory	77,224	119,733
Prepaid expenses and other current assets	485,481	191,502
Total current assets	10,443,138	9,379,146
Property and equipment, net	843,121	1,026,784
Goodwill	1,249,956	1,249,956
Customer relationships, net	2,980,418	3,137,918
Intangible assets, net	319,903	345,069
Other assets	168,283	121,541
Total assets	$16,004,819	$15,260,414
Liabilities, preferred redeemable convertible stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$3,706,589	$2,873,471
Accrued bonus	796,500	1,335,500
Accrued liabilities	800,191	660,987
Deferred purchase price	1,000,000	1,000,000
Current portion of long-term notes payable	1,536,804	1,625,030
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	7,921,416	7,576,320
Preferred stock warrant liability	—	709,504
Long-term notes payable	2,000,000	2,721,865
Deferred rent obligation under operating lease	505,275	558,641
Total liabilities	10,426,691	11,566,330
Preferred redeemable convertible stock:
Series E preferred redeemable convertible stock—10,500,000 shares authorized and 8,202,466 shares issued and outstanding at June 30, 2016 and December 31, 2015; aggregate liquidation preference of $16,636,346 and $16,274,823 at June 30, 2016 and December 31, 2015, respectively	16,636,346	16,274,823
Series F preferred redeemable convertible stock—5,000,000 shares authorized and 4,734,374 shares issued and outstanding at June 30, 2016 and December 31, 2015; aggregate liquidation preference of $10,761,246 and $10,517,081 at June 30, 2016 and December 31, 2015, respectively	10,761,246	10,517,081
Series G preferred redeemable convertible stock—23,500,000 shares authorized at June 30, 2016 and December 31, 2015; 10,334,862 shares issued and outstanding at June 30, 2016 and December 31, 2015; aggregate liquidation preference of $18,454,197 and $17,987,553 at June 30, 2016 and December 31, 2015, respectively	16,781,646	16,315,002
Stockholders’ deficit:
Preferred convertible stock:
Series A preferred convertible stock, 313,500 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015; aggregate liquidation preference of $2,459,753 and $2,416,194 at June 30, 2016 and December 31, 2015, respectively	976,000	976,000

Series B preferred convertible stock, 1,183,330 shares authorized and 1,157,606 shares issued and outstanding at June 30, 2016 and December 31, 2015; aggregate liquidation preference of $5,081,890 at June 30, 2016 and December 31, 2015	2,457,253	2,457,253
Series C preferred convertible stock, 682,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015; aggregate liquidation preference of $682,000 at June 30, 2016 and December 31, 2015	549,010	549,010
Series D preferred convertible stock, 4,276,003 shares authorized and 4,091,068 shares issued and outstanding at June 30, 2016 and December 31, 2015; aggregate liquidation preference of $4,614,974 and $4,516,013 June 30, 2016 and December 31, 2015, respectively	1,986,286	1,986,286
Common shares, no par value, 80,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 823,485 and 665,842 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,166,675	1,094,375
Accumulated deficit	(45,736,334)	(46,475,746)
Total stockholders’ deficit	(38,601,110)	(39,412,822)
Commitments and contingencies (note 14)
Total liabilities, preferred redeemable convertible stock and stockholders’ deficit	$16,004,819	$15,260,414

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$9,856,317	$6,058,125	$18,368,623	$11,790,858
Cost of goods sold	5,309,556	3,513,801	10,144,237	6,763,838
Gross profit	4,546,761	2,544,324	8,224,386	5,027,020
Operating expenses:
Research and development	1,342,403	1,057,755	2,664,090	2,023,853
Sales and marketing	1,383,755	922,342	2,624,859	1,900,359
General and administrative	846,555	737,234	1,844,795	1,562,709
Total operating expenses	3,572,713	2,717,331	7,133,744	5,486,921
Income (loss) from operations	974,048	(173,007)	1,090,642	(459,901)
Other expense (income):
Interest expense, including amortization of debt discount	47,294	8,321	99,770	17,690
Fair market value adjustment - warrants	(381,455)	(15,145)	(460,289)	(258,138)
Total other income	(334,161)	(6,824)	(360,519)	(240,448)
Income (loss) before income taxes	1,308,209	(166,183)	1,451,161	(219,453)
Provision (benefit) for income taxes	(3,000)	5,169	800	9,400
Net income (loss)	1,311,209	(171,352)	1,450,361	(228,853)
Accretion of dividends on preferred convertible stock	(610,781)	(610,337)	(1,214,850)	(1,209,968)
Net income (loss) attributable to common stockholders	$700,428	$(781,689)	$235,511	$(1,438,821)
Net income (loss) per share:
Basic	$0.97	$(1.20)	$0.34	$(2.25)
Diluted	$0.15	$(1.22)	$(0.32)	$(2.66)
Weighted average shares used in calculating income (loss) per share
Basic	724,979	652,208	695,415	638,979
Diluted	4,479,505	652,208	695,415	638,979

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Deficit

	Preferred Convertible Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	6,244,174	$5,968,549	665,842	$1,094,375	$—	$(46,475,746)	$(39,412,822)
Stock-based compensation	—	—	—	—	112,168	—	112,168
Conversion of warrants	—	—	127,143		249,215		249,215
Exercise of stock options	—	—	30,500	72,300	—	—	72,300
Effect of accretion to redemption value	—	—	—	—	(361,383)	(710,949)	(1,072,332)
Net income	—	—	—	—	—	1,450,361	1,450,361
Balance at June 30, 2016	6,244,174	$5,968,549	823,485	$1,166,675	$—	$(45,736,334)	$(38,601,110)

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,450,361	$(228,853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	236,357	229,362
Amortization	182,666	—
Fair market value adjustment - warrants	(460,289)	(258,138)
Stock-based compensation	112,168	281,295
Initial public offering costs	—	(47,383)
Changes in operating assets and liabilities:
Trade accounts receivable	(888,337)	746,901
Inventory	42,509	(39,913)
Prepaid expenses and other assets	(93,246)	17,946
Accounts payable	827,453	(218,667)
Accrued bonus	(539,000)	(334,374)
Accrued liabilities	139,204	96,515
Deferred obligation under operating lease	(53,366)	(45,318)
Net cash provided by operating activities	956,480	199,373
Cash flows from investing activities:
Purchases of property and equipment	(47,030)	(93,455)
Net cash used in investing activities	(47,030)	(93,455)
Cash flows from financing activities:
Repayment of notes payable	(810,090)	(134,412)
Proceeds from exercise of warrant	—	225,000
Deferred costs related to initial public offering	(247,475)	—
Proceeds from exercise of stock options	72,300	68,572
Net cash (used in) provided by financing activities	(985,265)	159,160
Net (decrease) increase in cash and cash equivalents	(75,815)	265,078
Cash, beginning of period	5,335,913	3,590,745
Cash, end of period	$5,260,098	$3,855,823
Supplemental disclosure of cash flow information
Interest paid	$99,769	$17,690
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series E, F, and G preferred redeemable convertible stock to redemption amount	$1,072,332	$1,067,448
Conversion of warrants	$249,215	$—

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Business Description

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995, and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of embedded antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide. The Company’s main office is in San Diego, California with office space and research facilities in San Diego, California, Taipei, Taiwan, Shenzhen and Jiangsu, China and Cambridgeshire, United Kingdom.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 12, 2016.

The condensed balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed statement of operations for the three months ended June 30, 2016 and June 30, 2015 and the six months ended June 30, 2016 and June 30, 2015, and the balance sheet data as of June 30, 2016 have been prepared on the same basis as the audited financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2016 or for any future period.

In July 2016, the Company effected a one-for-ten reverse stock split of its common stock. All issued and outstanding common stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Inventory

The vast majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point.  In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the name place.  The Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet.

Segment Information

The Company’s operations are located primarily in the United States, and most of its assets are located in San Diego, California. The Company operates in one segment related to the sale of antenna products. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s opertions as a single operating segment.

Initial Public Offering

On August 17, 2016, the Company completed its initial public offering (IPO) in which it issued and sold 1.5 million shares of common stock at a public offering price of $8.00 per share. The Company received net proceeds of approximately $9.8 million after deducting underwriting discounts and commissions of $0.8 million and estimated offering-related transaction costs of approximately $1.4 million. Upon the closing of the IPO, all shares of the Company’s then-outstanding preferred redeemable convertible stock and preferred convertible stock automatically converted into an aggregate of 3,080,733 shares of common stock and the Company issued 1,945,892 shares of common stock in satisfaction of accumulated dividends.

On August 29, 2016 the underwriters exercised their over-allotment option to purchase an additional 200,100 shares of common stock at the public offering price of $8.00 per share, which resulted in net proceeds to the Company of approximately $1.5 million, after deducting underwriting discounts, commissions and estimated offering-related transaction costs of approximately $0.1 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of the preferred redeemable convertible stock warrant liability and determining the assumptions used in measuring stock-based compensation expense.

Note 2. Summary of Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies as described in the Proscpectus that have had a material impact on the Company’s unaudited condensed financial statements and related notes.

Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, trade accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments.

Fair value measurements are market-based measurements, not entity-specific measurements. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. The Company follows a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.
•

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

Because some of the inputs to the Company’s valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy.

The following table provides a summary of the recognized liabilities carried at fair value on a recurring basis:

	Balance as of December 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (note 10)	$—	—	$709,504

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the six months ended June 30, 2016 and the year ended December 31, 2015.

The following table provides a rollforward of the Company’s Level 3 fair value measurements during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$709,504	$809,974
Change in fair value of warrant liability	(460,289)	(258,138)
Conversion of warrants	(249,215)	—
Ending balance	$—	$551,836

In May 2016, the warrants were amended such that the warrants became immediately exercisable into shares of the Company’s common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and the Company issued an aggregate of 127,143 shares of common stock. A final valuation of the warrants was completed and the remaining balance was reclassified to additional paid in capital.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update, or ASU, No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-2), which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The new standard is effective January 1, 2019. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets all be classified as noncurrent in a classified statement of financial position. The guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 815): Simplifying the Accounting Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  The update requires companies to measure certain inventory at the lower of cost and net realizable value.  This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis.  Early application is permitted.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2019. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of that standard on the Company’s ongoing financial reporting.

Note 3. Net Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss available to common stockholders by the weighted average shares of common stock outstanding for the period. The per share computations reflect the stock split as noted in note 16. Diluted net income or loss per share is calculated by dividing net income or loss by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. Preferred dividends are deducted from net income or loss in arriving at net income or loss attributable to common stockholders. The Company calculates diluted earnings or loss per common share using the treasury stock method and the as-if-converted method, as applicable.

The following table presents the computation of net income or loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$1,311,209	$(171,352)	$1,450,361	$(228,853)
Accretion of dividends on preferred stock	(610,781)	(610,337)	(1,214,850)	(1,209,968)
Net income (loss) attributable to common stockholders - basic	$700,428	$(781,689)	$235,511	$(1,438,821)
Accretion of dividends on preferred stock	354,270	—	—	—
Adjustment for change in fair value of warrant liability	(381,455)	(15,145)	(460,289)	(258,138)
Net income (loss) attributable to common stockholders - diluted	$673,243	$(796,834)	$(224,778)	$(1,696,959)
Denominator:
Weighted average common shares outstanding
Basic	724,979	652,208	695,415	638,979
Diluted	4,479,505	652,208	695,415	638,979
Net income (loss) per share:
Basic	$0.97	$(1.20)	$0.34	$(2.25)
Diluted	$0.15	$(1.22)	$(0.32)	$(2.66)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Preferred redeemable convertible stock, including accumulated dividends	3,858,113	4,782,335	4,998,688	4,782,335
Employee stock options	952,940	831,759	1,371,666	831,759
Series G preferred stock warrants outstanding	—	788,338	—	788,338
Total	4,811,053	6,402,432	6,370,354	6,402,432

Note 4. Acquisition

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, Inc. (Skycross), a manufacturer of advanced antenna and radio-frequency solutions. As a result of the acquisition, the Company expects to benefit from the acquisition primarily through the addition of new customers. The goodwill of $1,249,956 arising from the acquisition relates to expected synergies and cost reductions through economies of scale. Upon fulfillment of the contingent consideration arrangement, the amount of goodwill expected to be deductible for tax purposes is $1,249,956.

In addition to the $4.0 million paid up front, the purchase price also includes a contingent consideration arrangement. The $1.0 million of deferred consideration is contingent upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross, Inc. which defines transition services to be provided by Skycross to the Company and (ii) the date on which the Company has received copies of third party approvals with respect to each customer and program that was purchased. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0.0 and $1.0 million. The fair value of the contingent consideration was estimated by applying the income approach. The income approach is based on estimating the value of the present worth of future net cash flows.

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Consideration:
Cash	$4,000,000
Contingent consideration arrangement	1,000,000
Fair value of total consideration transferred	$5,000,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$429,267
Intangible assets	3,497,000
Current liabilities	(176,223)
Total identifiable net assets acquired	3,750,044
Goodwill	1,249,956
Total	$5,000,000

The fair value of accounts receivable was $429,267 at the date of acquisition. The contingent consideration of $1.0 million is included in the deferred purchase price balance on the accompanying balance sheet as of June 30, 2016.

Revenue associated with the acquired Skycross assets since the date of acquisition was $1.4 million and $2.4 million for the three months ended June 30, 2016 and for the six months ended June 30, 2016, respectively. Cost of goods sold associated with the acquired Skycross assets since the date of acquisition was $0.4 million and $0.8 million for the three months ended June 30, 2016 and for the six months ended June 30, 2016, respectively. The acquired assets were not managed as a discrete business by the previous owner. Accordingly, the historical financial information for the assets acquired was impracticable to obtain, and inclusion of pro forma information would require the Company to make estimates and assumptions regarding these assets’ historical financial results that may not be reasonable or accurate. As a result, pro forma results are not presented. It is not practicable to determine net income included in the Company’s operating results relating to Skycross assets since the date of acquisition because the assets have been fully integrated into the Company’s operations, and the operating results of the Skycross assets can therefore not be separately identified.

Note 5. Goodwill

Changes to the Company’s goodwill balance during the year ended December 31, 2015 and the six months ended June 30, 2016 are as follows:

Balance at December 31, 2014	$—
Skycross acquisition	1,249,956
Balance at December 31, 2015	$1,249,956
Current period adjustments	—
Balance at June 30, 2016	$1,249,956

Note 6. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	June 30, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	10	$280,000	$15,074	$264,926
Customer relationships	10	3,150,000	169,582	2,980,418
Non-compete agreement	3	67,000	12,023	54,977
Total intangible assets, net	10	$3,497,000	$196,679	$3,300,321

	December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	10	$280,000	$1,074	$278,926
Customer relationships	10	3,150,000	12,082	3,137,918
Non-compete agreement	3	67,000	857	66,143
Total intangible assets, net	10	$3,497,000	$14,013	$3,482,987

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a results of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $91,333 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $182,666 and $0 for the six months ended June 30, 2016 and 2015, respectively.

Estimated Future Amortization
2016 (remaining six months)	$182,667
2017	365,333
2018	364,477
2019	343,000
2020	343,000
Thereafter	1,701,844
Total	$3,300,321

Note 7. Long-term Notes Payable (including current portion) and Line of Credit

In June 2012, the Company amended its line of credit with Silicon Valley Bank. The amended revolving line of credit facility allows for an advance up to $3.0 million. The facility bears interest at the U.S. prime rate (3.5% as of December 31, 2015) plus 1.25%. The revolving facility is available as long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of 1.25 to 1.00; otherwise, the facility reverts to its previous eligible receivables financing arrangement. The amended facility matures in April 2018. The bank has a first security interest in all the Company’s assets excluding intellectual property, for which the bank has received a negative pledge. There was no balance owed on the line of credit as of June 30, 2016 and December 31, 2015.

In December 2013, the Company further amended its revolving line of credit with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan requires interest only payments through June 30, 2014 at which point it is to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matures on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest is due. The growth capital term loan interest rate is 6.5%. The Company must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of greater than or equal to 1.00 to 1.00. As of June 30, 2016 and December 31, 2015, $203,471 and $346,895 was outstanding under this loan, respectively.

The remaining principal payments on the growth capital term loan subsequent to June 30, 2016 are as follows:

Year ending:
2016	$148,273
2017	55,198
$203,471

In December 2015, the Company entered into a loan agreement with Silicon Valley Bank in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018. The loan agreement requires the Company to maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, (as defined in the agreement), measured as of the last day of each fiscal quarter for the previous six-month period (for June 30, 2016 the minimum EBITDA of $1.00). The interest rate is 5%. As of June 30, 2016 and December 31, 2015, $3,333,333 and $4,000,000 was outstanding under this loan, respectively.

The remaining principal payments on the $4.0 million loan subsequent to June 30, 2016 are as follows:

Year ending:
2016	$666,667
2017	1,333,333
2018	1,333,333
$3,333,333

The Company was in compliance with all financial term loan and line of credit financial covenants as of June 30, 2016.

Note 8. Income Taxes

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in tax jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income.  The effective tax rate for the three and six months ended June 30, 2016 was 0.06%.  The variance from the U.S. federal statutory tax rate of 34% was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance as well as nondeductible meals and entertainment expenses, nondeductible incentive stock option compensation expenses, and nontaxable warrant adjustments.

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and reporting purposes.  A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the asset will not be realized.

As of June 30, 2016, the Company has available $25.5 million in federal and $18.7 million in state net operating loss carryforwards to offset future taxable income.  Current federal and state tax laws include substantial restrictions on the annual utilization of net operating loss and tax credit carryforwards in the event of an ownership change as defined.  Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership change.  Such information could result in the expiration of carryforwards before they are utilized.

Note 9. Stockholders’ Deficit

(a)	Preferred Convertible Stock

In June 2000, the Company sold 313,500 shares of Series A preferred convertible stock (Series A Preferred Stock) at $3.84 per share for gross proceeds of $1.2 million.

In March 2001, the Company sold 290,993 shares of Series B preferred convertible stock (Series B Preferred Stock) at $4.39 per share for gross proceeds of $1.3 million in cash. At various times during 2003 the company issued a total of 866,613 additional shares of Series B Preferred Stock for cash and as compensation for services received and to satisfy debt obligations totaling approximately $1.2 million.

In September 2003, the Company sold 682,000 shares of Series C preferred convertible stock (Series C Preferred Stock) at $1.00 per share for gross proceeds of $0.7 million.

In November 2003, the Company sold 4,091,068 shares of Series D Preferred Convertible Stock (Series D Preferred Stock) at $0.542 per share for gross proceeds of $2.2 million.

The holders of the Series A, B, C and D Preferred Stock (collectively, Junior Preferred Stock), are entitled to receive cumulative dividends at a rate of $0.0488, $0.00, $0.00 and $0.0488 per share, per annum, respectively, and are payable upon liquidation, redemption or conversion in order of their preference prior to any dividends on common stock.

The holders of the Junior Preferred Stock are entitled to receive liquidation preferences upon certain deemed liquidation events at the rate equal to their purchase price per share plus all accrued and unpaid dividends. Upon completion of this distribution, any remaining assets will be distributed to the holders of the common stock and to holders of the Junior Preferred Stock and to the holders of the Senior Preferred Stock (on an as converted basis) until all amounts received by the holders of the Series A Preferred Stock is equal to $19.20 per share, the Series D Preferred Stock is equal to $2.168 per share, Series E Preferred Stock is equal to $4.44 per share, Series F Preferred Stock is equal to $5.20 per share, and Series G Preferred Stock is equal to $5.20 per share, the remaining assets shall be distributed among holders of shares of the common stock. The holders of the Senior Preferred Stock have priority and are made in preference to any payments to the Junior Preferred Stock up to the Senior Preferred Stock’s liquidation preference. The holders of the Junior Preferred Stock have priority and are made in preference to any payments to the holders of the common stock up to the Junior Preferred Stock’s liquidation preference. After distribution of both the Senior Preferred Stock and Junior Preferred Stock’s liquidation preferences, any remaining assets of the Company shall be distributed to the holders of the common stock.

Each share of Junior Preferred Stock is convertible, at the option of the holder, at any time, into a number of shares of common stock at a conversion price of $21.70, $24.23, $8.59, $5.42 for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, subject to adjustments for stock dividends, combinations, subdivisions, reclassifications and reorganizations. Each share of Junior Preferred Stock is automatically convertible into common stock immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, in which aggregate proceeds to the Company are at least $15.0 million and at a per share offering price of at least $76.80 per share, as adjusted for any stock dividends, combinations, reclassifications, recapitalizations or splits, or (ii) the date specified by written consent or agreement by the holders of the majority of the then outstanding shares voting together as a single class on an as-converted basis (without giving effect to the conversion dividends).

As long as 1,678,450 shares of Junior Preferred Stock remains outstanding, the Company is prohibited from certain transactions without the consent of at least 50% of the then outstanding shares of Junior Preferred Stock or the majority of the Board of Directors.

The holders of the Junior Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and have voting rights and powers equal to the voting rights and powers of the common stock.

In connection with the completion of the IPO, all 29,515,876 outstanding shares of the Company’s preferred stock automatically converted into an aggregate of 3,080,733 shares of common stock. In addition, the Company issued 1,945,892 shares of its common stock in satisfaction of accumulated dividends on such preferred stock as of the completion of the IPO.

(b)	Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Conversion of Series A, B, C, and D preferred convertible stock	753,687	753,687
Conversion of Series E, F, and G preferred redeemable convertible stock	2,327,170	2,327,170
Warrants issued and outstanding	—	788,338
Stock option awards issued and outstanding	1,053,267	756,692
Authorized for grants under the 2013 Equity Incentive Plan	424,383	321,313
	4,558,507	4,947,200

Note 10. Preferred Redeemable Convertible Stock

In June 2005 and February 2006, the Company sold a total of 7,984,727 shares of Series E Preferred Redeemable Convertible Stock (Series E Preferred Stock) at $1.11 per share for gross proceeds of $8.8 million in cash.

In February 2007, the Company sold 4,734,374 shares of Series F Preferred Redeemable Convertible Stock (Series F Preferred Stock) at $1.30 per share for gross proceeds of $6.2 million in cash.

In March 2008 and June 2009, the Company completed an offering of Series G Preferred Stock at $1.30 per share for gross proceeds of $4.3 million in cash. In June 2012, the then outstanding convertible promissory notes and accrued interest thereon in the amount of $7.1 million converted to 6,216,607 and 463,856 shares of Series G Preferred Stock at the conversion price of $1.04 or $1.30 per share, respectively.

The holders of the Senior Preferred Stock are entitled to receive cumulative dividends at a rate of 8.0% of the original purchase price per annum and are payable in cash or common shares, at the option of the Company upon liquidation, redemption or conversion in order of their preference prior to any dividends on common stock or Junior Preferred Stock.

The holders of the Senior Preferred Stock are entitled to receive liquidation preferences upon certain deemed liquidation events at the rate equal to their conversion price per share plus all accrued and unpaid dividends.

Each share of Senior Preferred Stock is convertible, at the option of the holder, at any time, into a number of shares of common stock at a conversion price of $11.11, $13.00, and $13.00 for the Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock, respectively, subject to adjustments for stock dividends, combinations, subdivisions, reclassifications and reorganizations. Each share of Senior Preferred Stock is automatically convertible into common stock immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, in which aggregate proceeds to the Company are at least $15.0 million, and at a per share offering price of at least $76.80 per share, as adjusted for any stock dividends, combinations, reclassifications, recapitalizations or splits, or (ii) the date specified by written consent or agreement by the holders of the majority of the then outstanding shares voting together as a single class, provided that the Junior Preferred Stock will also concurrently convert.

As long as 4,875,000 shares of Senior Preferred Stock remain outstanding, the Company is prohibited from certain transactions without the consent of at least 50% of the then outstanding shares of Senior Preferred Stock or the majority of the Board of Directors.

The holders of the Senior Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and have voting rights and powers equal to the voting rights and powers of the common stock.

The following table provides a rollforward of the preferred redeemable convertible stock during the year ended December 31, 2015 and the six months ended June 30, 2016:

	Preferred
	redeemable convertible stock
	Shares	Amount
Balance at December 31, 2014	23,055,356	$40,724,356
Exercise of warrants	216,346	225,000
Effect of accretion to redemption value	—	2,157,550
Balance at December 31, 2015	23,271,702	43,106,906
Effect of accretion to redemption value	—	1,072,332
Balance at June 30, 2016	23,271,702	$44,179,238

In connection with the completion of the IPO, all outstanding shares of the Company’s preferred redeemable convertible stock automatically converted into 3,080,733 shares of common stock.

Note 11. Warrants

As of December 31, 2015, the Company had warrants outstanding that allow the holders to purchase shares of the Company’s Series G Preferred Stock.  In May 2016, the warrants were amended such that the warrants became immediately exercisable into shares of the Company’s common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and the Company issued an aggregate of 127,143 shares of common stock. No warrants were outstanding at June 30, 2016.

Warrants outstanding at December 31, 2015 are summarized as follows:

	December 31, 2015
	Number of warrants outstanding	Issuance date	Expiration dates	Exercise price(s)	Common share equivalent if exercised and converted
Shares:
Series G preferred redeemable convertible stock	7,883,377	April 2010 through September 2012	Various through September 2017	$1.04	788,338

As the Series G Preferred Stock were redeemable at the option of the Series G preferred stockholders, the Company determined the warrants for Series G Preferred Stock should be classified as liabilities and adjusted to fair value at each reporting date. The fair value of the warrants was estimated using a combination of an option-pricing model and current value model under the probability-weighted return method, using significant unobservable inputs (Level 3 inputs) including: management’s cash flow projections;

probability and timing of potential liquidity scenarios; weighted-average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash flows; selection of appropriate market comparable transactions and multiples; expected volatility; and risk-free rate. The Company used a combination of discounted cash flow, guideline public company and market transaction valuation techniques in estimating the fair value of the warrant liability at each reporting date. The discount rates used were 20% and 21% at May 24, 2016 and December 31, 2015, respectively. The fair value of the warrants was $249,215 and $709,504 as of May 24, 2016 and December 31, 2015, respectively.

On April 2, 2015, the Company and certain holders of the warrants to purchase Series G Preferred Stock adopted an amendment to extend the exercise period for the holders of all outstanding Series G warrants by one year, which resulted in incremental expense of $343,446 during the year ended December 31, 2015.

Note 12. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price
Balance at December 31, 2014	504,550	$2.60
Granted	512,402	2.00
Exercised	(24,260)	3.18
Expired	(236,000)	2.77
Balance at December 31, 2015	756,692	2.10
Granted	339,315	1.90
Exercised	(30,500)	2.37
Expired	(12,240)	2.20
Balance at June 30, 2016	1,053,267	$2.02
Vested and exercisable at June 30, 2016	614,810	$2.06
Vested and expected to vest at June 30, 2016	1,017,424	$2.02

The weighted average grant-date fair value of options granted was $0.86 during the six months ended June 30, 2016 and $0.84 for the year ended December 31, 2015. For fully vested stock options and stock options expected to vest, the aggregate intrinsic value was immaterial as of June 30, 2016.

During the year ended December 31, 2014, the Company granted 260,924 shares of restricted common stock with a fair value of $2.20 per share to its Chief Executive Officer of which 68.75% were vested immediately and 6.25% of the shares vest on each of March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015. During the year ended December 31, 2015, 50,000 shares of restricted stock were granted to other executives contingent upon the Company achieving an initial public offering of its equity securities by December 31, 2015. The performance measures were not met and the shares expired as of December 31, 2015. There was no expense recorded for these shares. During the six months ended June 30, 2016, a total of 57,475 shares of restricted common stock with a fair value of $1.90 per share were issued to the Company’s Chief Financial Officer and Chief Operating Officer of which 100% of the shares vest six months following the completion of the IPO.

At June 30, 2016 and December 31, 2015 there was $386,621 and $214,304, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the plans. These costs are expected to be recognized over the next three years and is based on the date the options were granted.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 13. Commitments and Contingencies

Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $179,288 and $170,388, respectively, for the three months ended June 30, 2016 and 2015 and $369,150 and $316,922, respectively, for the six months ended June 30, 2016 and 2015. The longest lease expires in June 2020. The Company moved into its new facility in San Diego, California during the year ended December 31, 2014. The new San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at June 30, 2016 were as follows:

Year ending:
2016 (remaining six months)	$311,706
2017	635,617
2018	502,604
2019	513,893
2020 and beyond	265,940
$2,229,760

Note 14. Concentration of Credit Risk

(a)Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016 and 2015 and customers that accounted for 10% or more of total trade accounts receivable at June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of net revenue
Customer A	31%	20%	32%	19%
Customer B	20	14	18	16
Customer C	5	15	6	13
Customer D	1	4	2	6
Customer E	1	4	1	5

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of gross trade accounts receivable
Customer A	25%	17%	22%	23%
Customer B	12	10	14	12
Customer C	7	12	2	7
Customer D	1	3	4	3
Customer E	1	7	1	—
(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of net revenue
China	75%	60%	74%	63%
Other Asia	10	24	11	20
North America	9	7	10	9
Europe	6	9	5	8

Although the Company ships the majority of antennas to its customers in China (primarily ODM’s and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three and six months ended June 30, 2016 and 2015, all of the Company’s products were manufactured by two vendors in China.

Note 15. Subsequent Events

In August 2016, in connection with the completion of the IPO, the Company’s Chief Executive Officer was awarded a bonus in the amount of $500,000.

In August 2016, the Company’s stockholders approved the 2016 Incentive Award Plan (2016 Plan), which became effective in August 2016 in connection with the IPO. Under the 2016 Plan, 300,000 shares are initially reserved for future issuances to the Company’s employees, contractors and directors. The 2016 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash based awards. No shares have been granted under the 2016 Plan.

In August 2016, the Company’s stockholders approved the 2016 Employee Stock Purchase Plan (ESPP).  Under the ESPP, 100,000 shares are initially reserved for future issuances to employees.  The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation, which includes a participant’s gross base compensation for services to the Company, including overtime payments and excluding sales commissions, incentive compensation, bonuses, expense reimbursements, fringe benefits and other special payments.  No shares have been issued under the ESPP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission, or SEC, on August 12, 2016, relating to our Registration Statement on Form S-1, as amended (File No. 333-212542), for our initial public offering, or IPO.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a leading provider of embedded antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. Our innovative antenna systems open up exciting new possibilities in wireless services requiring high speed throughput, broad coverage footprint, and carrier grade quality. Our antennas are found in devices deployed in carrier, enterprise, and residential wireless networks and systems, including set top boxes, access points, routers, gateways, media adapters, and digital televisions. Through our pedigree in the design, integration, and testing of high performance embedded antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN or Wi-Fi, antenna market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and system designers who depend on us to achieve their wireless performance goals. We also develop embedded antenna technology for adjacent markets, including enterprise Wi-Fi systems for on premises and cloud-based services, and for small cellular applications such as Pico and Femto Cells using Long-Term Evolution, or LTE, and Digital Enhanced Cordless Telecommunications, or DECT, and high-performance designs for the in-building wireless market.

We shipped approximately 87 million antenna products worldwide in 2015 used in approximately 34 million devices.  For the six months ended June 30, 2016, we shipped approximately 68 million antenna products worldwide used in approximately 23 million devices. Our products are found in a broad range of devices that generally enable Wi-Fi connectivity for data and video coverage. We sell our products to OEMs and ODMs. These companies compete based on product performance, product features, price, and other factors. While our products are found in devices manufactured by global OEMs and ODMs, the products end up primarily in the end-user devices that are deployed in carrier, enterprise, and residential wireless networks, access points, routers, residential gateways, set-top boxes, media adapters, and digital televisions. Our global sales force works with telecommunications and broadband carriers and retail-focused customers who seek high performance, reliable wireless solutions. By working with these end-user carriers and retail-focused customers, we seek to have service providers influence OEMs and ODMs to specify our antennas for the products they provide to their end-user customers. Our direct sales team works directly with customers, and also works with indirect channel partners who pursue sales opportunities that are based in the United States, Europe, and Asia.

Our sales cycle can be short or lengthy depending upon the specific situation; however, the majority of our revenues are derived from device designs with life-cycles of over 12 months. For some recurring customers, we are able to commence volume production of equipment that incorporates our products in less than one calendar quarter. In situations where we are selling to a new customer, it may take 12 to 18 months from initial meeting to achieve a design win. Competition generally lengthens the sales process, but our past performance and ability to provide high throughput, highly reliable antenna solutions can shorten the process. We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to address customer needs, and enable solutions that can address new end markets, such as alternative wireless connectivity technologies. In addition, we expect to continue to expand our sales force and engineering organizations and to make additional capital expenditures to further penetrate markets both in the United States and internationally, and to continue to expand our research and development for new product offerings and technology solutions.

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2015, 80% of our revenues were from devices in the marketplace for over two years and 11% for devices in the marketplace for one to two years.  For the six months ended June 30, 2016, 60% of our revenues were from devices in the marketplace for over two years and 33% for devices in the marketplace for one to two years.

We believe demand is growing rapidly for our antenna solutions and there is a significant market opportunity. As the ability to provide mobile internet access has grown, our solutions and expertise have become more important to prospects and customers. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home WLAN antenna market.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors, including the average selling price of our products per device, the number of antennas per device, manufacturing costs, investments in our growth, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. We have seen the number of devices increase 56.2% and number of antennas per device increase 22.9% for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. Our ability to maintain or increase our sales depends on new and existing end customers selecting our antenna solutions for their devices and depends on investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. See the section entitled “Risk Factors.”

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We generally recognize sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently insignificant, we may also generate service revenue derived from agreements to provide design, engineering, and testing to a customer.

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna products that are shipped for our customers’ devices. This primarily includes manufacturing costs of our products payable to our third-party contract manufacturers. The cost of goods sold that we generate from services provided to customers primarily includes personnel costs.

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, and general and administrative. For each category, the largest component is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and information technology. Allocated costs for facilities consist of leasehold improvements and rent. Operating expenses are generally recognized as incurred.

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs, and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses, insurance and corporate legal expenses. We may also incur expenses from consultants and for prototyping new antenna solutions. We expect research and development expense to increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our antenna design and integration capabilities and invest in the development of new solutions and markets, although our research and development expense may fluctuate as a percentage of total sales.

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expense also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations in support of our investment in our growth opportunities, although our sales and marketing expense may fluctuate as a percentage of total sales.

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining regulatory compliance. We expect general and administrative expense to increase in absolute dollars due to additional legal fees and accounting, insurance, investor relations, and other costs associated with being a public company, as well as, due to costs associated with growing our business, although our general and administrative expense may fluctuate as a percentage of total sales.

Interest and Other Expense (Income)

Interest Expense. Interest expense consists of interest on our outstanding debt and amortization of loan fees.

Fair Market Value Adjustments - Warrants. This consists of the change in fair value of our convertible preferred stock warrant liability. The preferred stock warrants are classified as liabilities on our balance sheets and their estimated fair value is re-measured at each balance sheet date using a combination of an option-pricing model and current value model under the probability-weighted return method, with the corresponding change recorded within other expense (income). In May 2016, the warrants were amended such that they became immediately exercisable into shares of our common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and were granted an aggregate of 127,143 shares of our common stock. Following such net exercise, there will be no future re-measurement of the warrant liability.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes consists of federal and state income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. We have concluded that it is not more likely than not that the Company will utilize its deferred tax assets other than those that are offset by reversing temporary differences.

The following tables set forth our operating results for the periods presented as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.9%	58.0%	55.2%	57.4%
Gross profit	46.1%	42.0%	44.8%	42.6%
Operating expenses:
Research and development	13.6%	17.5%	14.5%	17.2%
Sales and marketing	14.0%	15.2%	14.3%	16.1%
General and administrative	8.6%	12.2%	10.0%	13.3%
Total operating expenses	36.2%	44.9%	38.8%	46.5%
Income (loss) from operations	9.9%	(2.9)%	5.9%	(3.9)%
Other income	(3.4)%	(0.1)%	(2.0)%	(2.0)%
Income (loss) before income taxes	13.3%	(2.7)%	7.9%	(1.9)%
Provision (benefit) for income taxes	(0.0)%	0.1%	0.0%	0.1%
Net income (loss)	13.3%	(2.8)%	7.9%	(1.9)%

Comparison of the Three Months Ended and Six Months Ended June 30, 2016 and 2015

Sales

	Three Months Ended June 30,
	2016	2015	Increase/(Decrease)	% Change

Sales	$9,856,317	$6,058,125	$3,798,192	62.7%

	Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	% Change

Sales	$18,368,623	$11,790,858	$6,577,765	55.8%

The increase in sales is primarily driven by an increase in product sales, of which $1.4 million for the three months ended June 30, 2016 and $2.4 million for the six months ended June 30, 2016 were associated with sales of products acquired in connection with the acquisition of certain North American assets from Skycross, Inc. Total devices increased by 4.6 million devices to 12.0 million devices and by 8.1 million devices to 22.5 million devices for the three months ended June 30, 2016 and the six months ended June 30, 2016, when compared to the three months ended and six months ended June 30, 2015, respectively. The average number of antennas per device increased from 2.47 antennas per device for the three months ended June 30, 2015 to 3.07 antennas per device for the three months ended June 30, 2016. For the six months ended June 30, 2016, the average number of antennas per device increased from 2.46 antennas per device for the six months ended June 30, 2015 to 3.02 antennas per device. The average selling price per device for the three months ended and six months ended June 30, 2016 decreased to $0.79 as compared to $0.80 for the three months ended and six months ended June 30, 2015. For the three-month and six-month periods ended June 30, 2016, we sold significantly more board mounted antennas which do not require cables or connectors.  Board mounted antennas tend to have lower per unit pricing and higher margins.  Additionally, overall demand in the set-top-box and TV markets and the incorporation of our antennas in new devices offset by products reaching the end of their lifecycle, contributed to the increase in sales for the three months ended and six months ended June 30, 2016 when compared to the three months ended and six months ended June 30, 2015, respectively.

Cost of Goods Sold

	Three Months Ended June 30,
	2016	2015	Increase/(Decrease)	% Change

Cost of goods sold	$5,309,556	$3,513,801	$1,795,755	51.1%

	Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	% Change

Cost of goods sold	$10,144,237	$6,763,838	$3,380,399	50.0%

The increase in cost of goods sold for both the three months ended and six months ended June 30, 2016 is primarily due to an increase in product sales.

Gross Profit

	Three Months Ended June 30,
	2016	2015	Increase/(Decrease)	% Change

Gross profit	$4,546,761	$2,544,324	$2,002,437	78.7%
Gross profit (percentage of sales)	46.1%	42.0%		4.1%

	Six Months Ended June 30,
	2016	2015	% Change	% Change

Gross profit	$8,224,386	$5,027,020	$3,197,366	63.6%
Gross profit (percentage of sales)	44.8%	42.6%		2.1%

Gross profit as a percentage of sales increased for both the three months ended and six months ended June 30, 2016 as compared to the three months ended and six months ended June 30, 2015. The increase in gross profit percentage is primarily driven by an increase in sales of board mounted antennas which do not require cables or connectors.  Board mounted antennas tend to have lower per unit pricing and higher gross margins.  We anticipate the sales of board mounted antennas as a percentage of sales mix would be lower in future periods which may cause gross profit as a percentage of sales to decline.

Operating Expenses

	Three Months Ended June 30,
	2016	2015	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$1,342,403	$1,057,755	$284,648	26.9%
Sales and marketing	1,383,755	922,342	461,413	50.0%
General and administrative	846,555	737,234	109,321	14.8%
Total	$3,572,713	$2,717,331	$855,382	31.5%

	Six Months Ended June 30,
	2016	2015	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$2,664,090	$2,023,853	$640,237	31.6%
Sales and marketing	2,624,859	1,900,359	724,500	38.1%
General and administrative	1,844,795	1,562,709	282,086	18.1%
Total	$7,133,744	$5,486,921	$1,646,823	30.0%

Research and Development

Research and development expense increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a $0.2 million increase in personnel expenses associated with headcount increases and an increase in premises expenses. The increase for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to a $0.5 million increase in personnel expenses associated with headcount increases and increases in premises expenses and service agreements.

Sales and Marketing

Sales and marketing expense increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to a $0.3 million increase in personnel expenses associated with headcount increases and a $0.1 million increase in travel and entertainment expenses. For the six months ended June 30, 2016, sales and marketing expense increased compared to the six months ended June 30, 2015. This increase was primarily driven by a $0.5 million increase in personnel expenses associated with headcount increases and $0.1 million increase in travel and entertainment expenses.

General and Administrative

General and administrative expense increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and for the six months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to an increase in travel and entertainment expenses and an increase in amortization expense associated with the intangible assets acquired from Skycross in December 2015.

Other Expense (Income)

Interest expense for the three months ended June 30, 2016 and the six months ended June 30, 2016 increased as compared to the three months ended June 30, 2015 and the six months ended June 30, 2015 due primarily to the addition of the $4.0 million term loan with Silicon Valley Bank (SVB) entered into in December 2015. The fair market value adjustment relating to our warrant liability for the three months ended June 30, 2016 and six months ended June 30, 2016 increased compared to the three months ended June 30, 2015 and six months ended June 30, 2015 due to the decrease in the underlying value of the Series G preferred shares.

Liquidity and Capital Resources

We had cash and cash equivalents of $5.3 million at June 30, 2016. Cash and cash equivalents consist of cash. We did not have any short-term or long-term investments. In August 2016, we completed our IPO and received net proceeds of approximately $11.3 million, including the sale of shares pursuant to the exercise of the underwriters’ overallotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $45.7 million at June 30, 2016.

Since inception, we have primarily financed our operations and capital expenditures through private sales of preferred stock, convertible promissory notes and cash flows from our operations. We have raised an aggregate of $29.5 million in net proceeds from the issuance of our preferred stock and convertible promissory notes and $11.3 million from the sale of common stock in our IPO.

As of June 30, 2016, we had approximately $3.3 million outstanding under a term loan and approximately $0.2 million outstanding under a growth capital term loan pursuant to our amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit for $3.0 million. As of June 30, 2016, there was no balance owed on the line of credit.

In December 2013, we amended our amended and restated loan and security agreement with Silicon Valley Bank to provide for growth capital term loans of $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which time it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matures on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest is due. The growth capital term loan interest rate is 6.5%. We must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.00 to 1.00 or greater. The line of credit is available as long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.25 to 1.00. If this liquidity ratio is not met, the line of credit will only allow for maximum advances of 80% of the aggregate face amount of all eligible receivables. The line of credit bears interest at the U.S. prime rate (3.5% as of December 31, 2015) plus 1.25%, and matures in April 2018, subject to certain minimum EBITDA requirements in each of September 2016, December 2016 and March 2017. The lender has a first security interest in all our assets, excluding intellectual property, for which the lender has received a negative pledge. The amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. The amended and restated loan and security agreement requires that we maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for June 30, 2016 the minimum EBITDA is $1.00). The interest rate of the additional term loan is 5.0%. As of June 30, 2016, $3.3 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line, growth capital term loan and the additional term loan as of June 30, 2016.

We plan to continue to invest for long-term growth, including expanding our sales force and engineering organizations and making additional capital expenditures to further penetrate markets both in the United States and internationally, as well as expanding our research and development for new product offerings and technology solutions. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance together with cash proceeds from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$956,480	$199,373
Net cash used in investing activities	(47,030)	(93,455)
Net cash (used in) provided by financing activities	(985,265)	159,160
Net (decrease) increase in cash and cash equivalents	$(75,815)	$265,078

Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2016. This was primarily driven by our net income of $1.5 million, net non-cash operating expenses $0.5 million offset by a decrease in the warrant liability of $0.5 million and the change in operating assets and liabilities of $0.5 million. Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2015. This was primarily driven by our net loss of $0.2 million, net non-cash operating expenses of $0.5 million and the change in operating assets and liabilities of $0.2 million offset by a decrease in the warrant liability of $0.3 million.

Net cash used in investing activities was $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in the six months ending June 30, 2016 and 2015 consisted primarily of the purchase of property and equipment.

Financing activities in the six months ended June 30, 2016 used net cash of $1.0 million and consisted primarily of the repayment of notes and deferred IPO costs offset by exercise of stock options. Financing activities in the six months ended June 30, 2015 provided net cash of $0.2 million consisted of proceeds from the exercise of warrants and stock options offset by the repayment of notes.

Contractual Obligations and Commitments

During the six months ended June 30, 2016, there were no material changes to the contractual obligations and commitments as disclosed in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 12, 2016, or the Prospectus, other than those made in the ordinary course of business and except for those disclosed in the notes to the unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and operating results is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported sales and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus, other than as set forth in note 2 to the unaudited condensed financial statements included in this quarterly report.

Recent Accounting Pronouncements

Refer to note 2 within the unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our cash and cash equivalents as of June 30, 2016 consisted of cash and therefore believe we are not exposed to interest rate risk.

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. Our undrawn revolving credit facility under our loan and security agreement with Silicon Valley Bank bears interest at the U.S. prime rate (3.5% as of December 31, 2015) plus 1.25%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the U.S. prime rate.

Foreign Currency Risk

All of our sales are denominated in U.S. dollars, and therefore, our sales are not currently subject to significant foreign currency risk. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the “Risk Factors” section of our Prospectus. There have been no material changes to such Risk Factors as previously reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From April 1, 2016 through June 30, 2016, we granted stock options to purchase an aggregate of 339,315 shares of our common stock at an exercise price of $1.90 per share, to certain of our employees, contractors and directors in connection with services provided to us by such persons. From April 1, 2016 through June 30, 2016, options to purchase 30,500 shares of common stock were exercised for aggregated consideration of $72,300, at a weighted average exercise price of $2.40.

From April 1, 2016 through June 30, 2016, we granted restricted stock awards covering an aggregate of 57,475 shares of our common stock to certain of our employees in connection with services provided to us by such persons, all of which remain outstanding.

The stock options and the common stock issuable upon the exercise of such options as described and the restricted stock awards described above were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.

On May 24, 2016, we issued an aggregate of 127,143 shares of our common stock upon the net exercise of outstanding warrants to accredited investors pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated under the Securities Act as a transaction not involving a public offering.

On August 17, 2016, we issued 1,945,892 shares of common stock to the holders of our previously outstanding Series A, D, E, F and G preferred stock in connection with the closing of our initial public offering. The shares were issued in satisfaction of approximately $21.1 million in accumulated dividends on such preferred stock as of August 17, 2016. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under the Securities Act as a transaction not involving a public offering.

No underwriters were involved in the above transactions described in this Item 2.

Use of Proceeds

On August 11, 2016, our registration statement on Form S-1 (File No. 333-212542) was declared effective by the SEC for our IPO. At the closing of the offering on August 17, 2016, we sold 1,500,000 shares of common stock at an initial public offering price of $8.00 per share and received gross proceeds of $12.0 million, which resulted in net proceeds to us of approximately $9.8 million, after deducting underwriting discounts and commissions of approximately $0.8 million and offering-related transaction costs of approximately $1.4 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Northland Capital Markets and Wunderlich Securities, Inc. acted as joint book-running managers for the offering. On August 29, 2016 the underwriters exercised their over-allotment option to purchase an additional 200,100 shares of common stock at the public offering price of $8.00 per share and received gross proceeds of approximately $1.6 million, which resulted in net proceeds to us of approximately $1.5 million, after deducting underwriting discounts and commissions of approximately $0.1 million and offering-related transaction costs.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this quarterly report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRGAIN, INC.

Date: September 21, 2016	/s/ Charles Myers
Charles Myers President and Chief Executive Officer (principal executive officer)

Date: September 21, 2016	/s/ Leo Johnson
Leo Johnson Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

10.1	Consent and Third Amendment to Amended and Restated Loan and Security Agreement, dated August 15, 2016, by and between Silicon Valley Bank and the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)

Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016. Incorporated by reference to Amendment

(3)	No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
*

These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.