Form 10-Q
period 2016-09-30
AIRGAIN INC
filed 2016-11-14
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

As of November 14, 2016, the registrant had 7,579,725 shares of Common Stock ($0.0001 par value) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$16,826,304	$5,335,913
Trade accounts receivable, net	5,766,465	3,731,998
Inventory	105,019	119,733
Prepaid expenses and other current assets	439,398	191,502
Total current assets	23,137,186	9,379,146
Property and equipment, net	945,007	1,026,784
Goodwill	1,249,956	1,249,956
Customer relationships, net	2,901,668	3,137,918
Intangible assets, net	305,315	345,069
Other assets	96,119	121,541
Total assets	$28,635,251	$15,260,414
Liabilities, preferred redeemable convertible stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,183,395	$2,873,471
Accrued bonus	1,142,243	1,335,500
Accrued liabilities	796,033	660,987
Deferred purchase price	1,000,000	1,000,000
Current portion of long-term notes payable	1,463,300	1,625,030
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	8,666,303	7,576,320
Preferred stock warrant liability	—	709,504
Long-term notes payable	1,666,667	2,721,865
Deferred tax liability	7,900	—
Deferred rent obligation under operating lease	478,592	558,641
Total liabilities	10,819,462	11,566,330
Preferred redeemable convertible stock:
Series E preferred redeemable convertible stock— 10,500,000 shares authorized at December 31, 2015; 0 shares and 8,202,466 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $16,274,823 at September 30, 2016 and December 31, 2015, respectively	—	16,274,823
Series F preferred redeemable convertible stock— 5,000,000 shares authorized at December 31, 2015; 0 shares and 4,734,374 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $10,517,081 at September 30, 2016 and December 31, 2015, respectively	—	10,517,081
Series G preferred redeemable convertible stock— 23,500,000 shares authorized at December 31, 2015; 0 shares and 10,334,862 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $17,987,553 at September 30, 2016 and December 31, 2015, respectively	—	16,315,002
Stockholders’ equity (deficit):
Preferred convertible stock:

Series A preferred convertible stock— 313,500 shares authorized at December 31, 2015; 0 shares and 313,500 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $2,416,194 at September 30, 2016 and December 31, 2015, respectively	—	976,000
Series B preferred convertible stock— 1,183,330 shares authorized at December 31, 2015; 0 shares and 1,157,606 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $5,081,890 at September 30, 2016 and December 31, 2015, respectively	—	2,457,253
Series C preferred convertible stock— 682,000 shares authorized at December 31, 2015; 0 shares and 682,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $682,000 at September 30, 2016 and December 31, 2015, respectively	—	549,010
Series D preferred convertible stock— 4,276,003 shares authorized at December 31, 2015; 0 shares and 4,091,068 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; aggregate liquidation preference of $0 and $4,516,013 at September 30, 2016 and December 31, 2015, respectively	—	1,986,286
Common shares, par value $0.0001, 200,000,000 and 80,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 7,577,525 and 665,842 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	758	1,094,375
Additional paid in capital	62,540,825	—
Accumulated deficit	(44,725,794)	(46,475,746)
Total stockholders’ equity (deficit)	17,815,789	(39,412,822)
Commitments and contingencies (note 13)
Total liabilities, preferred redeemable convertible stock and stockholders’ equity (deficit)	$28,635,251	$15,260,414

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$12,439,279	$6,668,732	$30,807,902	$18,459,590
Cost of goods sold	6,862,992	3,893,657	17,007,228	10,657,495
Gross profit	5,576,287	2,775,075	13,800,674	7,802,095
Operating expenses:
Research and development	1,432,581	1,075,228	4,096,670	3,099,080
Sales and marketing	1,453,391	940,155	4,078,250	2,840,514
General and administrative	1,459,993	830,723	3,304,790	2,393,433
Total operating expenses	4,345,965	2,846,106	11,479,710	8,333,027
Income (loss) from operations	1,230,322	(71,031)	2,320,964	(530,932)
Other expense (income):
Interest income	(1,735)	—	(1,735)	—
Interest expense	41,735	7,311	141,505	25,000
Fair market value adjustment - warrants	—	(78,833)	(460,289)	(336,971)
Total other expense (income)	40,000	(71,522)	(320,519)	(311,971)
Income (loss) before income taxes	1,190,322	491	2,641,483	(218,961)
Provision (benefit) for income taxes	7,278	(178)	8,078	9,222
Net income (loss)	1,183,044	669	2,633,405	(228,183)
Accretion of dividends on preferred convertible stock	(322,170)	(617,493)	(1,537,021)	(1,827,461)
Net income (loss) attributable to common stockholders	$860,874	$(616,824)	$1,096,384	$(2,055,644)
Net income (loss) per share:
Basic	$0.21	$(0.93)	$0.59	$(3.18)
Diluted	$0.16	$(1.05)	$0.25	$(3.70)
Weighted average shares used in calculating income (loss) per share
Basic	4,133,020	662,415	1,849,647	646,877
Diluted	6,689,332	662,415	3,103,784	646,877

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Equity

	Preferred Convertible Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2015	6,244,174	$5,968,549	665,842	$1,094,375	$—	$(46,475,746)	$(39,412,822)
Stock-based compensation	—	—	—	—	224,039	—	224,039
Conversion of warrants	—	—	127,143	—	249,215	—	249,215
Exercise of stock options	—	—	46,500	112,100	—	—	112,100
Effect of accretion to redemption value	—	—	—	—	(473,254)	(883,453)	(1,356,707)
Change in par value from no par value to $0.0001	—	—	—	(1,206,391)	1,206,391	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	1,700,100	170	10,776,559	—	10,776,729
Issuance of warrants	—	—	—	—	126,218	—	126,218
Conversion of preferred redeemable convertible stock to common stock upon initial public offering	—	—	3,778,753	378	44,463,234	—	44,463,612
Conversion of preferred convertible stock to common stock upon initial public offering	(6,244,174)	(5,968,549)	1,259,187	126	5,968,423	—	—
Net income	—	—	—	—	—	2,633,405	2,633,405
Balance at September 30, 2016	—	$—	7,577,525	$758	$62,540,825	$(44,725,794)	$17,815,789

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$2,633,405	$(228,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	357,425	343,529
Amortization	276,004	—
Fair market value adjustment - warrants	(460,289)	(336,971)
Stock-based compensation	224,039	310,719
Changes in operating assets and liabilities:
Trade accounts receivable	(2,034,467)	127,128
Inventory	14,714	(136,068)
Prepaid expenses and other assets	(214,574)	25,411
Accounts payable	1,309,924	(77,163)
Accrued bonus	(193,257)	(156,966)
Accrued liabilities	135,046	188,010
Deferred obligation under operating lease	(80,049)	(68,717)
Net cash provided by (used in) operating activities	1,967,921	(9,271)
Cash flows from investing activities:
Purchases of property and equipment	(275,649)	(93,455)
Net cash used in investing activities	(275,649)	(93,455)
Cash flows from financing activities:
Repayment of notes payable	(1,216,928)	(203,169)
Proceeds from initial public offering	13,600,800	—
Costs related to initial public offering	(2,697,853)	—
Proceeds from exercise of warrants	—	225,000
Proceeds from exercise of stock options	112,100	77,372
Net cash provided by financing activities	9,798,119	99,203
Net increase (decrease) in cash and cash equivalents	11,490,391	(3,523)
Cash, beginning of period	5,335,913	3,590,745
Cash, end of period	$16,826,304	$3,587,222
Supplemental disclosure of cash flow information
Interest paid	$141,505	$25,000
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series E, F, and G preferred redeemable convertible stock to redemption amount	$1,356,707	$1,612,500
Conversion of warrants	$249,215	$—
Conversion of preferred stock into common stock	$50,432,161	$—
Issuance of warrants to underwriters in connection with initial public offering	$126,218	$—

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

The condensed statements of operations for the three months ended September 30, 2016 and September 30, 2015 and the nine months ended September 30, 2016 and September 30, 2015, and the balance sheet data as of September 30, 2016 have been prepared on the same basis as the audited financial statements.

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

In July 2016, the Company effected a one-for-ten reverse stock split of its common stock.  All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Initial Public Offering

On August 17, 2016, the Company completed its initial public offering (IPO) in which it issued and sold 1.5 million shares of common stock at a public offering price of $8.00 per share. The Company received net proceeds of approximately $9.3 million after deducting underwriting discounts and commissions of $1.0 million and estimated offering-related transaction costs of approximately $1.7 million. Upon the closing of the IPO, all shares of the Company’s then-outstanding preferred redeemable convertible stock and preferred convertible stock automatically converted into an aggregate of 3,080,733 shares of common stock and the Company issued

1,957,207 shares of common stock in satisfaction of accumulated dividends.  Additionally, the Company reduced the number of preferred shares authorized to a total of 10,000,000 shares.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the nine months ended September 30, 2016 and the year ended December 31, 2015.

The following table provides a rollforward of the Company’s Level 3 fair value measurements during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$709,504	$809,974
Change in fair value of warrant liability	(460,289)	(336,971)
Conversion of warrants	(249,215)	—
Ending balance	$—	$473,003

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update, or ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which simplifies the way cash receipts and cash payments are presented on the statement of cash flows.  For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted.  The Company is currently evaluating the impact the guidance will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has adopted this standard.  The impact on the financial statements was immaterial.

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

Note 3. Net Income (Loss) Per Share

Basic net income or loss per share is calculated by dividing net income or loss available to common stockholders by the weighted average shares of common stock outstanding for the period. The per share computations reflect the one-for-ten reverse stock split that was effected in July 2016. Diluted net income or loss per share is calculated by dividing net income or loss by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. Preferred dividends are deducted from net income or loss in arriving at net income or loss attributable to common stockholders. The Company calculates diluted earnings or loss per common share using the treasury stock method and the as-if-converted method, as applicable.

The following table presents the computation of net income or loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$1,183,044	$669	$2,633,405	$(228,183)
Accretion of dividends on preferred stock	(322,170)	(617,493)	(1,537,021)	(1,827,461)
Net income (loss) attributable to common stockholders - basic	$860,874	$(616,824)	$1,096,384	$(2,055,644)
Accretion of dividends on preferred stock	186,868	—	125,205	—
Adjustment for change in fair value of warrant liability	—	(78,833)	(460,289)	(336,971)
Net income (loss) attributable to common stockholders - diluted	$1,047,742	$(695,657)	$761,300	$(2,392,615)
Denominator:
Weighted average common shares outstanding
Basic	4,133,020	662,415	1,849,647	646,877
Diluted	6,689,332	662,415	3,103,784	646,877
Net income (loss) per share:
Basic	$0.21	$(0.93)	$0.59	$(3.18)
Diluted	$0.16	$(1.05)	$0.25	$(3.70)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Preferred redeemable convertible stock, including accumulated dividends	788,074	4,836,572	3,253,254	4,781,940
Employee stock options	—	1,107,929	—	1,107,929
Warrants outstanding	51,003	—	51,003	—
Series G preferred stock warrants outstanding	—	788,338	—	788,338
Total	839,077	6,732,839	3,304,257	6,678,207

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

The fair value of accounts receivable was $429,267 at the date of acquisition. The contingent consideration of $1.0 million is included in the deferred purchase price balance on the accompanying balance sheet as of September 30, 2016.

Revenue associated with the acquired Skycross assets since the date of acquisition was $1.4 million and $3.7 million for the three and nine months ended September 30, 2016, respectively. Cost of goods sold associated with the acquired Skycross assets since the date of acquisition was $0.5 million and $1.3 million for the three and nine months ended September 30, 2016, respectively. The acquired assets were not managed as a discrete business by the previous owner. Accordingly, the historical financial information for the assets acquired was impracticable to obtain, and inclusion of pro forma information would require the Company to make estimates and assumptions regarding these assets’ historical financial results that may not be reasonable or accurate. As a result, pro forma results are not presented. It is not practicable to determine net income included in the Company’s operating results relating to Skycross assets since the date of acquisition because the assets have been fully integrated into the Company’s operations, and the operating results of the Skycross assets can therefore not be separately identified.

Note 5. Goodwill

Changes to the Company’s goodwill balance during the year ended December 31, 2015 and the nine months ended September 30, 2016 are as follows:

Balance at December 31, 2014	$—
Skycross acquisition	1,249,956
Balance at December 31, 2015	$1,249,956
Current period adjustments	—
Balance at September 30, 2016	$1,249,956

Note 6. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	September 30, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	5	$280,000	$24,078	$255,922
Customer relationships	10	3,150,000	248,332	2,901,668
Non-compete agreement	3	67,000	17,607	49,393
Total intangible assets, net	10	$3,497,000	$290,017	$3,206,983

	December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	10	$280,000	$1,074	$278,926
Customer relationships	10	3,150,000	12,082	3,137,918
Non-compete agreement	3	67,000	857	66,143
Total intangible assets, net	10	$3,497,000	$14,013	$3,482,987

During the three months ended September 30, 2016, the Company reevaluated the useful life of the developed technologies intangible asset and determined the useful life should be reduced from 10 years to 5 years.

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a results of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $93,338 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $276,004 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

Estimated Future Amortization
2016 (remaining three months)	$97,346
2017	389,385
2018	388,529
2019	367,052
2020	366,333
Thereafter	1,598,338
Total	$3,206,983

Note 7. Long-term Notes Payable (including current portion) and Line of Credit

In June 2012, the Company amended its line of credit with Silicon Valley Bank. The amended revolving line of credit facility allows for an advance up to $3.0 million. The facility bears interest at the U.S. prime rate (3.5% as of December 31, 2015) plus 1.25%. The revolving facility is available as long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of 1.25 to 1.00; otherwise, the facility reverts to its previous eligible receivables financing arrangement. The amended facility matures in April 2018. The bank has a first security interest in all the Company’s assets excluding intellectual property, for which the bank has received a negative pledge. There was no balance owed on the line of credit as of September 30, 2016 and December 31, 2015.

In December 2013, the Company further amended its revolving line of credit with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan requires interest only payments through June 30, 2014 at which point it is to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matures on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest is due. The growth capital term loan interest rate is 6.5%. The Company must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of greater than or equal to 1.00 to 1.00. As of September 30, 2016 and December 31, 2015, $129,967 and $346,895 was outstanding under this loan, respectively.

The remaining principal payments on the growth capital term loan subsequent to September 30, 2016 are as follows:

Year ending:
2016	$74,747
2017	55,220
$129,967

In December 2015, the Company entered into a loan agreement with Silicon Valley Bank in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018. The loan agreement requires the Company to maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, (as defined in the agreement), measured as of the last day of each fiscal quarter for the previous six-month period (for September 30, 2016 the minimum

EBITDA was $250,000). The interest rate is 5%. As of September 30, 2016 and December 31, 2015, $3,000,000 and $4,000,000 was outstanding under this loan, respectively.

The remaining principal payments on the $4.0 million loan subsequent to September 30, 2016 are as follows:

Year ending:
2016	$333,333
2017	1,333,333
2018	1,333,334
$3,000,000

The Company was in compliance with all financial term loan and line of credit financial covenants as of September 30, 2016.

Note 8. Income Taxes

The Company’s effective income tax rate was 0.6% and 0.3% for the three months and nine months ended September 30, 2016. The variance from the U.S. federal statutory tax rate of 34% was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance as well as nondeductible meals and entertainment expenses, nondeductible incentive stock option compensation expenses, and nontaxable warrant adjustments.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) 740.  The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At September 30, 2016 and December 31, 2015, the Company has a full valuation allowance against net deferred tax assets.

FASB ASC Topic 740, Income Taxes prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities.  The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes.  As of September 30, 2016 and December 31, 2015 the Company has gross unrecognized tax benefits of $1.5 million and $1.4 million, respectively, which are offsetting deferred tax assets.

As of September 30, 2016, the Company has $17.7 million in federal and $7.1 million in state net operating loss carryforwards to offset future taxable income.  Current federal and state tax laws include substantial restrictions on the annual utilization of net operating loss and tax credit carryforwards in the event of an ownership change. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership change.  Such information could result in the expiration of carryforwards before they are utilized.

Note 9. Stockholders’ Equity (Deficit)

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

The holders of the Junior Preferred Stock were entitled to receive liquidation preferences upon certain deemed liquidation events at the rate equal to their purchase price per share plus all accrued and unpaid dividends.

In connection with the completion of the IPO, all 6,244,174 outstanding shares of the Company’s preferred convertible stock automatically converted into an aggregate of 753,611 shares of common stock. In addition, the Company issued 505,576 shares of its common stock in satisfaction of accumulated dividends on such preferred stock as of the completion of the IPO.

(b)	Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Conversion of Series A, B, C, and D preferred convertible stock	—	753,687
Conversion of Series E, F, and G preferred redeemable convertible stock	—	2,327,170
Warrants issued and outstanding	51,003	788,338
Stock option awards issued and outstanding	1,037,267	756,692
Authorized for grants under the 2013 Equity Incentive Plan	481,999	321,313
Authorized for grants under the 2016 Equity Incentive Plan	400,000	—
	1,970,269	4,947,200

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

The holders of the Senior Preferred Stock were entitled to receive cumulative dividends at a rate of 8.0% of the original purchase price per annum and were payable in cash or common shares, at the option of the Company upon liquidation, redemption or conversion in order of their preference prior to any dividends on common stock or Junior Preferred Stock.

The holders of the Senior Preferred Stock were entitled to receive liquidation preferences upon certain deemed liquidation events at the rate equal to their conversion price per share plus all accrued and unpaid dividends.

The following table provides a rollforward of the preferred redeemable convertible stock during the year ended December 31, 2015 and the nine months ended September 30, 2016:

	Preferred
	redeemable convertible stock
	Shares	Amount
Balance at December 31, 2014	23,055,356	$40,724,356
Exercise of warrants	216,346	225,000
Effect of accretion to redemption value	—	2,157,550
Balance at December 31, 2015	23,271,702	43,106,906
Effect of accretion to redemption value	—	1,356,707
Conversion of preferred redeemable convertible stock into common stock	(23,271,702)	(44,463,613)
Balance at September 30, 2016	—	$—

In connection with the completion of the IPO, all 23,271,702 outstanding shares of the Company’s preferred redeemable convertible stock automatically converted into 2,327,122 shares of common stock.  In addition, the Company issued 1,451,631 shares of its common stock in satisfaction of accumulated dividends on such preferred stock as of the completion of the IPO.

Note 11. Warrants

As of December 31, 2015, the Company had warrants outstanding that allow the holders to purchase shares of the Company’s Series G Preferred Stock.  In May 2016, the warrants were amended such that the warrants became immediately exercisable into shares of the Company’s common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and the Company issued an aggregate of 127,143 shares of common stock. No warrants were outstanding at September 30, 2016.

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

Note 12. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price
Balance at December 31, 2014	504,550	$2.60
Granted	512,402	2.00
Exercised	(24,260)	3.18
Expired	(236,000)	2.77
Balance at December 31, 2015	756,692	2.10
Granted	339,315	1.90
Exercised	(46,500)	2.37
Expired	(12,240)	2.20
Balance at September 30, 2016	1,037,267	$1.54
Vested and exercisable at September 30, 2016	623,112	$1.44
Vested and expected to vest at September 30, 2016	1,006,525	$2.00

The weighted average grant-date fair value of options granted was $0.86 during the nine months ended September 30, 2016 and $0.84 for the year ended December 31, 2015. For fully vested stock options the aggregate intrinsic value was $8,545,416 as of September 30, 2016.  For stock options expected to vest the aggregate intrinsic value was $5,714,093 as of September 30, 2016.

During the year ended December 31, 2014, the Company granted 260,924 shares of restricted common stock with a fair value of $2.20 per share to its Chief Executive Officer of which 68.75% were vested immediately and 6.25% of the shares vested on each of March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015. During the year ended December 31, 2015, 50,000 shares of restricted stock were granted to other executives contingent upon the Company achieving an initial public offering of its equity securities by December 31, 2015. The performance measures were not met and the shares expired as of December 31, 2015. There was no expense recorded for these shares. During the nine months ended September 30, 2016, a total of 57,475 shares of restricted common stock with a fair value of $1.90 per share were issued to the Company’s Chief Financial Officer and Chief Operating Officer of which 100% of the shares vest six months following the completion of the IPO.

At September 30, 2016 and December 31, 2015 there was $417,135 and $214,304, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the plans. These costs are expected to be recognized over the next three years and is based on the date the options were granted.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 13. Commitments and Contingencies

Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $185,654 and $180,108, respectively, for the three months ended September 30, 2016 and 2015 and $554,804 and $497,030, respectively, for the nine months ended September 30, 2016 and 2015. The longest lease expires in June 2020. The Company moved into its new facility in San Diego, California during the year ended December 31, 2014. The new San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at September 30, 2016 were as follows:

Year ending:
2016 (remaining three months)	$306,563
2017	645,976
2018	509,198
2019	517,977
2020 and beyond	265,940
$2,245,654

Note 14. Concentration of Credit Risk

(a)Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015 and customers that accounted for 10% or more of total trade accounts receivable at September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of net revenue
Customer A	30%	27%	31%	22%
Customer B	20	14	18	15
Customer C	7	13	6	13

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of gross trade accounts receivable
Customer A	25%	19%	24%	17%
Customer B	12	10	13	13
Customer C	3	11	4	8
(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of net revenue
China	69%	60%	72%	62%
Other Asia	14	27	12	23
North America	12	7	11	8
Europe	5	6	5	7

Although the Company ships the majority of antennas to its customers in China (primarily ODM’s and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three and nine months ended September 30, 2016 and 2015, all of the Company’s products were manufactured by two vendors in China.

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

We shipped approximately 87 million antenna products worldwide in 2015 used in approximately 34 million devices.  For the nine months ended September 30, 2016, we shipped approximately 115 million antenna products worldwide used in approximately 39 million devices. Our products are found in a broad range of devices that generally enable Wi-Fi connectivity for data and video coverage. We sell our products to OEMs and ODMs. These companies compete based on product performance, product features, price, and other factors. While our products are found in devices manufactured by global OEMs and ODMs, the products end up primarily in the end-user devices that are deployed in carrier, enterprise, and residential wireless networks, access points, routers, residential gateways, set-top boxes, media adapters, and digital televisions. Our global sales force works with telecommunications and broadband carriers and retail-focused customers who seek high performance, reliable wireless solutions. By working with these end-user carriers and retail-focused customers, we seek to have service providers influence OEMs and ODMs to specify our antennas for the products they provide to their end-user customers. Our direct sales team works directly with customers, and also works with indirect channel partners who pursue sales opportunities that are based in the United States, Europe, and Asia.

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

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2015, 80% of our product revenues were from devices in the marketplace for over two years, 11% for devices in the marketplace for one to two years and 9% for devices in the marketplace for less than one year.  For the nine months ended September 30, 2016, 42% of our product revenues were from devices in the marketplace for over two years, 35% for devices in the marketplace for one to two years and 23% for devices in the marketplace for less than one year.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors, including the average selling price of our products per device, the number of antennas per device, manufacturing costs, investments in our growth, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. We have seen the number of devices increase 69% and number of antennas per device increase 20% for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. Our ability to maintain or increase our sales depends on new and existing end customers selecting our antenna solutions for their devices and depends on investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. See the section entitled “Risk Factors.”

Seasonality

Our operating results historically have not been subject to significant seasonal variations.  However, our operating results are affected by how customers make purchasing decisions around local holidays in China.  For example, a national holiday the first week of October in China may cause customers to purchase product in the third quarter ahead of their holiday season to account for higher volume requirements in the fourth quarter.  In addition, although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Chinese New Year.  Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change as a result of general customer demand or product cycles.

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

Interest and Other Expense (Income)

Interest Income. Interest income consists of interest from our cash and cash equivalents.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. We have concluded that it is not more likely than not that we will utilize its deferred tax assets other than those that are offset by reversing temporary differences.

The following tables set forth our operating results for the periods presented as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.2%	58.4%	55.2%	57.7%
Gross profit	44.8%	41.6%	44.8%	42.3%
Operating expenses:
Research and development	11.5%	16.1%	13.3%	16.8%
Sales and marketing	11.7%	14.1%	13.2%	15.4%
General and administrative	11.7%	12.5%	10.7%	13.0%
Total operating expenses	34.9%	42.7%	37.2%	45.2%
Income (loss) from operations	9.9%	(1.1)%	7.6%	(2.9)%
Other expense (income)	0.3%	(1.1)%	(1.0)%	(1.7)%
Income (loss) before income taxes	9.6%	0.0%	8.6%	(1.2)%
Provision (benefit) for income taxes	0.1%	(0.0)%	0.0%	0.0%
Net income (loss)	9.5%	0.0%	8.6%	(1.2)%

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Sales

	Three Months Ended September 30,
	2016	2015	Increase/(Decrease)	% Change

Sales	$12,439,279	$6,668,732	$5,770,547	86.5%

	Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	% Change

Sales	$30,807,902	$18,459,590	$12,348,312	66.9%

The increase in sales is primarily driven by an increase in product sales, of which $1.4 million for the three months ended September 30, 2016 and $3.7 million for the nine months ended September 30, 2016 were associated with sales of products acquired in connection with the acquisition of certain North American assets from Skycross, Inc. Total devices increased by 8.0 million devices to 16.6 million devices and by 15.8 million devices to 38.7 million devices for the three months ended September 30, 2016 and the nine months ended September 30, 2016, when compared to the three months ended and nine months ended September 30, 2015, respectively. The average number of antennas per device increased from 2.47 antennas per device for the three months ended September 30, 2015 to 2.84 antennas per device for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the average number of antennas per device increased from 2.47 antennas per device for the nine months ended September 30, 2015 to 2.98 antennas per device. The average selling price per device for the three months ended September 30, 2016 decreased to $0.72 as compared to $0.76 for the three months ended September 30, 2015. The average selling price per device for the nine months ended September 30, 2016 decreased to $0.77 as compared to $0.79 for the nine months ended September 30, 2015. When compared with the same periods in the prior year, during the three and nine months ended September 30, 2016, we sold significantly more board mounted antennas which do not require cables or connectors.  Board mounted antennas tend to have lower per unit pricing and higher margins.  Additionally, overall demand in the set-top-box and TV markets and the incorporation of our antennas in new devices offset by products reaching the end of their lifecycle, contributed to the increase in sales for the three months ended and nine months ended September 30, 2016 when compared to the three months ended and nine months ended September 30, 2015, respectively.

Cost of Goods Sold

	Three Months Ended September 30,
	2016	2015	Increase/(Decrease)	% Change

Cost of goods sold	$6,862,992	$3,893,657	$2,969,335	76.3%

	Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	% Change

Cost of goods sold	$17,007,228	$10,657,495	$6,349,733	59.6%

The increase in cost of goods sold for both the three months ended and nine months ended September 30, 2016 is primarily due to an increase in product sales.

Gross Profit

	Three Months Ended September 30,
	2016	2015	Increase/(Decrease)	% Change

Gross profit	$5,576,287	$2,775,075	$2,801,212	100.9%
Gross profit (percentage of sales)	44.8%	41.6%		3.2%

	Nine Months Ended September 30,
	2016	2015	% Change	% Change

Gross profit	$13,800,674	$7,802,095	$5,998,579	76.9%
Gross profit (percentage of sales)	44.8%	42.3%		2.5%

Gross profit as a percentage of sales increased for both the three months ended and nine months ended September 30, 2016 as compared to the three months ended and nine months ended September 30, 2015. The increase in gross profit percentage is primarily driven by an increase in sales of board mounted antennas which do not require cables or connectors.  Board mounted antennas tend to have lower per unit pricing and higher gross margins.  We anticipate the sales of board mounted antennas as a percentage of sales mix will be lower in future periods which may cause gross profit as a percentage of sales to decline.

Operating Expenses

	Three Months Ended September 30,
	2016	2015	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$1,432,581	$1,075,228	$357,353	33.2%
Sales and marketing	1,453,391	940,155	513,236	54.6%
General and administrative	1,459,993	830,723	629,270	75.7%
Total	$4,345,965	$2,846,106	$1,499,859	52.7%

	Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$4,096,670	$3,099,080	$997,590	32.2%
Sales and marketing	4,078,250	2,840,514	1,237,736	43.6%
General and administrative	3,304,790	2,393,433	911,357	38.1%
Total	$11,479,710	$8,333,027	$3,146,683	37.8%

Research and Development

Research and development expense increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a $0.2 million increase in personnel expenses associated with headcount increases and $0.1 million increase in product development. The increase for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to a $0.7 million increase in personnel expenses associated with headcount increases and increases in premises expenses.

Sales and Marketing

Sales and marketing expense increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to a $0.4 million increase in personnel expenses associated with headcount increases and a $0.1 million increase in travel and entertainment expenses. For the nine months ended September 30, 2016, sales and marketing expense increased compared to the nine months ended September 30, 2015. This increase was primarily driven by a $0.9 million increase in personnel expenses associated with headcount increases and $0.2 million increase in travel and entertainment expenses.

General and Administrative

General and administrative expense increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $0.5 million cash bonus awarded to our Chief Executive Officer for completion of our IPO and $0.1 million of additional costs related to IPO not expensed against IPO proceeds. General and administrative expense increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the $0.5 million cash bonus awarded to our Chief Executive Officer and the $0.1 million of additional costs related to IPO not expensed against IPO proceeds, and an increase of $0.2 in amortization expense associated with the intangible assets acquired from Skycross in December 2015.

Other Expense (Income)

Interest expense for the three months ended September 30, 2016 and the nine months ended September 30, 2016 increased as compared to the three months ended September 30, 2015 and the nine months ended September 30, 2015 due primarily to the addition of the $4.0 million term loan with Silicon Valley Bank (SVB) entered into in December 2015. The fair market value adjustment relating to our warrant liability for the nine months ended September 30, 2016 increased as compared to the nine months ended September 30, 2015 due to the decrease in the underlying value of the Series G preferred shares.

Liquidity and Capital Resources

We had cash and cash equivalents of $16.8 million at September 30, 2016. Cash and cash equivalents consist of cash. We did not have any short-term or long-term investments. In August 2016, we completed our IPO and received net proceeds of approximately $10.9 million, including the sale of shares pursuant to the exercise of the underwriters’ overallotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $44.7 million at September 30, 2016.

Since inception, we have primarily financed our operations and capital expenditures through private sales of preferred stock, convertible promissory notes and cash flows from our operations. We have raised an aggregate of $29.5 million in net proceeds from the issuance of our preferred stock and convertible promissory notes and $10.9 million from the sale of common stock in our IPO.

As of September 30, 2016, we had approximately $3.0 million outstanding under a term loan and approximately $0.1 million outstanding under a growth capital term loan pursuant to our amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit for $3.0 million. As of September 30, 2016, there was no balance owed on the line of credit.

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

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. The amended and restated loan and security agreement requires that we maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous nine-month period (for September 30, 2016 the minimum EBITDA is $250,000). The interest rate of the additional term loan is 5.0%. As of September 30, 2016, $3.00 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line, growth capital term loan and the additional term loan as of September 30, 2016.

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

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$1,967,921	$(9,271)
Net cash used in investing activities	(275,649)	(93,455)
Net cash provided by financing activities	9,798,119	99,203
Net increase (decrease) in cash and cash equivalents	$11,490,391	$(3,523)

Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 2016. This was primarily driven by our net income of $2.6 million, net non-cash operating expenses of $0.9 million offset by a decrease in the warrant liability of $0.5 million and the change in operating assets and liabilities of $1.0 million. Net cash used in operating activities was $9,271 for the nine months ended September 30, 2015. This was primarily driven by our net loss of $0.2 million, net non-cash operating expenses of $0.6 million offset by a decrease in the warrant liability of $0.3 million and the change in operating assets and liabilities of $0.1 million.

Net cash used in investing activities was $0.3 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in the nine months ending September 30, 2016 and 2015 consisted primarily of the purchase of property and equipment.

Financing activities in the nine months ended September 30, 2016 provided net cash of $9.8 million and consisted of net proceeds from the IPO of $10.9 million and $0.1 million from the exercise of stock options, partially offset by the repayment of notes of $1.2 million. Financing activities in the nine months ended September 30, 2015 provided net cash of $0.1 million and consisted of proceeds of $0.3 million from the exercise of warrants and stock options offset by the repayment of notes of $0.2 million.

Contractual Obligations and Commitments

As of September 30, 2016, there were no material changes to the contractual obligations and commitments as disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on August 12, 2016, or the Prospectus, other than those made in the ordinary course of business and except for those disclosed in the notes to the unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and operating results is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported sales and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Interest Rate Sensitivity

Our cash and cash equivalents as of September 30, 2016 consisted of cash and therefore believe we are not exposed to interest rate risk.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unregistered Sales of Equity Securities

On August 17, 2016, we issued 1,957,207 shares of common stock to the holders of our previously outstanding Series A, D, E, F and G preferred stock in connection with the closing of our initial public offering. The shares were issued in satisfaction of approximately $21.2 million in accumulated dividends on such preferred stock as of August 17, 2016. The shares were issued pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under the Securities Act as a transaction not involving a public offering.

No underwriters were involved in the above transactions described in this Item 2.

Use of Proceeds

On August 11, 2016, our registration statement on Form S-1 (File No. 333-212542) was declared effective by the SEC for our IPO. At the closing of the offering on August 17, 2016, we sold 1,500,000 shares of common stock at an initial public offering price of $8.00 per share and received gross proceeds of $12.0 million, which resulted in net proceeds to us of approximately $9.3 million, after deducting underwriting discounts and commissions of approximately $1.0 million and offering-related transaction costs of approximately $1.7 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Northland Capital Markets and Wunderlich Securities, Inc. acted as joint book-running managers for the offering. On August 29, 2016 the underwriters exercised their over-allotment option to purchase an additional 200,100 shares of common stock at the public offering price of $8.00 per share and received gross proceeds of approximately $1.6 million, which resulted in net proceeds to us of approximately $1.5 million, after deducting underwriting discounts and commissions of approximately $0.1 million and offering-related transaction costs.

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

AIRGAIN, INC.

Date: November 14, 2016	/s/ Charles Myers
Charles Myers President and Chief Executive Officer (principal executive officer)

Date: November 14, 2016	/s/ Leo Johnson
Leo Johnson Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
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