Form 10-K
period 2016-12-31
AIRGAIN INC
filed 2017-03-15
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-37851

AIRGAIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0281763
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 150 San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

(760) 579-0200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of February 28, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $90.2 million, based on the closing price of the registrant’s common stock on The NASDAQ Capital Market of $12.60 per share. The registrant has elected to use February 28, 2017 as the calculation date, as on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately-held concern.

As of February 28, 2017, the registrant had 9,372,232  shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AIRGAIN, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2016

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this annual report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions.  The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward- looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.  The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Airgain, the Airgain logo, and other trademarks or service marks of Airgain appearing in this annual report are the property of Airgain. This annual report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

ITEM 1.     BUSINESS

Overview

Airgain is a leading provider of embedded antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. Our innovative antenna systems open up exciting new possibilities in wireless services requiring high speed throughput, broad coverage footprint, and carrier grade quality of service. Our antennas are found in devices deployed in carrier, enterprise, and residential wireless networks and systems, including set top boxes, access points, routers, gateways, media adapters, and digital televisions. Through our pedigree in the design, integration, and testing of high performance embedded antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN or Wi-Fi, antenna market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and system designers who depend on us to achieve their wireless performance goals. We also develop embedded antenna technology for adjacent markets, including enterprise Wi-Fi systems for on premises and cloud-based services, small cellular applications using Long-Term Evolution, or LTE, Internet of Things, or IOT devices, Digital Enhanced Cordless Telecommunications, or DECT, and automotive connectivity applications.

We have a strong reputation within the ecosystem of OEM, ODM and system designers and have multiple reference designs with the leading Wi-Fi chipset vendors. OEMs, ODMs, telecommunications and broadband carriers, and retail-focused companies rely on these reference designs and our engineering skills to deliver superior performance throughout the home and enterprise. We offer early design, custom engineering support, and superior over-the-air, or OTA, testing capability, and our design teams partner with customers from the early stages of antenna prototyping, throughput testing, performance and device integration to facilitate optimal throughput performance and fastest possible time to market. We view our chipset partner, OEM, ODM and carrier relationships as strategic components to our success. We use third parties to manufacture our products while maintaining oversight for critical test and calibration functions. We have 69 issued patents in the United States and 23 companion patents outside the United States, and 93 patent applications on file.

We are helping to foster the transition in the industry to more advanced wireless standards. Both consumer and enterprise applications in the WLAN market are in a period of expansion driven by the global transition from the older 802.11n wireless standard to the new 802.11ac standard. 802.11ac is faster and requires a greater number of antennas per device, which imposes more advanced wireless system and antenna designs within an ever increasing device ID. Going forward, new wireless protocols, such as 802.11ax, will continue to push the throughput ceiling even further upward, increasing reliance on an optimal antenna system to enable performance as close to the theoretical maximum as possible. We have a broad range of embedded and external antenna solutions for WLAN routers and access points, and we are the industry expert in throughput optimized antenna solutions for Wi-Fi applications. We have a proven history of working with OEMs and ODMs to integrate throughput optimized antenna solutions resulting in the industry’s best Wi-Fi performance. Our enterprise WLAN solutions help to meet the industry challenge of requiring a consistent and improved throughput experience.

We have approximately 550 antenna products in our portfolio. We shipped approximately 159 million antenna products worldwide in 2016 enabling approximately 54 million devices. During that period, we supplied our products to carriers, OEMs and ODMs in the United States, Europe, Canada and Asia, including ARRIS Group, Inc., Belkin International, Inc., Comcast Corporation, DIRECTV U.S., LLC, EchoStar Corporation, Huawei Technologies Co., Ltd., Sagemcom SAS, Samsung, Technicolor SA and ZTE Corporation, among others. We have achieved significant growth in our business in a short period of time. From 2012 to 2016, our sales have grown from $18.2 million to $43.4 million, while our net income has increased from a net loss of $1.1 million in 2012 to net income of $3.7 million in 2016.

Industry Background

The most common form of wireless network access technology is Wi-Fi, short for Wireless Fidelity. Wi-Fi is a standard established by the Institute of Electrical and Electronics Engineers, or IEEE, known technically as 802.11. The Wi-Fi standard is “the most ubiquitous wireless connectivity technology for internet access,” according to ABI Research, a market intelligence firm. Over time, the 802.11 protocol has evolved to deliver higher rates of data throughput, requiring more sophisticated devices and data transmission equipment to achieve it. Initially,

802.11b at 2.4 GHz, or gigahertz, delivered data at 11 megabits per second, or mbps, followed by 802.11a at 5GHz and 802.11g at 2.4 GHz, each providing data at 54 mbps. Subsequently, 802.11n was introduced at both 2.4 GHz and 5 GHz offering 300 mbps, and more recently 802.11ac entered the market offering bandwidth rated up to 1300 mbps on the 5 GHz band and 450 mbps on 2.4 GHz.

Wi-Fi enables devices to operate on a local area network, or LAN, or wide area network, or WAN, to connect to and access the internet and communicate with others without the use of cabling or wiring. It adds the convenience of mobility to the powerful utility provided by high-speed data networks and is a natural extension of broadband connectivity in the home and office. Wi-Fi was first utilized in applications such as computers and routers, and is now commonly embedded into everyday electronic devices, such as printers, digital cameras, gaming devices, smart phones, tablets and broadband access systems for video and data enablement. In addition, many new products are coming out with multiple wireless capabilities whereby Wi-Fi and other similar wireless protocols have become ‘must have’ features to extend a device’s basic utility. As an example, smart devices such as the Apple iPhone and Samsung Galaxy come equipped with Wi-Fi, Bluetooth and Near Field Communication, or NFC, functions, in addition to traditional cellular functions. Each of these represents a separate radio technology and each radio requires different antenna solutions to provide an optimal user experience.

Wireless technology has grown rapidly. When it was first introduced to the mass market in the United States in the mid-1980s, the primary application was analog cellular phone voice services. However, wireless has rapidly evolved as the shift to digital and Internet Protocol ramped up and the explosion of ubiquitous broadband connectivity was born. The rapid growth of internet applications, websites and media opportunities has given consumers unlimited uses for wireless devices including managing e-mail, online browsing and shopping, and running applications for business, personal productivity, and entertainment and media while on the go. Carriers and enterprises have also realized the economic benefits of wireless connectivity to enable efficient delivery of premium content and internet services in the home, enterprise and mobile. Over the past decade, wireless technologies such as cellular and Wi-Fi have emerged as mainstream networking platforms to connect people  and data via devices. According to the Cisco Visual Networking Index, or the Cisco Report, there were approximately 7.9 billion mobile connected devices in 2015—1.1 for every person on Earth. By 2021, there are expected to be approximately 11.6 billion mobile-connected devices, representing nearly 1.5 mobile devices per person on Earth.

Opportunity in the home and enterprise

The Wi-Fi market is continuing to grow rapidly as the technology is adopted across a wide variety of markets, including consumer, mobile, automotive, and emerging markets such as machine to machine, or M2M. The increase of in-home wireless devices in security and remote monitoring, lighting, HVAC, and entertainment has helped drive the embedded antenna market. According to ABI Research, the number of Wi-Fi-enabled device shipments, excluding cellular and personal computers, is expected to exceed 1.3 billion devices annually by 2021, representing a 13% compound annual growth rate, or CAGR, in this market for the period from 2016 through 2021. The list of antenna applications within in-home devices is seemingly endless, including access points and wireless extenders, routers, residential gateways, set-top boxes, media adapters, smart televisions, smart remotes, printers, gaming consoles, wireless speakers, wireless cameras and home automation systems and nodes.

Wi-Fi Enabled Shipments CAGR 2016 to 2021

Sources: ABI Research Wi-Fi Market data, Q2 2016. * Represents 2014 to 2019 CAGR, Source Markets & Markets

We are seeing solid growth in the number of wirelessly-enabled device shipments in several of our key markets. According to ABI Research, the market for consumer access points and gateways worldwide is expected to increase from 173 million device shipments in 2015 to 199 million in 2019. In the same period, the number of set-top boxes shipped is expected to grow from 71 million to 91 million, and the number of smart TV’s shipped from 94 million to 146 million, a CAGR of 12%.

Mirroring this growth, according to ABI Research, global Wi-Fi hotspots, such as those found at enterprise locations like coffee shops, airports or in corporate offices, are forecasted to continue to expand at a CAGR of 11.2% from 2015 to 2020. The number of Wi-Fi hot spots in use was 4.2 million in 2013, 5.69 million in 2014, and is expected to top 13.3 million by 2020, according to estimates published by ABI Research in 2015. Wi-Fi hotspots are increasingly being deployed by mobile and fixed-line carriers, as well as third-party operators, as a means of offloading 3G/4G data users to Wi-Fi networks.

Trends driving demand for high-performance antenna solutions in wireless devices

The demand for smart phone, tablet, laptop and notebook connectivity in the home and enterprise is robust. Whereas families often shared a single computer and internet connection in the 1990’s, ubiquitous wireless connectivity throughout the home is available today via carrier gateways that enable Internet access and media distribution to multiple smart phones, fixed and mobile computing devices and smart TVs that share the same broadband data connections. Wireless access enables mobility and the potential sale of additional services by telecom, cable, and satellite broadcast companies and does not require the time and cost for cabling. Additionally, the demand for over-the-top, or OTT, audio and video services from the Internet is strong as families enjoy free or paid content subscriptions to sites such as Netflix, Apple TV, Amazon Prime, Pandora, YouTube, and many others on a 24/7 basis. Our business opportunity has been driven by the rapidly expanding market for embedded antenna solutions for in-home wireless data and video connectivity products. Wi-Fi has emerged as the key wireless technology for delivering media services in the connected home of smart devices. According to the Cisco Report, globally, in 2015, a smart device generated 14 times more traffic than a non- smart device, and by 2020 a smart device is estimated to generate nearly 23 times more traffic. Furthermore, the Cisco Report also anticipates that smart device traffic will grow at a CAGR of 53% from 2015 to 2020.

Wireless networking has also become mission-critical for businesses, schools, and governments to keep constituents connected. As more applications become cloud-enabled (meaning stored or run from servers in a data center), access to these services becomes even more ubiquitous. Municipalities have also begun to offer free Wi-Fi services to citizens in public access locations. Some of this public access Wi-Fi is also served by the larger telecom and cable carriers. As Wi-Fi standards have gone from 802.11b/g to 802.11n, and more recently 802.11ac, the ability to access standard and high definition video over Wi-Fi becomes meaningful and drives demand. Carriers have been challenged to meet the requirements of the new high-bandwidth video and data applications. With current high-performance Wi-Fi, carriers can eliminate video cables, offering customers the ability to move their televisions to any point in the house and vastly reduce installation time and costs, as well as offer over the top, or OTT, services via broadband gateways that are accessible by any wireless device.

The increasing number of wireless devices that are accessing mobile networks worldwide is one of the primary contributors to global mobile traffic growth. Each year several new devices in different form factors and increased capabilities and intelligence are introduced into the market. With ever increasing smartphone penetration rates and a host of new devices such as M2M devices, tablets, netbooks, mobile internet devices, or MIDs, the growth for mobile broadband is at an all-time high and, according to the Cisco Report, is set to continue. The Cisco Report notes that global data traffic grew 74% in 2015, reaching 3.7 exabytes per month, up from 2.1 exabytes per month at the end of 2014. According to the Cisco Report, mobile offload exceeded cellular traffic for the first time in 2015. Overall mobile data traffic is expected to grow to 30.6 exabytes per month by 2020, an eightfold increase over 2015. Mobile data traffic is expected to grow at a CAGR of 53% from 2015 to 2020. According to the Cisco Report, 51% of total mobile data traffic was offloaded onto the fixed network through Wi-Fi or femtocell small cells in 2015. Globally, the total number of public Wi-Fi hotspots (including in- home Wi-Fi hotspots) is forecasted to grow sevenfold from 2015 to 2020, from 64.2 million in 2015 to 432.5 million by 2020. Total in-home Wi-Fi hotspots are forecasted to grow from 56.6 million in 2015 to 423.2 million by 2020. These trends are positive indicators for growth in our Wi-Fi and femtocell small cell markets.

Both consumer and enterprise applications in the WLAN market are in a period of expansion. Growth is due to WLAN expansion in emerging markets as well as a global transition from the older 802.11n wireless standard to the new 802.11ac standard. The 802.11ac standard provides much higher throughput rates and introduces multi-carrier technology requiring more antennas per device. 802.11ac devices can support up to eight Wi-Fi antennas, doubling the current average of four antennas per device under 802.11n standards. Wireless enabled in home devices are becoming increasingly complex as they evolve with industry technology trends, such as, 802.11ac higher order Multiple Input, Multiple Output, or MIMO, and Multi-User MIMO, or MU-MIMO, Wi-Fi architectures, while adding support for additional wireless connectivity systems, such as ZigBee Pro, ZigBee RF4CE, Z-Wave, and Bluetooth, to keep pace with the increasingly complex ecosystem of devices that seek connectivity within the home. Going forward, support for new and additional wireless protocols is likely to drive the antenna count up to 10 to 12 antennas per device.

Technology Challenges to Delivering on the Potential of Wireless

Our antenna solutions enable carriers and device OEMs and ODMs to meet their wireless connectivity performance requirements and to rapidly expand their footprint of products supporting Wi-Fi as well as the evolving network of connected home and the Internet of Things, or IoT, wireless connectivity applications. We develop our own antennas for a broad range of applications and technologies, including: 802.11 a/b/g/n/ac, LTE, DECT, LPD (433MHz RF remote), Bluetooth, ZigBee and Z-Wave. In addition, we have expertise in the testing and benchmarking of wireless systems and devices. To satisfy the rapidly evolving technology needs of the industry, we have remained on the leading edge of next generation development by providing solutions for MIMO, MU-MIMO, short range wireless technologies, beam forming, and active antenna technology.

As the number of wireless standards and antennas per device increases, the technical challenges for the antenna system increase, such as co-existence and isolation. With our unique and innovative integration technology, we have developed ways to integrate additional antennas for optimal antenna performance while minimizing the effects on isolation. Particularly with MIMO 4x4 and MIMO 8x8 technology, we are able to achieve the highest output and performance of Wi-Fi 802.11 ac/n, reliability, range, and coverage, with our role in optimal beam forming.

Given increasing capacity demands on wireless networks, the wireless industry continually searches for new means of utilizing more efficient radio resources. Active antenna systems utilize the full potential of radio sources by integrating onboard amplifiers for reductions in cable attenuation. We are able to integrate antennas in arrays designed for individual element activation based on which elements deliver the signals to the clients most effectively. By manufacturing antennas that possess the capabilities to support new wireless technologies, we are able to meet current market demands for versatile antenna designs.

Our Antenna Design, Engineering and Integration Process

We are an antenna solution provider optimizing antenna systems for maximum system device OTA throughput performance as an integral step in the antenna system design process, enabling the best possible throughputs for devices in their native application. Common antenna industry practice is to design antennas exclusively within a passive environment, using simulation tools based on the assumption of free space. The modern in-home environment is a highly complex multipath environment that is not accurately represented by antenna simulation tool modeling. We design all our antenna systems for in-home applications using a combination of device and environment modeling, with active antenna OTA throughput performance feedback, providing our customers high device throughputs in their intended in-home or in-office environment.

The core focus of our proprietary antenna integration process remains performance optimization across factors that affect end users. Throughput, reliability, and cost represent three key metrics for optimization. We have been designing and evaluating wireless antenna solutions for 802.11-based WLAN devices since our inception in 2004. We have gained industry-leading expertise in the testing and evaluation of wireless systems to determine relative performance differences between devices, and have developed a proprietary set of performance metrics, measurement methodologies, and test conditions to enable measuring and predicting the relative performance of 802.11-based WLAN devices and networks at the component and application level. These simulations form the foundation of the integration process that optimizes overall device performance, as well as antenna characteristics.

There are many and varied challenges to integrating the optimal antenna system for maximized wireless performance for a device. Every aspect of the device design impacts the performance of the antenna system and ultimately the device itself. We work side by side with our customers as trusted advisors during the design process providing system level design feedback and support from the inception of a project through to the successful validation of the final product, ensuring reduced design cycles and the best possible performance outcome. We are proficient at identifying wireless performance impacting factors down to the board-level design details, including on-board noise and radio interference sources, coupling via onboard components, to constraints in the industrial design itself, such as horizontal and vertical orientations, internal structure layout and materials, and space limitations for antenna placement. All of these factors can negatively influence the performance of an embedded antenna system and can lead to de-tuning, coupling, sub-optimal gain patterns, and loss of gain, efficiency reduction and ultimately poor system performance.

Our antenna designs and integration methods are mindful that Quality of Service, or QOS, is the backbone of any successful communication network within a home or enterprise. Demand for wireless streaming 4K and Ultra-high definition, or UHD, video is requiring more sophisticated antenna system designs to support a high quality end user experience free from errors in frame rendering, pixilation, and buffering delays and glitches. While the performance of the underlying chipset and firmware lays down the foundation, the optimally integrated antenna system is a key system component and is usually the key enabler of throughput and coverage differentiation between competing devices.

Our engineers provide custom support in the areas of antenna system design and simulation, rapid prototyping, integration and testing. Our engineers work directly with customers (typically OEMs and/or ODMs) to evaluate performance-impacting factors when developing the optimal antenna solution for each device and application. Antenna-specific characteristics, such as gain, efficiency, and coupling, are considered during the design process in conjunction with board-level factors, such as on-board noise and radio interference, together with industrial design and housing constraints.

We engage with customers in the early stages of a program before prototype tooling is available, utilizing 3D CAD models and/or physical mockups of our customers’ devices to simulate and measure the interactions, providing valuable feedback for the device design enhancement. During prototyping, sample devices are tested to generate more precise measurements. These measurements are carried out in our anechoic radio frequency, or RF, chambers, including our Satimo SG 24 antenna measurement system located at our San Diego headquarters. The chamber environment provides a broad dynamic range for antenna measurements, enabling wireless performance testing for a wide range of protocols including LTE, IEEE 802.11 standards including ac, ah, af, GPS, ZigBee, Z-Wave and GPS. While other antenna design companies may select a final antenna based only on passive testing, our process includes the key additional step to measure and optimize the actual system-level throughput and coverage performance through our proprietary iterative design feedback process. This process considers firmware stability, system noise, and interference, as well as antenna performance, to provide an “Airgain Optimized” solution.

We partner with and supply the largest blue chip brands in the world, including OEMs, ODMs, chipset makers, and global operators. Through our close working relationships with the leading chipset makers for the WLAN, we have developed a significant level of expertise in the testing and evaluation of chipset reference designs and systems enabling the relative performance benchmarking between devices. To satisfy the rapidly evolving technology needs of the industry, we have remained on the leading edge of next generation development including solutions for MIMO, MUMIO, beam forming, and active antenna systems.

Our design and integration process is summarized as follows:

•

Engineering Review. When a new product is initiated, our engineers review antenna-specific characteristics, such as gain (throughput), efficiency, and coupling, alongside board-level factors, such as on-board noise and radio interference, as well as identification and housing constraints. We plan to expand awareness of the Airgain brand and Airgain offerings throughout the OEM and carrier community through participation in industry technical working groups, forums and trade events.

•

Antenna Selection and Placement. Our engineers select several antennas that are best suited for the particular application based on a large stable of existing antenna designs from previous efforts, modifications to these prior designs as well as new, full custom designs for particular devices, coupled with the industrial design of the product, the engineer also selects candidate placements that are used in the initial simulation and placement phase. Our extensive experience in this step narrows the possible solutions to only the most promising candidates for detailed simulation and measurement.

•

Simulation and Initial Testing. Finite element simulations of the antennas in the enclosure are then used to understand the complex interaction of the antennas with the structures within the product. These interactions have a profound impact on the operation of the antenna system and understanding them is key to providing optimal solutions. When we engage in the early stages of a program before prototype tooling is available, 3D CAD models and/or physical mockups of the device are used to simulate and measure these interactions. When the project progresses to the prototype stage, actual prototype devices are tested to generate even more accurate measurements. These measurements are carried out in one of four RF chambers, including our Satimo SG 24 antenna measurement system at our San Diego headquarters, which provides a high dynamic range in antenna measurements that enables us to test wireless performance for a wide range of protocols including LTE, IEEE 802.11n, and IEEE 802.11ac Wi-Fi standards. While our competitors select a final antenna based on RF chambers testing, we proceed with a critical further step and measure actual system level performance of the device in an iterative process to optimize performance. This iteration considers firmware stability, system noise, and interference, as well as antenna performance, to provide an “Airgain Optimized” solution.
•

Final Integration. Prior to OTA throughput testing, a final review of the design is conducted to review for cable routing for manufacturability and noise reduction. Mounting methods from our designed clip structures to tape mounting are reviewed for ruggedness and ease of assembly in volume production. Finally, any fine tuning of the cable routing, antenna parameters or other features is conducted before releasing the design for final testing and optimization with OTA throughput testing in actual real use case testing.

•

Validation and Reporting. Upon completion of the design, a summary report is provided detailing the antenna selection, overall performance results and key observations, integration recommendations and detailed test results for each wireless system characterized. As the design moves to production, our product integration engineers serve as the technical interface between the antenna design team and the customer’s production team to validate and ensure product quality and reliability during high volume manufacturing.

Our over-the-air throughput testing

We have been designing and evaluating wireless antenna solutions for 802.11-based wireless LAN devices since our inception in 2004. We have developed a set of proprietary performance metrics, measurement methodologies, and automated test conditions to enable accurate and repeatable characterization of the relative OTA performance of 802.11-based WLAN devices from routers, gateways, and set-top boxes, to TV sets. Our benchmark testing provides an accurate assessment of the performance characteristics for devices to enable manufacturers to make informed decisions in selecting the best antenna solution for their needs.

We have developed a proprietary hardware and software solution using stop-motion turntables to measure effective throughput of competing antenna solutions. This technology, illustrated below, enables the capture of thousands of data points at each location and ensures accurate and repeatable results. This throughput-focused testing provides repeatable comparisons of metrics that our customers value above antenna specific measurements alone. Our OTA test process utilizes industry standard measurement tools and our proprietary implementation of the IEEE 802.11.2 Draft Recommended Practice for the Evaluation of 802.11 based Wireless Performance. Our proprietary OTA testing process has been established as an industry leader in wireless throughput testing.

We have developed a well-defined set of antenna engineering and integration steps to find the optimum antenna solution within any design constraints. Each customer design is put through a series of distinct Access Point to Client device link tests to measure the average uplink and downlink throughput at each link. Multiple independent, unique AP/Client locations are selected to provide relative throughput test results in high, medium, and low throughput environments. Continual feedback to our customers across the spectrum of system performance (noise, firmware, OTA performance) leads to an optimized design.

Our regional OTA testing facilities are configured to replicate the real-world performance in typical homes and offices, while providing isolation from external RF and wireless interference. This low noise environment is key when comparing and identifying the effect of various antenna and system designs on wireless throughput performance. We have multiple dedicated test sites located in the vicinity of our development locations in San Diego, California, Cambridgeshire, United Kingdom, and Suzhou and Shenzhen, China. These test environments allow extended length testing of our antenna solutions at up to 200 feet separation of access point and station. The combination of proprietary testing methods, dedicated test facilities, thousands of hours of test data, experience with hundreds of devices and antenna simulation techniques, have enabled us to provide higher- performance antenna solutions across multiple product platforms as compared to competing antenna systems.

Typically our proprietary integration process goal is to achieve a significant performance improvement over competing antenna solutions – providing a performance advantage that enables more robust wireless connectivity solutions for our customers. In a recent example, where we upgraded a commercially available 55” flat screen smart television with Airgain technology, we increased the probability of the television supporting a wireless (Wi-Fi) 4K UHD content video stream connection (4K UHD requires uplink capacity in the range of 25-50 mbps) by up to 100% using our in-house testing process.

Benefits of our Technology

We continuously ensure that we remain at the forefront of wireless technologies by manufacturing the highest quality and most innovative products, as well as developing new integration processes to produce optimal antenna performance.

Benefits to our customers

We have developed strong relationships with leading WLAN chipset vendors, OEMs, and key service providers in the home networking space, keeping us at the forefront of new developments in wireless technologies and industry requirements. We share our expertise with customers in several areas including design, engineering, and testing. Because of our focused business, we can offer insight into problems and develop solutions based on knowledge gained from the release of approximately 550 unique antenna product SKUs to customers. By harnessing our specialized experience and expertise, we offer solutions that can improve our customers’ product performance, reduce their staff costs and allow our customers to focus on non-antenna related factors in the face of short design, engineering and production windows. Rather than rely upon a captive engineering group that only works on in-house opportunities, we act as an outsourced antenna design, engineering, and test group for our customers.

We have also entered into joint development agreements with WLAN chipset vendors to collaborate on next-generation WLAN reference designs. Under these agreements, we have agreed to jointly pursue the development of reference design platforms optimized for use with integrated embedded antenna systems. These WLAN reference designs are intended to provide ODMs with high-performance, embedded antenna solutions from us that provide consistent, measureable results and provide a path to reduced product development costs and cycle times.

Benefits to Wireless Users

By focusing on performance, we strive to improve product satisfaction with customers. Often, competing makers of wireless devices use chips that are made by the same semiconductor manufacturer. Antenna reliability depends on numerous factors including material, mount position, physical connection and resistance to oxidation. However, the selection and placement of an antenna, or antennas, can change the performance characteristics measurably. Each sale of an antenna solution is customized according to the needs and requirements of the customer. Tradeoffs exist on placement, power, price, and other variables. By focusing on performance, we look to engineer and deliver the optimal solution given the customer’s product constraints. This commitment to performance has established us as one of the recognized leaders in the design, testing, and performance of wireless systems, and led to what we believe is one of the broadest blue chip customer lists in the industry.

Our Products

Our antennas are found in end-user devices that are deployed in carrier, enterprise, and residential wireless networks, including WLAN, access points, routers, residential gateways, set-top boxes, media adapters, and digital televisions. Our products have been adopted by some of the world’s leading telecom manufacturers and networking companies and are now being used by millions of carrier subscribers in the United States, Canada, Europe, and Asia. Designed for use in wireless access points, routers, gateways, set-top boxes, and media systems, we offer six product lines designed to maximize the performance of wireless devices while providing cost and design flexibility:

MaxBeam High Gain Embedded Antennas. MaxBeamTM High Gain Antennas utilize patented beamforming technology to deliver up to double signal strength and receive more sensitivity than conventional antenna solutions. The superior performance is derived by combining the benefits of high gain directional antenna elements with high isolation between each beam. Each antenna utilizes mixed material, integrated multi-element assemblies to provide optimal performance and turnkey integration. The MaxBeam antenna family offers maximum coverage designed for WLAN and Cellular/LTE frequency bands. Single-, dual-, tri-band and concurrent radio, as well as switched Smart Antenna options are available.

Profile Embedded Antennas. Profile Embedded Antennas feature highly efficient printed circuit board, or PCB, based solutions offering low profile designs optimized for confined industrial designs. Ideal for embedded applications requiring integration flexibility, the Profile family includes case, through- hole, and SMT mount designs and is available in single-, dual-, and tri-band applications.

Profile Contour Embedded Antennas. Profile Contour Embedded line utilizes Flexible Printed Circuit Board, or FPC, providing performance with device integration flexibility. Flexible and very low profile, these antennas can conform to many two-dimensional shapes making them ideal for integration within curved enclosures and wearable devices. Profile Contour antennas are supplied pre-fitted with adhesive tape for ease of integration.

Ultra Embedded Antennas. The Ultra line of embedded antennas has been designed for lower cost, embedded applications. The stamped metal design allows for rapid customization and tuning to each device, making them ideal for embedded applications requiring integration flexibility. The Ultra line is ideal for very high volume applications, and they utilize superior materials and plating to ensure optimal performance and extended life. The Ultra line is available in cabled and PCB mount designs, for single- or dual-band/feed operation.

OmniMax High Performance External Antennas. Our external dipole antennas are designed for indoor and outdoor WLAN applications. With an extensive variety of single- and dual-band designs available, this family of dipoles offers superior performance and flexible mounting options for various deployment scenarios including Prosumer level devices. They have a very high efficiency and omni- directional gain characteristics across 2.4 and 5 GHz bands to provide optimal coverage for maximum throughput and range.

MaxBeam Carrier Class Antennas. We have developed a series of multi-band LTE and WLAN antennas for small cell systems including Femtocells, Picocells, Wi-Fi hotspots, Wi-Fi backhaul, and community Wi-Fi systems, providing increased range and coverage. These embedded antennas have been designed for indoor or outdoor applications demanding Carrier-grade service levels, where complex issues such as coexistence and isolation between wireless standards in close proximity need to be tightly controlled. Maxbeam Carrier Class antennas achieve the best performance in the smallest possible form factor to minimize the urban landscape footprint.

SmartMax Embedded Antennas. SmartMaxTM chipset agnostic antennas utilize dynamic spatial and polarity selection, providing optimal throughput performance and coverage for 802.11ac Wi-Fi systems. Designed for set-top-box, gateway, and smart HDTV deployments, SmartMax improves spatial correlation among received signals, producing a significant improvement in the performance of MIMO systems. SmartMax provides up to a 25% downlink throughput improvement for Smart TV applications. SmartMax antennas require no dedicated connectivity to Wi-Fi chipset base-band circuits, minimizing the cost and complexity typically associated with Smart Antenna System integration.  We launched the SmartMax line in January 2017.

These antenna product lines are incorporated into an array of devices varying in purpose, as seen in the chart below. In addition, we have a strong patent portfolio and technology in the area of switched multi-beam antennas and dynamically optimized smart antenna systems that would allow us to move into the enterprise class market for Wi-Fi hotspots and small cells, or low-powered radio access points.

Design Partnerships

Our collaborative relationships with 802.11 chipset vendors offer opportunities for market access and improved sales of both chipsets and antennas. Early access to chipset vendors’ offerings, including industrial design tradeoffs in enclosure, board layout and design, all offer chipset vendors the advantage of optimized performance in their reference designs. When our antennas are consequently listed in the reference bill of materials for the major chipset vendors’ products, these antennas become the default performance recommendation for all products utilizing that chipset. Ongoing contact with the OEM’s and ODM’s, along with default use of the reference bill of materials components specified by chipset vendors, generates a dependable flow of sales opportunities for us.

Smart Antenna Technology

While we believe our embedded antenna solutions provide significant performance improvement over competing antenna products and meet the demand of today’s market, the need for even better wireless coverage in home networks continues to grow. Wireless video offerings from service providers are becoming more commonplace, and next generation technologies require ever increasing data speeds, bandwidth and coverage to meet rising consumer expectations.

There are basically two ways to improve the data transfer speed in wireless networks: improve the efficiency of encoding the data on the wireless carrier signal, or reduce the need to re-transmit data to make up for poor reception. Improving the encoding efficiency requires a change in the protocol standard, which occurred when the industry transitioned from 802.11b/g/a standard to the 802.11n standard, and continues to occur today, such as with the recent transition to the new 802.11ac standard. However, there remains a fundamental relationship between the quality of the wireless signal, and performance, and the amount of information any signal can carry.

To improve signal quality, we have developed our smart antenna technology, which serves as a very effective way to direct radio wave energy and point this focused energy in a chosen direction. This focused energy is then harnessed to improve data communication in wireless networks through a set of proprietary algorithms implemented in software and firmware that can greatly enhance the range and data throughput performance versus conventional solutions. All of the algorithms operate within the standardized protocols for 802.11 networks and are fully compatible with existing products on the market.

The improved antenna performance of our smart antenna system is based on combining the benefits of multiple antennas with self-adaptive automatic antenna switching. Our patented antenna tuning process is very rapid and is applied automatically both to receiving and transmitting functions. This same control method can be used with many different physical antenna configurations, and allows our antennas to achieve greater performance than conventional solutions. Our patented Smart Antenna technology is very effective at improving the signal quality of WLAN connections. These smart antennas are optimized to receive signals from single or multiple antenna element systems, dynamically and in real time selecting the optimal configuration maximizing the performance of any given data transmission.

Our Smart Antenna switching algorithms can be applied to almost any type of antenna structure. Our Smart Antenna algorithms power intelligent switching between elements in multi-element antenna systems, however the technology can equally be applied to single element smart antenna systems whereby switching can be used to dynamically re-configure antenna patterns to maximize throughput and coverage for a given environment.

Our switched smart antenna solution focuses on delivering improvements in several key areas:

•	Quality of service. Delivering consistent bandwidth for real-time demands of video distribution or Voice over Internet Protocol, or VoIP, streaming content to tablets and other mobile devices.
•	Extended range. The ability to reliably connect devices at the maximum extent of the device.
•	Interference avoidance. The proliferation of Wi-Fi has led to considerable levels of RF interference. Smart “agile” antenna systems dynamically avoid interference sources and allow maximum throughput.
•	Per client optimization. Our Smart Antenna solutions are capable of analyzing individual client throughput, optimizing the antenna directionality and enhancing the throughput to individual clients.

We have a history of over 10 years of innovation in beamforming and smart antenna technology for the wireless networking market. We designed and patented some of the first commercially shipping smart antenna solutions for WLAN, and we continue to ship smart antenna systems today. We own a comprehensive portfolio of patents covering smart and embedded antennas, including smart antenna selection and switching. Our intellectual property, or IP, portfolio centers on antenna design and performance, and includes 92 issued patents and 93 pending patent applications covering smart antenna hardware and software solutions for Wi-Fi, LTE and MIMO applications.

We see growing opportunities for our Smart Antenna technology in the enterprise access point market and have developed antenna systems for both 802.11n and 802.11ac implementations. We provide hardware solutions to OEMs and consult with customer software teams to realize these benefits with software implementations ranging from a light application that delivers most of these benefits to a fully integrated software solution that maximizes the benefits of smart switching.

Our Growth Strategy

We continue to expand our product solutions and technology offerings and enter into new market segments within the home networking market. In our carrier gateway and set-top box market, the transition to the 802.11ac standard continues to be a key driver to penetrating the market with our new antenna solutions. The shift toward Gigabit Wi-Fi 802.11ac is in the early stages and is creating increased demand for our solutions as the number of antennas per device increases substantially.

We plan to continue to drive into product segments outside the home networking area, including growing opportunities in the enterprise AP, home security, smart TV, medical, and telematics markets. We plan to penetrate an increasing scope of target adjacent in-home wireless device applications such as home security, smart appliances, waterproof and solar outdoor wireless systems, as well as expanding our footprint in new markets for related antenna technologies such as enterprise, LTE, Bluetooth, ZigBee, and machine to machine, or M2M, applications. We have recent project wins and new customers in adjacent markets such as security cameras, smart remote controls, smart TVs, and sound bars and we anticipate continued growth of our share in these markets in the upcoming years.

The global smart TV market is expected to grow at a CAGR of over 49% through 2021, driven by thinner, larger, curvier, brighter, and ever higher definition displays packed with bandwidth-hungry applications. There is an industry trend for the set-top-box/cable and OTT device function to move into the TV overtime that is making high performance wireless connectivity increasingly relevant for smart TVs. Consumers expect error free wireless 4K and UHD streaming to their smart TV’s which demands optimal performance Wi-Fi. We are experiencing a tremendous uptick in demand for antenna systems for 4K and UHD display TVs. As a key supplier to these next generation TVs, we are constantly developing new antenna solutions and shipping millions of integrated antenna systems for this segment per year. The favored location of antennas for these devices has traditionally been the edge of the screen bezel, however these existing locations for antennas are disappearing as the width of the screen bezel narrows to enable a wider viewing area, therefore new antenna systems and locations are needed to obtain optimal performance. We have experience designing and integrating antenna systems for large smart TV’s with optimal front of screen Wi-Fi coverage while providing the highest possible throughput performance.

The connected home market has seen an explosion of automation services and broadband-connected devices, making the demand for increased bandwidth and reliable connectivity more critical than ever before. We have created solutions for the quickly evolving home security market, including security gateways, window and door sensors, wireless keypads, and surveillance cameras. Our engineering team provides custom antenna solutions to support a variety of device constraints, including flexible antenna technology for curved and smaller form factors. We provide IP alarms and security camera solutions for one of the world’s leading providers of video surveillance products.

We have developed a series of multi-band LTE and WLAN antennas for small cell systems including Femto cells, pico cells, Wi-Fi hotspots, and community Wi-Fi systems, providing increased range and coverage. Designed for indoor and outdoor implementations, our small cell antenna designs provide high-gain, high- performance solutions for multi-frequency and multi-mode network deployments. This includes several designs based on our patented smart antenna technology that delivers increased coverage and operational stability. Our customized small cell antenna systems address a new and growing market opportunity outside of the in- home area. This market is characterized with lower unit volumes, and higher antenna sell prices compared to the in-home antenna market.

We offer a comprehensive set of services for single- and multi-client Wi-Fi performance testing, characterization, and validation for wireless devices utilizing advanced MIMO configurations and technologies including WLAN, Bluetooth, ZigBee, Z-Wave, and more. Our service offering includes early stage system design, custom engineering support, and superior OTA testing services for service providers and OEMs. Our proprietary OTA testing process has established itself as an industry leader in wireless throughput enabling our service offering to create stickiness with customers as they depend on our testing services. We believe there is significant potential for growth of our service offering revenue, including through renewable service provider service contracts, and to further leverage this offering to customers and applications in adjacent markets.

Our mission is to be the world’s leading supplier of smart and embedded antennas to the expanding wireless device and systems marketplace. The key elements of our strategy are listed below.

•

Expand our customer base within our core markets. We sold our products in 2016 to approximately 70 end-customers. Although the customers that pay for our products are often ODMs and distributors, it is primarily the OEMs, carriers and retail-focused end-customers that drive the selection of our solutions.

•

Increase our sales to existing customers. Within our customer base, we offer solutions that are valued for performance and reliability. In many cases we are providing antenna solutions for an isolated subset of our customer’s wireless product portfolios. We plan to initiate targeted marketing campaigns to expand our solutions footprint—effectively to mine our existing customer base more effectively to expand our revenue on a per customer basis.

•

Expand geographically. We service markets domestically and internationally. In the United States we have a strong position with the carriers that supply in home residential wireless equipment; however, there is significant scope for expansion in international regions. The substantial majority of our sales are to ODMs and distributors based in China. However, for the year ended December 31, 2016, approximately 43% of the end-customers of our products, based on sales, were in North America and approximately 57% were outside of North America.

•

Innovate into new products and markets. Trends such as the IoT are driving an explosion of demand for wireless connectivity in new applications in and out of the home, including connected vehicles. Our technology and solutions are well suited to the majority of these high growth potential new markets. As an example, by 2020, BI Intelligence estimates that 75% of cars shipped globally will be built with the necessary hardware to allow people to stream music, look up movie times, be alerted of traffic and weather conditions, and even power driving-assistance services such as self-parking. The connected-car market is projected to grow at a five-year CAGR of 45%—ten times as fast as the overall car market. We also see new opportunities in M2M communications, LTE, Near Field Communications, Identification and Tracking via Radio Frequency Identification, or RFID, Personal Area Networks such as ZigBee, Z-Wave or Bluetooth, and other wireless communications methods and applications.

•

Focus on system performance and products with long lifecycles. We have sticky customer relationships with over 43% of our revenues in 2016 driven by customer programs exceeding 2 years on the market. Our antenna solutions are typically integrated into customers’ products at the design stage. Once an equipment manufacturer designs our antennas into its product offering, it becomes difficult to design us out of a device because changing antenna suppliers involves significant cost, time, effort, and usually re-certification of products. This is especially valuable in the service provider market, where product generations generally ship for two to three years before displacement by next-generation devices.

•

Acquire complementary technologies, assets and companies. The market for antenna solutions is diverse and fragmented. Opportunities arise for acquisition of technologies, assets and companies that would complement our business. We continue to consider acquisitions that will enable us to improve our strategic position and to take advantage of economies of scale through consolidation.

Customers

Our customers are global. The substantial majority of our sales are to ODMs and distributors based in China. However, for the year ended December 31, 2016, approximately 43% of the end-customers of our products, based on sales, were in North America and 57% were outside of North America. In addition, our top two customers, Syntech Asia Ltd. and Synnex Technology International (HK) Ltd., accounted for approximately 31% and 20% of our sales, respectively, for the year ended December 31, 2016. We generally work with Engineering, Product Management, Product Line Management, Product Marketing, Design, and similar groups to provide antenna solutions. While the sale of the product may be to an OEM or ODM, we also consider our customers to include chipset vendors and service providers. We market our design capabilities directly to chipset vendors and service providers to generate demand.

•

OEM (Original Equipment Manufacturer). We sell our products to OEM customers worldwide. These customers make many products including Wi-Fi access points and repeaters, set-top boxes, video gateways, and other wireless equipment found in homes, schools, businesses, and networks. Typically, these customers work with us to help overcome a specific performance issue, or to improve product performance against internal or external benchmarks. OEMs are also often mandated by service providers to select us.

•

ODM (Original Design Manufacturer). We sell our products to ODM customers worldwide with the vast majority being headquartered in Asia. These customers make many of the same products as the OEM customers, but they make these for sale to an OEM or service provider customer. Generally, ODM customers do not own all of the rights to the design and engineering assets of the products they produce and deliver. Historically, ODMs have been thought to focus primarily on cost; however, our ODM customers also emphasize performance and design flexibility when working on antenna selection and placement.

•

Chipset Vendors. We sell small quantities of our products directly to chipset vendors for their reference designs. Through our close working relationships with the leading chipset makers for the WLAN we have developed a significant level of expertise in the testing and evaluation of chipset reference designs and systems. Chipset vendors and Semiconductor manufacturers work with us to promote better integration and improved performance, and to create optimal reference designs. These customers help influence purchasing decisions with OEM and ODMs as their reference designs and associated Bills of

Materials (BoM’s) and suppliers are usually closely replicated in production designs. This can also improve time-to-market for OEM and ODM customers.
•

Service Providers. We do not sell antennas directly to telecommunications and broadband service providers, but these companies often specify overall product performance, and sometimes use our wireless test and validation services. By working with the service providers, we are often written into the carrier’s specifications, which are sent to the OEM or ODM. Our antenna products are then shipped directly from our contract manufacturers to the device manufacturer. In doing so, we can have an impact on an OEM’s or ODM’s ability to hit certain performance levels. We have worked with service providers, and in some cases, we have sold testing equipment that mirrors the testing equipment and environment we use internally.

Sales and Marketing

Our sales and marketing organizations work together closely to improve market awareness, build a strong sales pipeline, and cultivate ongoing customer relationships to drive sales growth.

Sales

We sell our products to OEMs, ODMs, carriers and through manufactures for retail. Our global sales effort consists of direct and indirect sales teams, and indirect channel partners. Our direct sales team consists of inside sales personnel based in China and Taiwan and our outside field sales teams based in United States, Europe, Korea, China, and Taiwan. Our outside field sales teams consist of business, sales, account, technical marketing and program managers, and field application engineers, or FAEs. Our indirect channel partners consist of distributors, engineering design companies and outside sales representatives.

Our outside sales team is engaged in pre-sales, account management, and creating partnership opportunities with third parties such as service providers and semiconductor manufacturers. They are assigned quotas and have defined sales territories and/or accounts. The sales process includes meeting and qualifying potential programs and customers, and actively managing the planning stage of devices they plan to bring to market.  Our FAEs assist these managers by providing technical support to existing customers. We intend to invest in our direct sales organization to drive greater market penetration.

Our indirect channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. This channel partner network often co-sells with our inside sales and field sales teams. Our channel provides us with additional sales leverage by sourcing new prospects, providing technical support to existing customers, upselling for additional use cases and daily indexing capacities, and maintaining repeat business with existing customers. These channels provide added coverage to customers and prospects we cannot reach directly. The percentage of our sales from indirect channel partners was 23%, 19% and 39% for the years ended December 31, 2016, 2015 and 2014, respectively.

Marketing

Our marketing strategy is focused on building market awareness and acceptance of our products, and promoting our brand. We market our products directly to both prospective and existing customers. The marketing department is engaged in product management, product marketing, program management, corporate marketing, tradeshows and public speaking, development of our website and collateral material, and creating partnership opportunities with third parties, such as service providers and semiconductor manufacturers. Marketing emphasizes our competitive strengths, and provides input into the future direction of product development and customer profiles.

Our primary marketing initiatives include trade shows, industry events, industry reputation, and publications, including white papers and trade journals. We strategically choose the location and focus of each trade show based on each show’s prospectus, reputation, and audience attendees, allocating marketing funds to support shows annually in North America, Asia, and Europe. Those decisions aid with scheduling meetings with our target audience. These shows provide us with the opportunity to showcase our newest products and system designs, as well as set up meetings with current and potential OEM and ODM customers, carriers, and chipset partners. We provide updates to new products and discuss specific applications and technology while making sure to relay our specific messaging to our audience.

Competition

The embedded antenna market is highly competitive and is characterized by rapid technological change and evolving standards. Our principal competitors fall into three categories:

•

Direct competitors. Direct competitors include independent antenna companies, including Adant Technologies Inc., Antenova Ltd., Asian Creation Communications Factory, Ethertronics Inc., Fractus S.A., Baylin Technologies Inc., Galtronics Corporation Ltd., Honglin Technology Group Ltd., L-com, Inc., PCTEL, Inc., Pinyon Technologies Inc., Raylink Inc., Sunwave Communications Co., Ltd., Taoglas Limited, Wanshih Electronic Co. Ltd., and WHA YU Industrial Co., Ltd., among others. In addition, the barriers to entry for the antenna industry are low, and we expect new competitors to emerge in the future.

•

In-house Antenna Design and Engineering Teams. Several of our existing customers, including ODMs which design and build complete wireless devices, also have internal resources to design, engineer, and produce antenna solutions. In such cases, we compete against the captive resource of that ODM. Several ODMs, including Gemtek Technology Co. Ltd., Wistron Corporation, Foxconn Electronics Inc., and Arcadyan Technology Corporation, design, manufacture, and sell antennas, in direct competition with us.

•

Third-Party Custom Design and Engineering Companies. Some of our existing customers and prospects use outsourced engineering services to provide antenna solutions. In these cases, there may be short-term or long-term contractors who work to design, engineer, test, and manage production of an antenna solution.

The principal competitive factors in our market include:

•	Price and total cost of ownership as a result of reliability and performance issues;
•	Brand awareness and reputation;
•	Antenna performance, such as reliability, range, throughput;
•	Ability to integrate with other technology infrastructures;
•	Offerings across breadth of in-home wireless products;
•	Antenna design and testing capabilities;
•	Relationships with semiconductor/chipset vendors; and
•	Intellectual property portfolio.

We compete primarily based on antenna performance, our intellectual product portfolio, design and testing capabilities, and reputation. We believe we generally compete favorably on the basis of these factors. However, some of our existing and potential competitors may have advantages over us. Many of our competitors are significantly larger in scale than we are and have access to greater financial, technical, marketing, and other resources. In most instances, competition among these vendors creates some level of pricing pressure and forces us to lower prices below our established list prices. Many direct competitors compete based upon price, and some high-volume Asia-based competitors are prepared to operate at less than 20% gross product margins.

Manufacturing and Operations

We outsource the manufacturing of our antenna products to two contract manufacturers, or CMs, located in China. We work with CMs to purchase raw materials, assemble, test, and ship our antenna products. We perform quality assurance and testing at our California facilities.

We maintain a close direct relationship with these manufacturers to help ensure supply and quality meet our requirements. Although the contract manufacturing services required to manufacture and assemble our products can be satisfied by one of our CMs or may be readily available from several established manufacturers, it may be time consuming and costly to qualify and implement new contract manufacturer relationships. If our CMs suffer an interruption in their businesses, or experiences delays, disruptions, or quality control problems in their manufacturing operations, or we otherwise have to change or add additional contract manufacturers or suppliers, our ability to ship products to our customers could be delayed, and our business adversely affected. The CMs manufacture antenna products according to our design specification, materials specification, quality standards, and delivery requirements. We have full control and authority over the selection of materials, manufacturing processes, and inspection processes.

Research and Development

We invest considerable time and financial resources in research and development to enhance our antenna design and system integration capabilities, and conduct quality assurance testing to improve our technology. Our engineering team consists of engineers located in research, design, and test centers in California, the United Kingdom, China, and Taiwan. Our engineering team actively participates in research and development activities to expand our capabilities and target applications for the connected home market, adjacent in-home applications, connected vehicle, enterprise, and outdoor WLAN markets. We expect to continue to expand our product offerings and technology solutions in the future and to invest significantly in ongoing research and development efforts.

In the connected home, we are developing a series of antenna products for the home security market, including designs ranging from Z-Wave applications for door sensors to LTE designs for backhaul connections. We continue to architect and improve our antenna systems for our enterprise class smart antenna customers, as well as new high performance designs for the outdoor Wi-Fi and small cell markets. We are constantly reviewing alternative antenna designs for increasingly complex carrier gateway products, which are expanding beyond just delivering Wi-Fi to also include ZigBee, Z-Wave, DECT, and Bluetooth applications. Finally, we are engaged in the design and evaluation of antenna systems for next generation 802.11ac technology, including 8x8 reference designs.

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

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, and contractual provisions to protect our technology. As of December 31, 2016, we had 69 issued U.S. patents covering our embedded and smart antenna technology with expiration dates ranging from 2020 to 2032, and 89 patent applications pending for examination in the United States. We also have 23 issued patents and 4 pending patent applications for examination in non-U.S. jurisdictions (Europe, China and Japan) with expiration dates ranging from 2020 to 2037, which entail counterparts of U.S. utility patent applications. The patents consist of several broad areas, as summarized by the following four patent groups:

•	Methods of determining which antenna pattern to use;
•	Antenna pattern selection with multiple stations connected to access point;
•	Dynamically selected antennas for MIMO systems; and
•	Hardware implementations of switched directional antennas.

Taken together, these patents with priority dates as far back as November 2000, form both a barrier to competition and a licensable asset for customers in the MIMO arena.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure you that the steps taken by us will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of many patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the technology industry have extensive patent portfolios. Third parties, including certain of these leading companies, may in the future assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers.

Employees

As of December 31, 2016, we had approximately 38 employees in the United States and 4 in the United Kingdom, 27 of whom were primarily engaged in research and development, 9 of whom were primarily engaged in sales and marketing and 6 of whom were primarily engaged in operations and general and administration functions. In addition, we also have 8 employees based out of China whom primarily were engaged in sales and marketing. In addition, we contract directly with engineers and sales contractors domestically and internationally. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be good.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.airgain.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

Risks Related to Our Business and Industry

The market for our antenna products is developing and may not develop as we expect.

The market for our antenna products, and specifically the Wi-Fi market, is developing and may not develop as we expect. We believe our future success will depend in large part on the growth in the market for Wi-Fi devices that provide in-home wireless data connectivity for internet and video distribution. It is difficult to predict customer adoption and renewal rates, customer demand for our antennas, the size and growth rate of this market, the entry of competitive products, or the success of existing competitive products. Any expansion in our market depends on several factors, including the cost, performance, and perceived value associated with our antennas. If our antenna products do not achieve widespread adoption or there is a reduction in demand for antennas in our market caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early order cancellations, or decreased sales, any of which would adversely affect our business, operating results and financial condition.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are variable and difficult to predict and can result in fluctuations in our net sales from period to period. In addition, our budgeted expense levels depend in part on our expectations of future sales. Because any substantial adjustment to expenses to account for lower levels of sales is difficult and takes time, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given quarter.

Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including the changing and volatile U.S., European, Asian and global economic environments, and any of which may cause our stock price to fluctuate. Besides the other risks in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in demand for our products and services;
•	the inherent complexity, length and associated unpredictability of product development windows and product lifecycles;
•	changes in customers’ budgets for technology purchases and delays in their purchasing cycles;
•	seasonal fluctuations around local holidays in China affecting how customers make purchasing decisions;
•	changing market conditions;
•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation; the timing of product releases or upgrades by us or by our competitors; and
•	our ability to develop, introduce and ship in a timely manner new products and product enhancements and anticipate future market demands that meet our customers’ requirements.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

Our products are subject to intense competition, including competition from the customers to whom we sell.

Antenna solutions is an established technical field with low intellectual property and technological barriers to entry. Antenna competition exists globally for all areas of our business and product lines. The markets in which we compete are intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, brand awareness and reputation, price, strength and scale of sales and marketing efforts, professional services and customer support, product features, reliability and performance, scalability of products, and breadth of product offerings. Due to the proprietary nature of our products, competition occurs primarily at the design stage. As a result, a design win by our competitors or by us typically limits further competition regarding that design. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. From a cost and control perspective, our products generally cost more than our competitors’ products and add a degree of complexity to an OEM and ODM product planning and manufacturing process. If our ability to design antenna solutions is deemed to be on par or of lesser value than competing solutions, we could lose our customers and prospects.

New entrants and the introduction of other distribution models in our markets may harm our competitive position.

The markets for development, distribution, and sale of our products are rapidly evolving. New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our products, and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Historically, large, integrated telecommunications equipment suppliers controlled access to the wireless broadband infrastructure equipment and network management software that could be used to extend the geographic reach of wireless internet networks. However, in recent years, network operators and service providers have been able to purchase wireless broadband infrastructure equipment and purchase and implement network management applications from distributors, resellers, and OEMs and ODMs. Increased competition from providers of wireless broadband equipment may result in fewer vendors providing complementary equipment, which could harm our business and sales. Broadband equipment providers or system integrators may also offer wireless broadband infrastructure equipment for free or as part of a bundled offering, which could force us to reduce our prices or change our selling model to remain competitive. If there is a major shift in the market such that network operators and service providers begin to use closed network solutions that only operate with other equipment from the same vendor, we could experience a significant decline in sales because our products would not be interoperable with these proprietary standards.

Our future success depends on our ability to develop and successfully introduce new and enhanced products for the wireless market that meet the needs of our customers.

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. Introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected and our business and prospects will be harmed. We cannot assure that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market. Furthermore, given the emerging nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies.

Our business is characterized by short product development windows and short product lifecycles.

Our solutions are purchased and integrated by customers in the electronics industry. In many cases, the products that include our solutions are subject to short product development windows and short product lifecycles. In the case of the short product development window, we may be pressured to provide solutions that are the lowest in cost to be accepted. Customer pressure could force us to reduce our price to win designs with short development windows. Regarding short product lifecycles, we might provide up-front design and engineering work, but ultimately lose the design to a competitor, or even if we win the design, such design could be extremely short-lived due to our customers’ inability to sell the product in significant volume. Our up-front costs associated with a design can be significant, and if the sales volumes are inadequate due to lack of acceptance and/or short lifecycle, our financial performance will be impaired.

Any delays in our sales cycles could result in customers canceling purchases of our products.

Sales cycles for some of our products can be lengthy, often lasting several months to a year or longer. In addition, it can take additional time before a customer commences volume production of equipment that incorporates our products. Sales cycles can be lengthy for several reasons, including:

•	our OEM customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order;
•	the commercial introduction of our products by OEM customers and carriers is typically limited during the initial release to evaluate product performance; and
•	the development and commercial introduction of products incorporating new technologies frequently are delayed.

A significant portion of our operating expense is relatively fixed and is based in large part on our forecasts of volume and timing of orders. The lengthy sales cycles make forecasting the volume and timing of product orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks of customer decisions to cancel or change product phases. If customer cancellations or product changes were to occur, this could result in the loss of anticipated sales without sufficient time for us to reduce our operating expenses. In addition, although we currently do not maintain significant inventories, we may in the future establish significant inventory levels to meet forecasted future demand. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write off our inventory balances or reduce the value of our inventory, based on a reduced sales price. A write off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have an adverse effect on our financial condition and operating results.

We have a history of losses, and we may not be profitable in the future.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $43.6 million at December 31, 2016. Because the market for our antenna products is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales, and marketing, and continue to develop new antenna products to address new and evolving markets. In addition, as a public company we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

Our top two customers, Syntech Asia Ltd. and Synnex Technology International (HK) Ltd., accounted for approximately 31% and 20% of sales for the year ended December 31, 2016, respectively, and 11% and 29% of sales for the year ended December 31, 2015, respectively. Although our top customers that pay for our products are often ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers that drive the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.

We sell to customers who are extremely price conscious.

Our customers compete in segments of the electronics market. The electronics market is characterized by intense competition as companies strive to come to market with innovative designs that attract customers based upon design, performance, cost, ease of use, and convenience. Product lifecycles can be extremely short as companies try to gain advantage over their competitors. Because of the high design and engineering costs, companies that are customers or prospects for antenna solutions are extremely cost conscious. As a result, our customers and prospects demand price cuts in established products, and negotiate aggressively for lower pricing on new products. Because of the intense competition in the antenna solution market, we encounter situations that lead to difficult price negotiations potentially resulting in lower margins than forecast.

We rely on a limited number of contract manufacturers to produce and ship all of our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products.

We rely on two contract manufacturers, which are both located in China, to manufacture, control quality of, and ship our products. We do not have long-term contracts with these manufacturers that commit them to manufacture products for us. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

•	qualify appropriate component suppliers;
•	manage capacity during periods of high demand;
•	meet delivery schedules;
•	assure the quality of our products;
•	ensure adequate supplies of materials;
•	protect our intellectual property; and
•	deliver finished products at agreed-upon prices.

We may experience delays in obtaining product from manufacturers and may not be a high priority for our manufacturers.

The ability and willingness of our contract manufacturers to perform is largely outside of our control. We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority if our contract manufacturers are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our contract manufacturers suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our sales could become volatile and our cost of sales may increase.

Our contract manufacturers purchase some components, subassemblies and products from a single or limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design in and qualify new components.

We rely on third-party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies, and products necessary for the manufacture of our products. Shortages in components we use in our products are possible, and our ability to predict the availability of such components is limited. If shortages occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur. While components and supplies are generally available from a variety of sources, we and our contract manufacturers depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Additionally, poor quality in any of the single or limited sourced components in our products could result in lost sales or lost sales opportunities. We and our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we and our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.

We rely significantly on channel partners to sell and support our products, and the failure of this channel to be effective could materially reduce our sales.

Our indirect channel partners, which include outside sales representatives, accounted for 19% of our sales in 2015 and 23% in 2016. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training.

Existing and future channel partners will only work with us if we are able to provide them with competitive products on terms that are commercially reasonable to them. If we fail to maintain the quality of our products or to update and enhance them, existing and future channel partners may elect to work instead with one or more of our competitors. In addition, the terms of our arrangements with our channel partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed.

We have no minimum purchase commitments with any of our channel partners, and our contracts with channel partners do not prohibit them from offering products or services that compete with ours, including products they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our channel partners than we do and we have limited control, if any, as to whether those partners use our products, rather than our competitors’ products, or whether they devote resources to market and support our competitors’ products, rather than our offerings.

The reduction in or loss of sales by these channel partners could materially reduce our sales. If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive products on terms acceptable to them, or if these channel partners are not successful in their sales efforts, our sales may decrease and our operating results could suffer.

Defects in our products or poor design and engineering services could result in lost sales and subject us to substantial liability.

Our antenna solutions are a critical element in determining the operating performance of our customers’ products. If our antenna solutions perform poorly, whether due to design, engineering, placement or other reasons, we could lose sales. In certain cases, if our antenna solution is found to be the component that leads to failure or a failure to meet the performance specifications of our customer, we could be required to pay monetary damages to our customer. Real or perceived defects or errors in our antenna solutions could result in claims by channel partners and customers for losses they sustain. If channel partners or customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources to help correct the problem, including warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. Liability provisions in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products.

The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and significant harm to our reputation. The occurrence of these problems could result in the delay or loss of market acceptance of our products and could adversely affect our business, operating results and financial condition.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success depends upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including Charles Myers, who is our President and Chief Executive Officer. The replacement of any members of our senior management team or other key employees or consultants likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for highly skilled personnel is frequently intense. Any difficulties in obtaining or retaining human resource competencies we need to achieve our business objectives may have an adverse effect on our performance.

We are subject to the risk that third-party consultants will not perform their tasks effectively and that we will be unsuccessful in operating our business as a result.

We rely on third parties, such as a sales consultants and engineering contractors, for a portion of the design and sales and marketing of our products. The engineering contractors typically work directly with our design team but are employed by our contract manufacturers in China. We rely on these third parties in addition to our own employees to perform the daily tasks necessary to operate our business in these areas and cannot ensure that third-party consultants will be able to complete their work for us in a timely manner. Accordingly, our reliance on third parties exposes us to the risk that our business will be unsuccessful if they do not design and sell our product as expected.

Our acquisitions expose us to risks that could adversely affect our business and adversely affect our operating results, financial condition, and cash flows.

As part of our strategy to develop and identify new products, services and technologies, we have made, and may continue to make, acquisitions of select assets and businesses. For example, we acquired certain North

American assets from Skycross, Inc. in December 2015. When pursuing acquisitions, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Any acquisitions we complete, may not ultimately strengthen our competitive position or achieve our goals, and could be viewed negatively by our end-customers, investors and financial analysts. Acquisitions involve many risks. An acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. We caution you that actual outcomes or losses may differ materially from those envisioned by our current estimates. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, there can be no assurance that our policies and procedures will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Because we have a history of losses before 2013, we have paid non-substantial amounts of federal and state taxes. Current federal and state tax laws include substantial restrictions on the annual utilization of net operating loss and tax credit carryforwards in the event of an ownership change. For example, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and certain other pre-ownership change tax attributes (such as research tax credits) to offset its post-ownership change income and taxes, as applicable, may be limited for federal income tax purposes. In May 2014, we completed our analysis to determine whether prior ownership changes through December 31, 2012 have resulted in limitations on our ability to utilize these net operating losses and tax credit carryforwards. As of December 31, 2016, we had $17.9 million in available unlimited federal net operating loss carryforwards which will begin to expire in 2020, and $7.9 million of unlimited California net loss carryforwards which begin to expire in 2017. In addition, we had federal research and development tax credit carryforwards of approximately $1.7 million at December 31, 2016, which if unutilized will begin to expire in 2026. We also had state research and development tax credit carryforwards of approximately $1.3 million at December 31, 2016, which may be available to reduce future state taxes, if any, over an indefinite period. The net loss carryforwards and these tax credits are subject to examination by state and federal taxing authorities and may need to be revised as a result of any exam. As of December 31, 2016, there were $1.5 million in total unrecognized tax benefits. If recognized, none of these unrecognized tax benefits would result in a tax benefit since they would be fully offset with a valuation allowance. If tax rules and regulations change, and we are not able to apply these carryforwards, we may be forced to pay taxes at a rate and time prior to what is anticipated today. In addition, future changes in our stock ownership, including as a result of our initial public offering and subsequent follow on offering, or any future offerings, as well as other changes that may be outside of our control, could result in ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended.

Our election to not opt out of the extended accounting transition period under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, may make our financial statements difficult to compare to other companies.

Under the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for any new or revised accounting standards. We have elected not to opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, are permitted to use any extended transition period for adoption that is provided in the new or revised accounting standard having different application dates for public and private companies. This may make the comparison of our financial statements with any other public company, which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible as possible different or revised standards may be used.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected. In addition, because of our status as an emerging growth company, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and controls over financial reporting. In particular, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for our fiscal year ending December 31, 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

Compliance with environmental matters and worker health and safety laws could be costly, and noncompliance with these laws could have a material adverse effect on our operating results, expenses and financial condition.

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. We could be subject to increased costs, fines, civil or criminal sanctions, third-party property damage or personal injury claims if we violate or become liable under environmental and/or worker health and safety laws.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events.

Our corporate headquarters are located in Southern California, and our two contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition.

The terms of our amended and restated loan and security agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a $3.0 million revolving credit facility, a $750,000 growth capital term loan and an additional $4.0 million term loan under our amended and restated loan and security agreement with Silicon Valley Bank. These loans are secured by a lien covering substantially all of our properties, rights and assets, excluding intellectual property. As of December 31, 2016, the revolving credit facility was undrawn, and the outstanding principal balance of the growth capital term loan and the additional term loan was $2.7 million. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries, if any. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. Any such future growth would also add complexity to and require effective coordination throughout our organization. To date, we have used the services of third-parties to perform tasks including design and sales and marketing. Our growth strategy may entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on consultants, effectively outsourcing key functions of our business, we will need to be able to manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality of the services provided by consultants is compromised for any reason, our ability to provide quality products in a timely manner could be harmed, which may have a material adverse effect on our business operating results and financial condition.

To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause our costs to increase more than planned. If we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our operating results may be negatively impacted. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand and may have a material adverse effect on our business, operating results and financial condition.

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions.

Our business depends on the economic health and general willingness of our current and prospective end- customers to make those capital commitments necessary to purchase our products. If the conditions in the U.S. and global economies remain uncertain or continue to be volatile, or if they deteriorate, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, limited availability of credit and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could decline and related capital spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased shipping costs, both of which may negatively affect our business, operating results and financial condition.

Our business and prospects depend on the strength of our market efforts and our brand. Failure to maintain and enhance our brand would harm our ability to maintain and expand our base of customers.

Maintaining and enhancing our brand is important to maintaining and expanding our base of customers who purchase our products. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may engage in a broader marketing campaign to further promote our brand, this effort may not succeed. Our efforts in developing our brand may be affected by the marketing efforts of our competitors. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, results of operations and financial condition could be harmed. Our brand may be impaired by other factors, including product malfunctions. Any inability to effectively police our trademark rights against unauthorized uses by third parties could adversely impact the value of our trademarks and our brand recognition. If we fail to maintain and enhance our brand, or if we need to incur unanticipated expenses to establish our brand in new markets, our operating results would be negatively affected from reduced sales and increased marketing expenses.

Risks Relating to Intellectual Property

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our ability to compete effectively is dependent in part upon our ability to protect our proprietary technology. We rely on patents, trademarks, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. There can be no assurance these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their intellectual property rights could harm our business.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase.

Intellectual property claims against us, and any resulting lawsuits, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

These claims, regardless of their merits or outcome, would likely be time consuming and expensive to resolve and could divert management’s time and attention.

We are generally obligated to indemnify our channel partners and end-customers for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs.

We have agreed, and expect to continue to agree, to indemnify our channel partners and end-customers for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these channel partners and end-customers, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. Our channel partners and other end-customers in the future may seek indemnification from us in connection with infringement claims brought against them. We will evaluate each such request on a case-by-case basis and we may not succeed in refuting all such claims. If a channel partner or end-customer elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

Risks Related to Our International Operations

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

The substantial majority of our sales are to ODMs and distributors based in China. Additionally, for the year ended December 31, 2016, approximately 43% of the end-customers of our products, based on sales, are in North America and approximately 57% are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers and our channel partners. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity, we may be unable to grow sales to existing customers.

Our international operations subject us to a variety of risks and challenges, including: increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations; reliance on channel partners; increased financial accounting and reporting burdens and complexities; compliance with foreign laws and regulations; compliance with U.S. laws and regulations for foreign operations; and reduced protection for intellectual property rights in some countries and practical difficulties of enforcing rights abroad. Any of these risks could adversely affect our international operations, reduce our international sales or increase our operating costs, adversely affecting our business, operating results and financial condition and growth prospects.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws and regulations. If we violate these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.

Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital and negatively affect our customers, which could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the European market.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

During the recent presidential election in the United States, there was discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs, including trade policies and tariffs regarding China. We do a significant amount of business in China, including dealing with Chinese suppliers and customers. The results of the presidential election have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world.

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our end-customer’s products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

Our end-customers’ products are subject to governmental regulations in many jurisdictions. To achieve and maintain market acceptance, our end-customers’ products must continue to comply with these regulations and many industry standards. In the United States, our end-customers’ products must comply with various regulations defined by the Federal Communications Commission, Underwriters Laboratories and others. Our end-customers must also comply with similar international regulations.

As these regulations and standards evolve, and if new regulations or standards are implemented, our end-customers may have to modify their products. The failure of their products to comply, or delays in compliance, with the existing and evolving industry regulations and standards could prevent or delay introduction of our antennas used in their products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

We operate in several foreign countries. The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Practices in the local business communities of many countries outside the United States have a level of government corruption that is greater than that found in the developed world. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to monitor compliance with these anti-bribery law requirements; however, we cannot assure that our policies and procedures will protect us from potential reckless or criminal acts committed by individual employees or agents. If we are found to be liable for anti-bribery law violations, we could suffer from criminal or civil penalties or other sanctions that could have a material adverse effect on our business.

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may be volatile and may fluctuate substantially in response to various factors. This may be especially true for companies with a small public float. Prior to our initial public offering, there was no public market for shares of our common stock. From August 12, 2016, the date that our common stock started trading on The NASDAQ Capital Market, through February 28, 2017, the trading price of our common stock has ranged from $7.36 per share to $29.30 per share. The trading price of our common stock depends on several factors, including those described in this “Risk Factors” section and elsewhere in this annual report, including:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•

failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any major change in our management;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance.  The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section and elsewhere in this annual report on Form 10-K could have a dramatic and material adverse impact on the market price for our common stock.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2016 our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, approximately 24.5% of our outstanding common stock. As a result, these stockholders, acting together, would be able to significantly influence and may be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would be able to significantly influence and may be able to control the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;
•	impeding a merger, consolidation, takeover, or other business combination involving us; or
•	a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

If securities or industry analysts issue an adverse opinion regarding our stock our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. We currently have limited research coverage by securities and industry analysts. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the trading price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price of our common stock or trading volume to decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Some of these provisions:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock and up to 200,000,000 shares of authorized common stock;
•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the Chairman, the Chief Executive Officer or the President;
•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;
•	provide that our directors may be removed only for cause; and
•	provide that vacancies on our board of directors may, except as otherwise required by law, be filled only by a majority of directors then in office, even if less than a quorum.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Furthermore, our amended and restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action.

These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. In addition, our loan and security agreement with Silicon Valley Bank restricts our ability to pay cash dividends on our common stock without the prior written consent of Silicon Valley Bank, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. We currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

An active trading market for our common stock may not be maintained.

Prior to our initial public offering in August 2016, there was not a public market for our common stock. Given the small size of our initial public offering, it may take some time for an active market to fully develop. We can provide no assurance that we will be able to maintain an active trading market for our shares. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.

If our available cash balances anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of other risks described in this “Risk Factors” section and elsewhere in this annual report, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results and financial condition.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which includes, among other things:

•	exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;

•	exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and
•

exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board.

We could be an emerging growth company until December 31, 2021, which is the last day of the fiscal year following the fifth anniversary after our initial public offering, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1 billion or more, (ii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to comply with the laws and regulations affecting public companies, particularly after we are no longer an emerging growth company.

As a public company, particularly after we cease to qualify as an emerging growth company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules implemented by the SEC and NASDAQ. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs will increase. It is likely that we will need to hire additional staff in the areas of investor relations, legal and accounting.  These new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are evaluating and monitoring developments regarding these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company, we will not need to comply with the auditor attestation provisions of Section 404 for several years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

When the available exemptions under the JOBS Act, as described above, cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters occupy approximately 10,300 square feet in San Diego, California, under a lease that expires in June 2020. We also lease a 4,300 square foot home facility and a 3,900 square foot home facility in Rancho Santa Fe, California and a 3,900 square foot home facility in Poway, California that are used as testing facilities. In addition, we lease office buildings in four locations outside of the United States in Shenzhen, China, Jiangsu Province, China, Shulin City, Taiwan, and Cambridgeshire, United Kingdom. We believe our facilities are suitable and sufficient to meet our current operating needs. We intend to add new facilities as we hire new employees, and we believe that the current headquarters in San Diego offers suitable additional space to accommodate such an expansion.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings and subject to claims incident in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a material adverse effect on our financial condition or business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on The NASDAQ Capital Market under the symbol “AIRG” since our initial public offering on August 12, 2016, which was completed at a price to the public of $8.00 per share.  Prior to our initial public offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common as reported by The NASDAQ Capital Market. Since our common stock has only been traded on a public market since August 12, 2016, we have not set forth quarterly information with respect to the high and low sale prices for our common stock for the two most recent fiscal years.

	High	Low
Year Ended December 31, 2016
Third Quarter (beginning August 12, 2016)	$16.94	$7.36
Fourth Quarter	29.30	11.35

Holders of Common Stock

As of February 28, 2017, there were 9,372,232 shares of our common stock outstanding held by approximately 98 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our loan and security agreement with Silicon Valley Bank restricts our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Performance Graph

The information contained in this Performance Graph section shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Airgain, Inc. under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act.

The following graph shows a comparison from August 12, 2016, the date our common stock commenced trading on The NASDAQ Capital Market, through December 31, 2016 of cumulative total return for our common stock, the NASDAQ Composite Index and the S&P Information Technology Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes the investment of $100 on August 12, 2016 in our stock at the opening trading price of $8.00 and in the indices at the opening trading prices, with the reinvestment of dividends, although dividends have not been declared on our common stock.

	8/12//2016	9/30/16	10/31/16	11/30/16	12/31/16
Airgain, Inc.	$100.00	$200.00	$166.13	$234.38	$178.88
NASDAQ Composite	$100.00	$101.33	$99.72	$103.29	$104.22
S&P Information Technology Index	$100.00	$102.41	$102.33	$103.62	$104.83

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On August 11, 2016, our registration statement on Form S-1 (File No. 333-212542) was declared effective by the SEC for our IPO. At the closing of the offering on August 17, 2016, we sold 1,500,000 shares of common stock at an initial public offering price of $8.00 per share and received gross proceeds of $12.0 million, which resulted in net proceeds to us of approximately $9.5 million, after deducting underwriting discounts and commissions of approximately $0.8 million and offering-related transaction costs of approximately $1.7 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Northland Capital Markets and Wunderlich Securities, Inc. acted as joint book-running managers for the offering. On August 29, 2016, the underwriters exercised their over-allotment option to purchase an additional 200,100 shares of common stock at the public offering price of $8.00 per share and received gross proceeds of approximately $1.6 million, which resulted in net proceeds to us of approximately $1.5 million, after deducting underwriting discounts and commissions of approximately $0.1 million and offering-related transaction costs.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 12, 2016, pursuant to Rule 424(b)(4).

Issuer Repurchases of Equity Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables set forth our selected financial data as of, and for the periods ended on, the dates indicated. We have derived the statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 from our audited financial statements included elsewhere in this annual report.   The balance sheet as of December 31, 2014 was derived from our audited financial statements not included in this annual report.  The following selected financial data should be read in conjunction with our financial statements and related notes included elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our historical results for any prior period are not indicative of our future results.

	For the Year Ended December 31,
Statement of Operations Data:	2016	2015	2014
Sales	$43,433,867	$27,793,073	$25,509,572
Cost of goods sold	24,156,792	16,148,163	14,132,357
Gross profit	19,277,075	11,644,910	11,377,215
Operating expenses:
Research and development	5,622,132	4,257,400	3,311,337
Sales and marketing	5,670,625	4,035,591	3,516,095
General and administrative	4,532,151	3,453,288	2,972,257
IPO costs	—	229,332	726,926
Total operating expenses	15,824,908	11,975,611	10,526,615
Income (loss) from operations	3,452,167	(330,701)	850,600
Other income	(289,721)	(60,981)	(2,743,871)
Income (loss) before income taxes	3,741,888	(269,720)	3,594,471
Provision for income taxes	8,181	622	6,171
Net income (loss)	3,733,707	(270,342)	3,588,300
Net income (loss) per share (1):
Basic	$0.65	$(4.17)	$2.08
Diluted	$0.40	$(4.30)	$(2.86)
Weighted average shares used in calculating income (loss) per share (1):
Basic	3,373,316	651,593	555,805
Diluted	4,667,503	651,593	555,805

(1) See Note 1 of Notes to Financial Statements for an explanation of the method used to calculate net income or loss per share and the number of shares used in the computation of the net per share amounts.

	As of December 31,
	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$45,161,403	$5,335,913	$3,590,745
Working capital	41,573,071	1,802,826	3,412,680
Total assets	56,063,503	15,260,414	8,733,058
Preferred stock warrant liability	—	709,504	809,974
Long-term notes payable	1,333,333	2,721,865	346,873
Preferred redeemable convertible stock	—	43,106,906	40,724,356
Preferred convertible stock	—	5,968,549	5,968,549
Additional paid in capital	88,582,470	—	—
Accumulated deficit	(43,550,996)	(46,475,746)	(44,389,408)
Total stockholders’ equity (deficit)	45,032,402	(39,412,822)	(37,670,138)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report.

Overview

We are a leading provider of embedded antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. Our innovative antenna systems open up exciting new possibilities in wireless services requiring high speed throughput, broad coverage footprint, and carrier grade quality of service. Our antennas are found in devices deployed in carrier, enterprise, and residential wireless networks and systems, including set top boxes, access points, routers, gateways, media adapters, and digital televisions. Through our pedigree in the design, integration, and testing of high performance embedded antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN or Wi-Fi, antenna market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and system designers who depend on us to achieve their wireless performance goals. We also develop embedded antenna technology for adjacent markets, including enterprise Wi-Fi systems for on premises and cloud-based services, small cellular applications using Long-Term Evolution, or LTE, and Digital Enhanced Cordless Telecommunications, or DECT, and Internet of Things, or IOT, devices and automotive connectivity applications.

We shipped approximately 159 million antenna products worldwide in 2016 used in approximately 54 million devices.  Our products are found in a broad range of devices that generally enable Wi-Fi connectivity for data and video coverage. We sell our products to OEMs and ODMs. These companies compete based on product performance, product features, price, and other factors. While our products are found in devices manufactured by global OEMs and ODMs, the products end up primarily in the end-user devices that are deployed in carrier, enterprise, and residential wireless networks, including WLAN, access points, routers, residential gateways, set-top boxes, media adapters, and digital televisions. Our global sales force works with telecommunications and broadband carriers and retail-focused customers who seek high performance, reliable wireless solutions. By working with these end-user carriers and retail-focused customers, we seek to have service providers influence OEMs and ODMs to specify our antennas for the products they provide to their end-user customers. Our direct sales team works directly with customers, and also works with indirect channel partners who pursue sales opportunities that are based in the United States, Europe, and Asia.

Our sales cycle can be short or lengthy depending upon the specific situation; however, the majority of our revenues are derived from device designs with life-cycles of over 12 months. For some recurring customers, we are able to design and produce antenna systems for volume production in less than one calendar quarter. In situations where we are selling to a new customer, it may take 12 to 18 months from initial meeting to achieve a design win. Competition generally lengthens the sales process, but our past performance and ability to provide high throughput, highly reliable antenna solutions can shorten the process. We intend to continue investing for long-term growth. We have invested and expect to continue to invest heavily in our product development efforts to address customer needs, and enable solutions that can address new end markets, such as alternative wireless connectivity technologies. In addition, we expect to continue to expand our sales force and engineering organizations and to make additional capital expenditures to further penetrate markets both in the United States and internationally, and to continue to expand our research and development for new product offerings and technology solutions.

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2016, 43% of our product revenues were from devices in the marketplace for over two years and 37% for devices in the marketplace for one to two years and 20% for devices in the marketplace for less than one year.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors, including the average selling price of our products per device, the number of antennas per device, manufacturing costs, investments in our growth, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our current prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. We have seen the number of devices increase 55% and number of antennas per device increase 18% for the year ended December 31, 2016 when compared to the year ended December 31, 2015. Our ability to maintain or increase our sales depends on new and existing end-customers selecting our antenna solutions for their devices and depends on investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in this annual report in greater detail under the section entitled “Risk Factors.”

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our products. As discussed further in “Critical Accounting Policies and Significant Judgments and Estimates” below, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We generally recognize sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently insignificant, we may also generate service revenue derived from agreements to provide design, engineering, and testing to a customer.

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

General and administrative. General and administrative expenses primarily consist of personnel and facility- related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining regulatory compliance. We expect general and administrative expense to increase in absolute dollars due to additional legal fees and accounting, insurance, investor relations, and other costs associated with being a public company, as well as, due to costs associated with growing our business, although our general and administrative expense may fluctuate as a percentage of total sales.

Other Income

Interest Income. Interest income consists of interest from our cash and cash equivalents.

Interest Expense. Interest expense consists of interest on our outstanding debt and amortization of loan fees.

Fair Market Value Adjustments—Warrants. Consists of the change in fair value of our convertible preferred stock warrant liability. The preferred stock warrants are classified as liabilities on our balance sheets and their estimated fair value is re-measured at each balance sheet date using a combination of an option-pricing model and current value model under the probability-weighted return method, with the corresponding change recorded within other expense (income). In May 2016, the warrants were amended such that they became immediately exercisable into shares of our common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and were granted an aggregate of 127,143 shares of our common stock. Following such net exercise, there will be no future re-measurement of the warrant liability.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. It is difficult for us to project future taxable income as the timing and size of sales of our products are variable and difficult to predict. We concluded that it is not more likely than not that we will utilize our deferred tax assets other than those that are offset by reversing temporary differences.

Results of Operations

The following tables set forth our operating results for the periods presented as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Year Ended December 31,
	2016	2015	2014
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of goods sold	55.6%	58.1%	55.4%
Gross profit	44.4%	41.9%	44.6%
Operating expenses:
Research and development	12.9%	15.3%	13.0%
Sales and marketing	13.1%	14.5%	13.8%
General and administrative	10.4%	12.4%	11.7%
IPO costs	—	0.8%	2.8%
Total operating expenses	36.4%	43.1%	41.4%
Income (loss) from operations	8.0%	(1.2)%	3.3%
Other income	(0.7)%	(0.2)%	(10.8)%
Income (loss) before income taxes	8.7%	(1.0)%	14.1%
Provision for income taxes	0.0%	0.0%	0.0%
Net income (loss)	8.7%	(1.0)%	14.1%

Comparison of the Years Ended December 31, 2016, 2015 and 2014

	For the Year Ended December 31,
	2016	2015	Increase	% Change
Sales	$43,433,867	$27,793,073	$15,640,794	56.3%

	For the Year Ended December 31,
	2015	2014	Increase	% Change
Sales	$27,793,073	$25,509,572	$2,283,501	9.0%

Sales

The increase in sales of $15.6 million to $43.4 million for the year ended December 31, 2016 was primarily driven by an increase in product sales, of which $5.0 million was associated with sales of products acquired in connection with the acquisition of certain North American assets from Skycross, Inc. Total devices increased by 19.0 million devices to 53.6 million devices for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The average number of antennas per device increased from 2.53 antennas per device for the year ended December 31, 2015 to 2.97 antennas per device for the year ended December 31, 2016.  The average selling price per device for the year ended December 31, 2016 increased to $0.79 as compared to $0.78 for the year ended December 31, 2015.  During the year ended December 31, 2016, we sold significantly more board mounted antennas which do not require cables or connectors.  Board mounted antennas tend to have lower per unit pricing and higher margins.  Additionally, overall demand in the set-top-box and TV markets and the incorporation of our antennas in new devices offset by products reaching the end of their lifecycle, contributed to the increase in sales for the year ended December 31, 2016 when compared to the year ended December 31, 2015.

Total sales increased by $2.3 million, or 9.0%, to $27.8 million for the year ended December 31, 2015 compared to $25.5 million for the year ended December 31, 2014.  In August 2014, a device which accounted for $3.2 million of our sales during the year ended December 31, 2014 reached the end of its lifecycle and was discontinued.  This loss was offset by increases in other product sales.  Total devices increased 29.4% from 26.7 million for the year ended December 31, 2014 to 34.6 million for the year ended December 31, 2015, primarily due to an increase in average number of antennas per device from 2.50 in the year ended December 31, 2014 to an average of 2.53 antennas per device in the year ended December 31, 2015.  Furthermore, an increase in overall demand in the in-home wireless set-top-box market and carrier gateways and routers and the incorporation of our antennas in new products offset by the loss of sales as a result of products reaching the end of their lifecycle contributed to the increase in sales year over year.  The average selling price per device decreased 17.0% from $0.94 for the year ended December 31, 2014 to $0.78 for the year ended December 31, 2015.

Cost of Goods Sold

	For the Year Ended December 31,
	2016	2015	Increase	% Change
Cost of goods sold	$24,156,792	$16,148,163	$8,008,629	49.6%

	For the Year Ended December 31,
	2015	2014	Increase	% Change
Cost of goods sold	$16,148,163	$14,132,357	$2,015,806	14.3%

The increase in cost of goods sold between the years ended December 31, 2015 and 2016 and the years ended December 31, 2014 and 2015 was primarily due to an increase in products sales.

Gross Profit

	For the Year Ended December 31,
	2016	2015	Increase	% Change
Gross profit	$19,277,075	$11,644,910	$7,632,165	65.5%
Gross profit (percentage of sales)	44.4%	41.9%		2.5%

	For the Year Ended December 31,
	2015	2014	Increase	% Change
Gross profit	$11,644,910	$11,377,215	$267,695	2.4%
Gross profit (percentage of sales)	41.9%	44.6%		-2.7%

Gross profit as a percentage of sales increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 due primarily to an increase in sales of board mounted antennas which do not require cables or connectors. Board mounted antennas tend to have lower per unit pricing and higher gross margins. We anticipate the sales of board mounted antennas as a percentage of sales mix will be lower in future periods which may cause gross profit as a percentage of sales to decline.

Gross profit as a percentage of sales decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the decline in the average selling price per device not being fully off-set by lowered production cost per device.

Operating Expenses

	For the Year Ended December 31,
	2016	2015	Increase/(Decrease)	% Change
Operating Expenses
Research and development	$5,622,132	$4,257,400	$1,364,732	32.1%
Sales and marketing	5,670,625	4,035,591	1,635,034	40.5%
General and administrative	4,532,151	3,453,288	1,078,863	31.2%
IPO costs	—	229,332	(229,332)	-100.0%
Total	$15,824,908	$11,975,611	$3,849,297	32.1%

	For the Year Ended December 31,
	2015	2014	Increase/(Decrease)	% Change
Operating Expenses
Research and development	$4,257,400	$3,311,337	$946,063	28.6%
Sales and marketing	4,035,591	3,516,095	519,496	14.8%
General and administrative	3,453,288	2,972,257	481,031	16.2%
IPO costs	229,332	726,926	(497,594)	-68.5%
Total	$11,975,611	$10,526,615	$1,448,996	13.8%

Research and Development

Research and development expense increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a $0.8 million increase in personnel expenses associated with headcount increases, $0.2 million increase in product development, and $0.3 million increase in miscellaneous research and development expenses.

The increase for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a $0.7 million increase in personnel expenses associated with headcount increases, $0.1 million in rent expense, an increase of $0.1 million in patent fees and an increase of $0.1 million in depreciation expense.

Sales and Marketing

Sales and marketing expense increased for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a $1.1 million increase in personnel expenses associated with headcount increases, $0.2 million increase in travel and entertainment expenses, and $0.2 million increase in miscellaneous sales and marketing expenses.

The increase for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to an increase of $0.4 million in personnel expenses associated with headcount and bonus increases and an increase of $0.1 million in travel and entertainment expenses.

General and Administrative

General and administrative expense increased for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $0.4 million due to the amortization of the intangible assets acquired with the acquisition of certain North American assets from Skycross, an increase of $0.3 million in personnel expenses associated with headcount increases and bonus payouts and an increase of $0.2 million of indirect costs related to our public equity offerings.

General and administrative expense increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to an increase of $0.4 million in personnel expenses associated with an increase in headcount and an increase in bonus expense and an increase of $0.1 million in costs related to the acquisition of certain North American assets from Skycross.

Other Expense (Income)

	For the Year Ended December 31,
	2016	2015	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(7,803)	$—	$(7,803)	100.0%
Interest expense	178,371	39,489	138,882	351.7%
Fair market value adjustment, warrants	(460,289)	(85,325)	(374,964)	439.5%
Exercise and expiration of warrants	—	(15,145)	15,145	-100.0%
Total	$(289,721)	$(60,981)	$(228,740)	375.1%

	For the Year Ended December 31,
	2015	2014	Increase/(Decrease)	% Change
Other expense (income):
Interest expense	$39,489	$42,692	$(3,203)	-7.5%
Fair market value adjustment, warrants	(85,325)	(2,747,570)	2,662,245	-96.9%
Exercise and expiration of warrants	(15,145)	(38,993)	23,848	-61.2%
Total	$(60,981)	$(2,743,871)	$2,682,890	-97.8%

Other income increased $0.2 million from December 31, 2015 to December 31, 2016 primarily due to the conversion of warrants into common stock and related adjustments to record the warrants to their fair market value in 2016.  This increase was offset by $0.1 million increase in interest expense on our outstanding loans.

The decrease in other income of $2.7 million from December 31, 2014 to December 31, 2015 was primarily driven by $2.7 million in fair market value adjustments for the warrants in 2014 compared to only $0.1 million in fair market value adjustments in 2015.

Liquidity and Capital Resources

We had cash and cash equivalents of $45.2 million at December 31, 2016. Cash and cash equivalents consist of cash. We did not have any short-term or long-term investments. In August 2016, we completed our initial public offering, or IPO, and received net proceeds of approximately $10.8 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and offering-related transaction costs. In December 2016, we completed our public offering of common stock and received net proceeds of approximately $26.0 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $43.6 million at December 31, 2016.

Since inception, we have primarily financed our operations and capital expenditures through private sales of preferred stock, convertible promissory notes and cash flows from our operations. We have raised an aggregate of $29.5 million in net proceeds from the issuance of our preferred stock and convertible promissory notes and $36.8 million from the sale of common stock in public offerings.

As of December 31, 2016, we had approximately $2.7 million outstanding under a term loan and approximately $0.1 million outstanding under a growth capital term loan pursuant to our amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit for $3.0 million. As of December 31, 2016, there was no balance owed on the line of credit.

In December 2013, we amended our amended and restated loan and security agreement with Silicon Valley Bank to provide for growth capital term loans of $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which time it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matures on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest is due. The growth capital term loan interest rate is 6.5%. We must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.00 to 1.00 or greater. The line of credit is available as long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.25 to 1.00. If this liquidity ratio is not met, the line of credit will only allow for maximum advances of 80% of the aggregate face amount of all eligible receivables. The line of credit bears interest at the U.S. prime rate (3.75% as of December 31, 2016) plus 1.25%, and matures in April 2018, subject to certain minimum EBITDA requirements in each of September 2016, December 2016 and March 2017. The lender has a first security interest in all our assets, excluding intellectual property, for which the lender has received a negative pledge. The amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. The amended and restated loan and security agreement requires that we maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for December 31, 2016 the minimum EBITDA is $500,000). The interest rate of the additional term loan is 5.0%. As of December 31, 2016, $2.7 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line, growth capital term loan and the additional term loan as of December 31, 2016.

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

The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$4,669,277	$1,848,825	$1,648,374
Net cash used in investing activities	(275,649)	(4,132,854)	(949,911)
Net cash provided by financing activities	35,431,862	4,029,197	104,008
Net increase in cash and cash equivalents	$39,825,490	$1,745,168	$802,471

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $4.7 million for the year ended December 31, 2016. This was primarily driven by our net income of $3.7 million, net non-cash operating expenses of $1.2 million  and the change in operating assets and liabilities of $0.2 million, offset by a decrease in the warrant liability of $0.5 million.

Net cash provided by operating activities was $1.9 million for the year ended December 31, 2015. This was primarily driven by our net loss of $0.3 million, offset by a decrease in the warrant liability of $0.1 million, net non-cash operating expenses of $1.1 million and the change in operating assets and liabilities of $1.1 million.

For the year ended December 31, 2014, the cash provided by operating activities of $1.7 million was primarily a result of net income of $3.6 million and net non-cash operating expenses of $1.0 million, offset by a decrease in warrant liability of $2.8 million, a gain of $25 thousand on the sale of certain fixed assets and a $0.2 million change in operating assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.3 million for the year ended December 31, 2016.  This consisted of the purchase of property and equipment.

Net cash used in investing activities was $4.1 million for the year ended December 31, 2015.  This primarily consisted of cash used in the acquisition of certain North American assets of Skycross.

Net cash used in investing activities was $1.0 million for the year ended December 31, 2014 and primarily consisted of the purchase of property and equipment.

Net Cash Provided by Financing Activities. Net financing activities for the year ended December 31, 2016 provided net cash of $35.4 million and primarily consisted of net proceeds received from our IPO and public offering in the amount of $36.8 million, offset by the repayment of notes in the amount of $1.6 million.

Net financing activities for the year ended December 31, 2015 provided net cash of $4.0 million and primarily consisted of the proceeds from notes payable.

Net financing activities for the year ended December 31, 2014 in the amount of $0.1 million primarily consisted of proceeds from notes payable, offset by repayment of notes and the issuance of a note to an employee.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Leases
Office leases	$2,117	$791	$1,326	$—	$—
Notes Payable (1)	2,722	1,389	1,333	—	—
Total	$4,839	$2,180	$2,659	$—	$—
(1)	Notes payable represents amounts outstanding under our term loan with Silicon Valley Bank.

We have entered into lease agreements for office space and research facilities in San Diego, California; Rancho Santa Fe, California; Poway, California; Melbourne, Florida; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom; under non-cancelable operating leases that expire at various dates through 2020.

We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2016, we have no significant accruals recorded. Our financial position and operating results could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the Securities and Exchange Commission) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and operating results is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported sales and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

We have elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the Securities Act of 1933, as amended. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

While our significant accounting policies are more fully described in the notes to our financial statements in this annual report, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

We generate revenue from the sale of our antenna products. We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title and risk of loss transfer to customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. We incur selling expenses to obtain design wins prior to revenue recognition, which is not a deliverable of a revenue arrangement.

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. To date, pricing credits and returns under these provisions have been insignificant; accordingly, our allowance for sales returns and pricing credits was insignificant as of December 31, 2016 and 2015.

To date, services revenues have been immaterial as a percentage of total revenues. Service revenues are recognized ratably over the term of the agreement.

Stock-based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes-Merton option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the vesting period of the respective award.

We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes-Merton option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

We recorded stock-based compensation expense of approximately $0.3 million, $0.3 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.  We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

The Black-Scholes-Merton option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per share of common stock could have been significantly different.

Our assumptions are as follows:

•

Fair value of our common stock. Prior to our initial public offering, we estimated the fair value of our common stock. See “Significant Factors, Assumptions and Methodologies Used in Determining Fair Value of Our Common Stock” below. Upon the closing of our initial public offering, our common stock is valued by reference to the publicly traded price of our common stock.

•

Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

•

Expected volatility. We have historically been a private company. Therefore, we historically estimated the expected volatility based on the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term. We intend to continue to consistently apply this process using the same or similar  public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

•	Expected dividend. The expected dividend is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock.
•

Expected forfeiture. We use historical data to estimate pre-vesting option forfeitures and record stock- based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value of Our Common Stock

We are also required to estimate the fair value of the common stock underlying our stock-based awards when performing the fair value calculations using the Black-Scholes-Merton option-pricing model. Our board of directors, with the assistance of management, determined the fair value of our common stock on each grant date. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant.

Because, prior to our initial public offering, there was historically no public market for our common stock, the fair value of the common stock that underlies our stock options has historically been determined by our board of directors based upon information available to it at the time of grant, including the following:

•	contemporaneous valuations performed by a qualified, independent appraiser;
•	our current and projected operating and financial performance, including our levels of available capital resources;
•	trends and developments in our industry;
•	the valuation of publicly traded companies in our sector, as well as recently completed initial public offerings and mergers and acquisitions of comparable companies;

•	rights, preferences and privileges of our common stock compared to the rights, preferences and privileges of our other outstanding equity securities;
•	U.S. and global economic and capital market conditions;
•	the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or an acquisition of our company given prevailing market and sector conditions;
•	the illiquidity of our securities by virtue of being a private company;
•	business risks; and
•	management and board experience.

Our business enterprise value was estimated using a combination of two generally accepted approaches: the income approach and the market-based approach. The income approach estimates enterprise value based on the estimated present value of future net cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the cost of capital associated with an investment in a similar company and risks associated with our cash flow projections. Our discounted cash flow projections are sensitive to highly subjective assumptions that we were required to make each valuation date. The market-based approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focuses on comparing us to the group of peer companies. In applying this method, valuation multiples are derived from historical operating data of the peer company group. We then apply multiples to our operating data to arrive at a range of indicated values of the company. For each valuation, we prepared a financial forecast to be used in the computation of the value of invested capital for both the market approach and income approach. The financial forecasts took into account our past results and expected future financial performance. There is inherent uncertainty in these estimates as the assumptions used are highly subjective and subject to changes as a result of new operating data and economic and other conditions that impact our business.

If we had made different assumptions than those used, the amount of our stock-based compensation expense, net income (loss) and net income (loss) per share amounts could have been significantly different. Following the closing of our initial public offering, the fair value per share of our common stock for purposes of determining stock-based compensation expense is based on the closing price of our common stock as reported on the applicable grant date. Following the closing of our initial public offering, the fair value of our common stock is the closing price of our common stock as reported on the date of the grant.

Preferred Redeemable Convertible Stock Warrant Liability

As of December 31, 2015, we had issued freestanding warrants exercisable to purchase shares of our Series G preferred redeemable convertible stock. These warrants were classified as a liability in the accompanying balance sheets, because the terms for redemption of the underlying security were outside our control. The warrants were recorded at fair value using a combination of an option pricing model and current value model under the probability-weighted return method. The fair value of all warrants was remeasured at each balance sheet date with any changes in fair value being recognized in the statement of operations. In May 2016, the warrants were amended such that the warrants became immediately exercisable into shares of our common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and were granted an aggregate of 127,143 shares of our common stock. Following such net exercise, there will be no future re-measurement of the warrant liability.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill.  For public entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019.  For nonpublic entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2021.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In August 2016, the FASB, issued ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15, which simplifies the way cash receipts and cash payments are presented  on the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. For nonpublic entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact the guidance will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09. ASU 2016-09 simplifies several aspects of the accounting for sharebased payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For nonpublic entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We have adopted this standard. The impact on our financial statements was immaterial.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. For public entities, the ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. We are evaluating the effect that ASU 2016-02 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This guidance simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets all be classified as noncurrent in a classified statement of financial position. For public entities, ASU 2015-17 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. For nonpublic entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. We have adopted this standard. The impact on our financial statements was immaterial.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public entities, ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. For nonpublic entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. We have adopted this standard.  The impact on our financial statements was immaterial.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The update requires companies to measure certain inventory at the lower of cost and net realizable value. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis. For nonpublic entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early application is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014- 09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. For public entities, ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  For nonpublic entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those periods. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our cash and cash equivalents as of December 31, 2016 consisted of cash and, therefore, we believe we are not exposed to interest rate risk.

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. Our undrawn revolving credit facility under our loan and security agreement with Silicon Valley Bank bears interest at the U.S. prime rate (3.75% as of December 31, 2016) plus 1.25%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the U.S. prime rate.

Foreign Currency Risk

All of our sales are denominated in U.S. dollars, and therefore, our sales are not currently subject to significant foreign currency risk. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the report of our independent registered public accounting firm required pursuant to this item are included in this annual report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.airgain.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information,” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees,” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The financial statements of Airgain, Inc., together with the report thereon of KPMG LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K.

2.	Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this annual report on Form 10-K and is incorporated herein by reference.

Airgain, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Airgain, Inc.

We have audited the accompanying balance sheets of Airgain, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airgain, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Irvine, California

March 15, 2017

Airgain, Inc.

Balance Sheets

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$45,161,403	$5,335,913
Trade accounts receivable, net	5,154,996	3,731,998
Inventory	146,815	119,733
Prepaid expenses and other current assets	349,550	191,502
Total current assets	50,812,764	9,379,146
Property and equipment, net	807,086	1,026,784
Goodwill	1,249,956	1,249,956
Customer relationships, net	2,822,918	3,137,918
Intangible assets, net	286,719	345,069
Other assets	84,060	121,541
Total assets	$56,063,503	$15,260,414
Liabilities, preferred redeemable convertible stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,949,005	$2,873,471
Accrued bonus	1,748,551	1,335,500
Accrued liabilities	1,072,242	660,987
Deferred purchase price	1,000,000	1,000,000
Current portion of long-term notes payable	1,388,563	1,625,030
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	9,239,693	7,576,320
Preferred stock warrant liability	—	709,504
Long-term notes payable	1,333,333	2,721,865
Deferred tax liability	6,166	—
Deferred rent obligation under operating lease	451,909	558,641
Total liabilities	11,031,101	11,566,330
Preferred redeemable convertible stock:
Series E preferred redeemable convertible stock— 10,500,000 shares authorized at December 31, 2015; no shares issued and outstanding at December 31, 2016 and 8,202,466 shares issued and outstanding at December 31, 2015; aggregate liquidation preference of $0 and $16,274,823 at December 31, 2016 and December 31, 2015, respectively	—	16,274,823
Series F preferred redeemable convertible stock— 5,000,000 shares authorized at December 31, 2015; no shares issued and outstanding at December 31, 2016 and 4,734,374 shares issued and outstanding at December 31, 2015; aggregate liquidation preference of $0 and $10,517,081 at December 31, 2016 and December 31, 2015, respectively	—	10,517,081
Series G preferred redeemable convertible stock— 23,500,000 shares authorized at December 31, 2015; no shares issued and outstanding at December 31, 2016 and 10,334,862 shares issued and outstanding at December 31, 2015; aggregate liquidation preference of $0 and $17,987,553 at December 31, 2016 and December 31, 2015, respectively	—	16,315,002
Stockholders’ equity (deficit):

Preferred convertible stock:
Series A preferred convertible stock— 313,500 shares authorized, issued and outstanding at December 31, 2015 and no shares issued and outstanding at December 31, 2016; aggregate liquidation preference of $0 and $2,416,194 at December 31, 2016 and December 31, 2015, respectively	—	976,000
Series B preferred convertible stock— 1,183,330 shares authorized at December 31, 2015; no shares issued and outstanding at December 31, 2016 and 1,157,606 shares issued and outstanding at December 31, 2015; aggregate liquidation preference of $0 and $5,081,890 at December 31, 2016 and December 31, 2015, respectively	—	2,457,253
Series C preferred convertible stock— 682,000 shares authorized at December 31, 2015; no shares issued and outstanding at December 31, 2016 and 682,000 shares issued and outstanding at December 31, 2015, respectively; aggregate liquidation preference of $0 and $682,000 at December 31, 2016 and December 31, 2015, respectively	—	549,010
Series D preferred convertible stock— 4,276,003 shares authorized at December 31, 2015; no shares issued and outstanding at December 31, 2016 and 4,091,068 shares issued and outstanding at December 31, 2015; aggregate liquidation preference of $0 and $4,516,013 at December 31, 2016 and December 31, 2015, respectively	—	1,986,286
Common shares, par value $0.0001, 200,000,000 and 80,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 9,275,062 and 665,842 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	928	1,094,375
Additional paid in capital	88,582,470	—
Accumulated deficit	(43,550,996)	(46,475,746)
Total stockholders’ equity (deficit)	45,032,402	(39,412,822)
Commitments and contingencies (note 12)
Total liabilities, preferred redeemable convertible stock and stockholders’ equity (deficit)	$56,063,503	$15,260,414

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Operations

	For the Year Ended December 31,
	2016	2015	2014
Sales	$43,433,867	$27,793,073	$25,509,572
Cost of goods sold	24,156,792	16,148,163	14,132,357
Gross profit	19,277,075	11,644,910	11,377,215
Operating expenses:
Research and development	5,622,132	4,257,400	3,311,337
Sales and marketing	5,670,625	4,035,591	3,516,095
General and administrative	4,532,151	3,453,288	2,972,257
IPO costs	—	229,332	726,926
Total operating expenses	15,824,908	11,975,611	10,526,615
Income (loss) from operations	3,452,167	(330,701)	850,600
Other expense (income):
Interest income	(7,803)	—	—
Interest expense	178,371	39,489	42,692
Fair market value adjustment - warrants	(460,289)	(85,325)	(2,747,570)
Exercise and expiration of warrants	—	(15,145)	(38,993)
Total other income	(289,721)	(60,981)	(2,743,871)
Income (loss) before income taxes	3,741,888	(269,720)	3,594,471
Provision for income taxes	8,181	622	6,171
Net income (loss)	3,733,707	(270,342)	3,588,300
Accretion of dividends on preferred convertible stock	(1,537,021)	(2,444,954)	(2,431,836)
Net income (loss) attributable to common stockholders	$2,196,686	$(2,715,296)	$1,156,464
Net income (loss) per share:
Basic	$0.65	$(4.17)	$2.08
Diluted	$0.40	$(4.30)	$(2.86)
Weighted average shares used in calculating income (loss) per share
Basic	3,373,316	651,593	555,805
Diluted	4,667,503	651,593	555,805

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Stockholders’ Equity (Deficit)

	Preferred Convertible Stock		Common Stock		Additional Paid-in	Note to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Employee	Deficit	Equity (Deficit)
Balance at December 31, 2013	6,244,174	$5,968,549	380,566	$1,016,783	$—	$—	$(46,491,004)	$(39,505,672)
Stock-based compensation	—	—	—	—	657,730	—	—	657,730
Shares issued pursuant to stock awards	—	—	244,616	—	—	—	—	—
Exercise of stock options	—	—	100	220	—	—	—	220
Issuance of note to employee	—	—	—	—	—	(266,282)	—	(266,282)
Effect of accretion to redemption value	—	—	—	—	(657,730)	—	(1,486,704)	(2,144,434)
Net income	—	—	—	—	—	—	3,588,300	3,588,300
Balance at December 31, 2014	6,244,174	$5,968,549	625,282	$1,017,003	$—	$(266,282)	$(44,389,408)	$(37,670,138)
Stock-based compensation	—	—	—	—	341,554	—	—	341,554
Shares issued pursuant to stock awards	—	—	16,300	—	—	—	—	—
Exercise of stock options	—	—	24,260	77,372	—	—	—	77,372
Forgiveness of note to employee	—	—	—	—	—	266,282	—	266,282
Effect of accretion to redemption value	—	—	—	—	(341,554)	—	(1,815,996)	(2,157,550)
Net loss	—	—	—	—	—	—	(270,342)	(270,342)
Balance at December 31, 2015	6,244,174	$5,968,549	665,842	$1,094,375	$—	$—	$(46,475,746)	$(39,412,822)
Stock-based compensation	—	—	—	—	298,535	—	—	298,535
Conversion of warrants	—	—	127,143	—	249,215	—	—	249,215
Exercise of stock options	—	—	58,155	112,101	25,302	—	—	137,403
Effect of accretion to redemption value	—	—	—	—	(547,750)	—	(808,957)	(1,356,707)
Change in par value from no par value to $0.0001	—	—	—	(1,206,391)	1,206,391	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	1,700,100	170	10,816,808	—	—	10,816,978
Issuance of warrants to underwriters	—	—	—	—	126,218	—	—	126,218
Conversion of preferred redeemable convertible stock to common stock upon initial public offering	—	—	3,778,753	378	44,463,235	—	—	44,463,613
Conversion of preferred convertible stock to common stock upon initial public offering	(6,244,174)	(5,968,549)	1,259,187	126	5,968,423	—	—	—
Issuance of common stock upon secondary public offering, net of issuance costs	—	—	1,685,882	169	25,976,093	—	—	25,976,262
Net income	—	—	—	—	—	—	3,733,707	3,733,707
Balance at December 31, 2016	—	$—	9,275,062	$928	$88,582,470	$—	$(43,550,996)	$45,032,402

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$3,733,707	$(270,342)	$3,588,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	495,347	458,734	371,603
Amortization	373,350	14,013	—
Fair market value adjustment - warrants	(460,289)	(85,325)	(2,747,570)
Exercise and expiration of warrants	—	(15,145)	(38,993)
Stock-based compensation	298,535	341,554	657,730
Forgiveness of note to employee	—	266,282	—
Gain on disposal of fixed assets	—	—	(25,441)
Deferred tax liability	6,166	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,422,998)	210,140	(90,942)
Inventory	(27,082)	(119,733)	—
Prepaid expenses and other assets	(120,567)	(36,265)	2,408
Accounts payable	1,075,534	298,918	173,896
Accrued bonus	413,051	516,409	(119,841)
Accrued liabilities	411,255	361,067	(337,354)
Deferred obligation under operating lease	(106,732)	(91,482)	214,578
Net cash provided by operating activities	4,669,277	1,848,825	1,648,374
Cash flows from investing activities:
Cash paid for acquisition	—	(4,000,000)	—
Purchases of property and equipment	(275,649)	(132,854)	(984,697)
Proceeds from sale of equipment	—	—	34,786
Net cash used in investing activities	(275,649)	(4,132,854)	(949,911)
Cash flows from financing activities:
Proceeds from notes payable	—	4,000,000	500,000
Repayment of notes payable	(1,624,999)	(273,175)	(129,930)
Issuance of note to employee	—	—	(266,282)
Proceeds from initial public offering and issuance of warrants to underwriters	13,600,800	—	—
Costs related to initial public offering	(2,657,604)	—	—
Proceeds from secondary public offering	26,797,094	—	—
Costs related to secondary public offering	(820,832)	—	—
Proceeds from exercise of warrants	—	225,000	—
Proceeds from exercise of stock options	137,403	77,372	220
Net cash provided by financing activities	35,431,862	4,029,197	104,008
Net increase in cash and cash equivalents	39,825,490	1,745,168	802,471
Cash, beginning of period	5,335,913	3,590,745	2,788,274
Cash, end of period	$45,161,403	$5,335,913	$3,590,745
Supplemental disclosure of cash flow information
Interest paid	$177,460	$39,489	$42,692
Income taxes paid	$—	$6,171	$10,786
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series E, F, and G preferred redeemable convertible stock to redemption amount	$1,356,707	$2,157,549	$2,144,434
Property and equipment acquired through lease incentives	$—	$—	$650,100
Conversion of warrants	$249,215	$—	$—
Conversion of preferred stock into common stock	$50,432,162	$—	$—

See accompanying notes to the financial statements.

Airgain, Inc.

Notes to Financial Statements

(1)	Significant Accounting Policies
(a)	Description of Business

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995, and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of embedded antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide. The Company’s main office is in San Diego, California with office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Taipei, Taiwan, Shenzhen and Jiangsu, China and Cambridgeshire, United Kingdom.

(b)	Basis of Presentation

The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).

(c)	Segment Information

The Company’s operations are located primarily in the United States, and most of its assets are located in San Diego, California. The Company operates in one segment related to the sale of antenna products. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

(d)	Cash and Cash Equivalents

For purposes of financial statement presentation, the Company classifies all highly liquid financial instruments with an original maturity of three months or less when purchased to be cash equivalents. At times, the Company has had cash and cash equivalents deposited at financial institutions in excess of federally insured deposit limits. However, cash is held on deposit at major financial institutions and is considered subject to minimal credit risk. To date, the Company has not realized any losses on its cash and cash equivalents.

(e)	Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. The allowance for doubtful accounts was $0 as of December 31, 2016 and December 31, 2015.

(f)	Inventory

The vast majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. The Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet.

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO).

Airgain, Inc.

Notes to Financial Statements

(g)	Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. The estimated useful lives for leasehold improvements are the estimated useful life of the asset or lease term, if shorter. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

(h)	Goodwill

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended December 31, 2015, was due to an acquisition during 2015.  See Note 3.

The Company reviews goodwill for impairment annually on December 1st and whenever events or changes in circumstances indicate that goodwill may be impaired.  The Company completed its annual assessment for goodwill impairment in December 2016 and determined that goodwill is not impaired as of December 31, 2016.

(i)	Long-lived Assets

The Company’s identifiable intangible assets are comprised of acquired developed technologies, customer relationships and non-compete agreements. The cost of the identifiable intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of long-lived assets and finite-lived intangible assets. Long- lived assets and finite-lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, the impairment recognized is equal to the amount by which the carrying value of the asset exceeds its fair value.

(j)	Revenue Recognition

The Company generates revenue primarily from the sale of its antenna products. The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title and risk of loss transfer to customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer.

A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. To date, pricing credits and returns under these provisions have been insignificant; accordingly, the Company recognizes revenue upon shipment to the distributor and the Company’s allowance for sales returns and pricing credits was insignificant for the years ended December 31, 2016, 2015 and 2014.

(k)	Shipping and Transportation Costs

Shipping and other transportation costs are expensed as incurred. Shipping and other transportation costs were $321,093, $221,974 and $154,025 for the years ended December 31, 2016, 2015 and 2014, respectively. These costs are included in general and administrative expenses in the accompanying statements of operations.

(l)	Research and Development Costs

Costs incurred in connection with research and development are expensed as incurred.

Airgain, Inc.

Notes to Financial Statements

(m)	Income Taxes

The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable, a valuation allowance is established to reduce any deferred tax asset when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

The Company uses the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized.

(n)	Stock-Based Compensation

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity classified awards are measured at the grant-date fair value of the award. The Company estimates the grant-date fair value using the Black-Scholes-Merton option-pricing model. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $298,535, $341,554 and $657,730, respectively.

(o)	Preferred Redeemable Convertible Stock

Prior to the initial public offering (IPO) the Company had Series E, F, and G preferred redeemable convertible stock (collectively, Senior Preferred Stock). As these securities were redeemable for cash at the option of the holders, they were excluded from stockholders’ equity and presented as temporary equity in the accompanying balance sheets.

At any time after May 2013, but within ninety days after the receipt of a written request from the holders of not less than 66 2/3% of the then outstanding Senior Preferred Stock, all shares of the Senior Preferred Stock could be redeemed at the original issue price plus any accrued and unpaid dividends in two annual installments. At least one of the Company’s two largest shareholders would have needed to vote in favor of redemption to meet the 66 2/3% requirement. The Company obtained written commitments from these two shareholders committing that neither shareholder would vote in favor of redemption prior to January 1, 2018.

As only the passage of time is required for Senior Preferred Stock to be redeemable, the Company adjusted the carrying value of the Senior Preferred Stock to its redemption value at each balance sheet date.

In connection with the completion of the IPO, all outstanding shares of the Company’s preferred redeemable convertible stock automatically converted into shares of common stock. In addition, the company issued shares of its common stock in satisfaction of accumulated dividends on such preferred stock as of the completion of the IPO.

(p)	Preferred Stock Warrant Liability

As of December 31, 2015 and 2014, the Company had issued freestanding warrants exercisable to purchase shares of its Series G preferred redeemable convertible stock. These warrants were classified

Airgain, Inc.

Notes to Financial Statements

as a liability in the accompanying balance sheets, as the terms for redemption of the underlying security were outside the Company’s control. The warrants were recorded at fair value using a combination of an option pricing model and current value model under the probability- weighted return method. The fair value of all warrants were remeasured at each balance sheet date with any changes in fair value being recognized in the statement of operations. In May 2016, the warrants were amended such that the warrants became immediately exercisable into shares of the Company’s common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and the Company issued an aggregate of 127,143 shares of common stock.

(q)	Fair Value Measurements

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

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized liabilities carried at fair value on a recurring basis:

Balance as of December 31, 2016
	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (note 10)	$—	—	$—

	Balance as of December 31, 2015
	Level 1	Level 2	Level 3
Liabilities:
Warrant liability (note 10)	$—	—	$709,504

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the years ended December 31, 2016 and 2015.

The following table provides a rollforward of the Company’s Level 3 fair value measurements during the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
Beginning balance	$709,504	$809,974
Change in fair value of warrant liability	(460,289)	(85,325)
Exercise and expiration of warrants	—	(15,145)
Conversion of warrants	(249,215)	—
Ending balance	$—	$709,504

Airgain, Inc.

Notes to Financial Statements

(r)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of the preferred redeemable convertible stock warrant liability, stock- based compensation and intangible assets.

(s)	Comprehensive Income (Loss)

The Company had no other transactions or activity, other than net income (loss), that would be considered as part of comprehensive income (loss).

(t)	Net Income or Loss Per Share

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

The following table presents the computation of net income or loss per share:

	For the Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$3,733,707	$(270,342)	$3,588,300
Accretion of dividends on preferred stock	(1,537,021)	(2,444,954)	(2,431,836)
Net income (loss) attributable to common stockholders - basic	$2,196,686	$(2,715,296)	$1,156,464
Accretion of dividends on preferred stock	125,205	—	—
Adjustment for change in fair value of warrant liability	(460,289)	(85,325)	(2,747,570)
Net income (loss) attributable to common stockholders - diluted	$1,861,602	$(2,800,621)	$(1,591,106)
Denominator:
Weighted average common shares outstanding
Basic	3,373,316	651,593	555,805
Diluted	4,667,503	651,593	555,805
Net income (loss) per share:
Basic	$0.65	$(4.17)	$2.08
Diluted	$0.40	$(4.30)	$(2.86)

Airgain, Inc.

Notes to Financial Statements

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	For the Year Ended December 31,
	2016	2015	2014
Preferred redeemable convertible stock and preferred convertible stock, including accumulated dividends	2,406,894	4,891,205	4,653,197
Employee stock options	—	756,692	504,550
Warrants outstanding	51,003	—	—
Series G preferred stock warrants outstanding	—	788,338	809,972
Total	2,457,897	6,436,235	5,967,719

(2)	Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements, and three years for all other property and equipment. Property and equipment consist of the following:

	As of December 31,
	2016	2015
Lab equipment	$1,314,060	$1,284,626
Computer equipment	165,415	182,266
Computer software	299,227	302,549
Furniture and fixtures	184,233	184,233
Tenant improvements	763,898	763,898
Other office equipment	20,591	38,753
	2,747,424	2,756,325
Less accumulated depreciation	(1,940,338)	(1,729,541)
	$807,086	$1,026,784

Depreciation expense was $495,347, $458,734 and $371,603 for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Acquisitions

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, Inc., a manufacturer of advanced antenna and radio- frequency solutions. As a result of the acquisition, the Company expects to benefit from the acquisition primarily through the addition of new customers. The goodwill of $1,249,956 arising from the acquisition relates to expected synergies and cost reductions through economies of scale. The amount of goodwill expected to be deductible for tax purposes is $1,249,956.

In addition to the $4.0 million paid up front, the purchase price also includes a contingent consideration arrangement. The $1.0 million of deferred consideration is payable upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross, Inc. which defines transition services to be provided by Skycross to the Company, and (ii) the date on which the Company has received copies of third party approvals with respect to each customer and program that was purchased. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $1.0 million. The fair value of the contingent consideration was estimated by applying the income approach. The income approach is based on estimating the value of the present worth of future net cash flow.

Airgain, Inc.

Notes to Financial Statements

The following table summarizes the consideration paid and the estimated fair value of the assets acquired and liabilities assumed at the acquisition date.

Consideration:
Cash	$4,000,000
Contingent consideration arrangement	1,000,000
Fair value of total consideration transferred	$5,000,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$429,267
Intangible assets	3,497,000
Current liabilities	(176,223)
Total identifiable net assets acquired	$3,750,044
Goodwill	1,249,956
Total	$5,000,000

The fair value of accounts receivable is $429,267. The contingent consideration of $1.0 million is included in the deferred purchase price balance on the accompanying balance sheets as of December 31, 2016 and 2015.

Revenue associated with the acquired Skycross assets since the date of acquisition was $5.0 million and $0.2 million for the year ended December 31, 2016 and 2015, respectively. Cost of goods sold associated with the acquired Skycross assets since the date of acquisition was $1.7 million and $0.1 million for the year ended December 31, 2016 and 2015, respectively. The acquired assets were not managed as a discrete business by the previous owner. Accordingly, the historical financial information for the assets acquired was impracticable to obtain, and inclusion of pro forma information would require the Company to make estimates and assumptions regarding these assets’ historical financial results that may not be reasonable or accurate. As a result, pro forma results are not presented. It is not practicable to determine net income included in the Company’s operating results relating to Skycross assets since the date of acquisition because the assets have been fully integrated into the Company’s operations, and the operating results of the Skycross assets can therefore not be separately identified.

(4)	Goodwill

Changes to the Company’s goodwill balance during the year ended December 31, 2016, and 2015 are as follows:

Balance at December 31, 2014	$—
Skycross acquisition	1,249,956
Balance at December 31, 2015	$1,249,956
Current period adjustments	—
Balance at December 31, 2016	$1,249,956

Airgain, Inc.

Notes to Financial Statements

(5)	Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	As of December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	5	$280,000	$37,091	$242,909
Customer relationships	10	3,150,000	327,082	2,822,918
Non-compete agreement	3	67,000	23,190	43,810
Total intangible assets, net	10	$3,497,000	$387,363	$3,109,637

	As of December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	10	$280,000	$1,074	$278,926
Customer relationships	10	3,150,000	12,082	3,137,918
Non-compete agreement	3	67,000	857	66,143
Total intangible assets, net	10	$3,497,000	$14,013	$3,482,987

In September 2016, the Company re-evaluated the useful life of the developed technologies intangible asset and determined the useful life should be reduced from 10 years to 5 years.

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a results of acquisitions, divestitures, asset impairments, among other factors.

Estimated Future Amortization
2017	$389,385
2018	388,529
2019	367,052
2020	366,333
2021	350,420
Thereafter	1,247,918
Total	$3,109,637

Amortization expense was $373,350, $14,013 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

(6)	Long-term Notes Payable (including current portion) and Line of Credit

In June 2012, the Company amended its line of credit with Silicon Valley Bank. The amended revolving line of credit facility allows for an advance up to $3.0 million. The facility bears an interest rate of prime (3.75% as of December 31, 2016) plus 1.25%. The revolving facility is available as long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of 1.25 to 1.00; otherwise, the facility reverts to its previous eligible receivables financing arrangement. The amended facility matures in April 2018. The bank has a first security interest in all the Company’s assets excluding intellectual property, for which the bank has received a negative pledge. There was no balance owed on the line of credit as of December 31, 2016 and 2015.

Airgain, Inc.

Notes to Financial Statements

In December 2013, the Company further amended its revolving line of credit under the amended and restated loan and security with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan requires interest only payments through June 30, 2014 at which point it is to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate is 6.5%. The Company must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of greater than or equal to 1.00 to 1.00. As of December 31, 2016 and 2015, $55,230 and $346,895 was outstanding under this loan, respectively.

In December 2015, the Company amended its loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018. The loan agreement requires the Company to maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as of the last day of each fiscal quarter for the previous six month period (for December 31, 2016 the minimum EBITDA is 500,000). The interest rate is 5%. As of December 31, 2016 and 2015, $2,666,666 and $4,000,000 was outstanding under this loan, respectively.

The remaining principal payments on the $4.0 million loan subsequent to December 31, 2016 are as follows:

Year ending:
2017	$1,333,333
2018	1,333,333
$2,666,666

The Company was in compliance with all financial term loan and line of credit financial covenants as of December 31, 2016 and 2015.

(7)	Income Taxes
(a)	Income Taxes

The December 31, 2016, 2015 and 2014 income tax provision is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Current:
U.S. federal	$—	$—	$—
State and local	2,015	622	6,171
Total current provision	2,015	622	6,171
Deferred:
U.S. federal	6,124	—	—
State and local	42	—	—
Total deferred provision	6,166	—	—
Total tax provision	$8,181	$622	$6,171

Airgain, Inc.

Notes to Financial Statements

(b)	Tax Rate Reconciliation

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Income taxes at statutory rates	$1,272,242	$(91,705)	$1,222,120
State income tax, net of federal benefit	2,054	411	4,132
Permanent items	171,704	171,963	111,001
Section 382 limitation expiration	—	—	1,712,466
Warrant liability	(156,498)	(34,160)	(947,432)
Federal NOL expired	(206,133)	—	—
Other	11,104	—	—
Research and development credit	(141,494)	628,573	(143,114)
Change in federal valuation allowance	(944,798)	(674,460)	(1,953,002)
	$8,181	$622	$6,171
(c)	Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are as follows:

	For the Year Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$6,786,922	$9,008,344
Capitalization of patent costs, goodwill and amortization	332,901	441,076
Capitalization of acquisition costs	43,523	35,264
Research and AMT credits	1,689,883	1,421,251
Stock based compensation	160,182	180,675
Deferred lease obligation	182,550	274,164
Other timing differences	51,314	41,045
	9,247,275	11,401,819
Less valuation allowance	(9,028,241)	(11,103,399)
Total deferred tax assets	$219,034	$298,420
Deferred tax liabilities:
Fixed assets	(219,034)	(298,420)
Goodwill	(6,166)	—
Total deferred tax liabilities	$(225,200)	$(298,420)
Total deferred tax assets (liabilities)	$(6,166)	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $9,028,241 as of December 31, 2016 as it does not believe it is more likely than not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future.  Should the Company continue to achieve substantial pre-tax book income during 2017 or be better able to forecast taxable income into the future, the Company may need to release a portion of their federal valuation allowance during 2017. Due to the Company’s relatively

Airgain, Inc.

Notes to Financial Statements

low apportionment in California, a release of state-related valuation allowance is unlikely. The Company decreased its valuation allowance by approximately $2,075,158 during the year ended December 31, 2016.

At December 31, 2016, the Company had federal and California tax loss carryforwards of approximately $17,914,514, and $7,873,156, respectively.  The federal and state net operating loss carry forwards begin to expire in 2020 and 2017, respectively, if unused.

At December 31, 2016, the Company had federal and state tax credit carry forwards of approximately $1,716,398, and $1,346,874, respectively, after reduction for uncertain tax positions.  The Company has not performed a formal research and development credit study with respect to these credits.  The federal credits will begin to expire in 2026, if unused, and the state credits carry forward indefinitely.

Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically IRC §382 and IRC §383, the Company’s ability to use net operating loss and research and development tax credit carry forwards (“tax attribute carry forwards”) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 for taxable years ended after December 31, 2012. If ownership changes within the meaning of IRC Section 382 are identified as having occurred subsequent to 2012, the amount of remaining tax attribute carry forwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated.  Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC §382.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
Beginning unrecognized tax benefits	$1,408,000	$1,408,000
Decreases related to prior year tax positions	(53,000)	—
Increases related to current year tax positions	177,000	—
Ending unrecognized tax benefits	$1,532,000	$1,408,000

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets.  If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance.  The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company had no accrual for interest or penalties on the Company’s balance sheets as of December 31, 2016 or December 31, 2015, and has not recognized interest and/or penalties in the Statement of Operations for the year ended December 31, 2016.

The Company’s tax years that remain open and subject to examination by tax jurisdiction are years 2013 and forward for federal and years 2012 and forward for the state of California.

(8)	Stockholders’ Equity (Deficit)
(a)	Preferred Convertible Stock

In June 2000, the Company sold 313,500 shares of Series A preferred convertible stock (Series A Preferred Stock) at $3.84 per share for gross proceeds of $1.2 million.

In March 2001, the Company sold 290,993 shares of Series B preferred convertible stock (Series B Preferred Stock) at $4.39 per share for gross proceeds of $1.3 million in cash. At various times during

Airgain, Inc.

Notes to Financial Statements

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

The holders of the Series A, B, C and D Preferred Stock (collectively, Junior Preferred Stock), were entitled to receive cumulative dividends at a rate of $0.0488, $0.00, $0.00 and $0.0488 per share, per annum, respectively, and were payable upon liquidation, redemption or conversion in order of their preference prior to any dividends on common stock.

The holders of the Junior Preferred Stock were entitled to receive liquidation preferences upon certain deemed liquidation events at the rate equal to their purchase price per share plus all accrued and unpaid dividends. Upon completion of this distribution, any remaining assets were distributed to the holders of the common stock and to holders of the Junior Preferred Stock and to the holders of the Senior Preferred Stock (on an as converted basis) until all amounts received by the holders of the Series A Preferred Stock were equal to $19.20 per share, the Series D Preferred Stock were equal to $2.168 per share, Series E Preferred Stock were equal to $4.44 per share, Series F Preferred Stock were equal to $5.20 per share, and Series G Preferred Stock were equal to $5.20 per share, the remaining assets were distributed among holders of shares of the common stock. The holders of the Senior Preferred Stock had priority and were made in preference to any payments to the Junior Preferred Stock up to the Senior Preferred Stock’s liquidation preference. The holders of the Junior Preferred Stock had priority and were made in preference to any payments to the holders of the common stock up to the Junior Preferred Stock’s liquidation preference. After distribution of both the Senior Preferred Stock and Junior Preferred Stock’s liquidation preferences, any remaining assets of the Company were distributed to the holders of the common stock.

Each share of Junior Preferred Stock was convertible, at the option of the holder, at any time, into a number of shares of common stock at a conversion price of $21.70, $24.23, $8.59, $5.42 for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, subject to adjustments for stock dividends, combinations, subdivisions, reclassifications and reorganizations. Each share of Junior Preferred Stock was automatically convertible into common stock immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, in which aggregate proceeds to the Company are at least $15.0 million and at a per share offering price of at least $76.80 per share, as adjusted for any stock dividends, combinations, reclassifications, recapitalizations or splits, or (ii) the date specified by written consent or agreement by the holders of the majority of the then outstanding shares voting together as a single class on an as-converted basis (without giving effect to the conversion dividends).

As long as 1,678,450 shares of Junior Preferred Stock remained outstanding, the Company was prohibited from certain transactions without the consent of at least 50% of the then outstanding shares of Junior Preferred Stock or the majority of the Board of Directors.

The holders of the Junior Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and had voting rights and powers equal to the voting rights and powers of the common stock.

In connection with the completion of the IPO, all 6,244,174 outstanding shares of the Company’s preferred convertible stock automatically converted into an aggregate of 753,611 shares of common stock. In addition, the Company issued 505,576 shares of its common stock in satisfaction of accumulated dividends on such preferred stock as the completion of the IPO.

Airgain, Inc.

Notes to Financial Statements

(b)	Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at December 31, 2016 and December 31, 2015:

	For the Year Ended December 31,
	2016	2015
	(shares)
Conversion of Series A, B, C, and D preferred convertible stock	—	753,687
Conversion of Series E, F, and G preferred redeemable convertible stock	—	2,327,170
Warrants issued and outstanding	51,003	788,338
Stock option awards issued and outstanding	1,040,387	756,692
Authorized for grants under the 2013 Equity Incentive Plan	—	321,313
Authorized for grants under the 2016 Equity Incentive Plan	709,750	—
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	—
	1,901,140	4,947,200

(9)	Preferred Redeemable Convertible Stock

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

The holders of the Senior Preferred Stock were entitled to receive cumulative dividends at a rate of 8% of the original purchase price, per annum and were payable in cash or common shares, at the option of the Company upon liquidation, redemption or conversion in order of their preference prior to any dividends on common stock or Junior Preferred Stock.

The holders of the Senior Preferred Stock were entitled to receive liquidation preferences upon certain deemed liquidation events at the rate equal to their conversion price per share plus all accrued and unpaid dividends.

Each share of Senior Preferred Stock was convertible, at the option of the holder, at any time, into a number of shares of common stock at a conversion price of $11.11, $13.00, and $13.00 for the Series E Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock, respectively, subject to adjustments for stock dividends, combinations, subdivisions, reclassifications and reorganizations.

Each share of Senior Preferred Stock was automatically convertible into common stock immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, in which aggregate proceeds to the Company are at least $15.0 million, and at a per share offering price of at least $76.80 per share, as adjusted for any stock dividends, combinations, reclassifications, recapitalizations or splits, or (ii) the date specified by written consent or agreement by the holders of the majority of the then outstanding shares voting together as a single class, provided that the Junior Preferred Stock will also concurrently convert.

Airgain, Inc.

Notes to Financial Statements

As long as 4,875,000 shares of Senior Preferred Stock remained outstanding, the Company was prohibited from certain transactions without the consent of at least 50% of the then outstanding shares of Senior Preferred Stock or the majority of the Board of Directors.

The holders of the Senior Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted and have voting rights and powers equal to the voting rights and powers of the common stock.

The following table provides a rollforward of the preferred redeemable convertible stock during the years ended December 31, 2016 and 2015:

	Preferred
	redeemable convertible stock
	Shares	Amount
Balance at December 31, 2014	23,055,356	$40,724,356
Exercise of warrants	216,346	225,000
Effect of accretion to redemption value	—	2,157,550
Balance at December 31, 2015	23,271,702	43,106,906
Effect of accretion to redemption value	—	1,356,707
Conversion of preferred redeemable convertible stock into common stock	(23,271,702)	(44,463,613)
Balance at December 31, 2016	—	$—

In connection with the completion of the IPO, all 23,271,702 outstanding shares of the Company’s preferred redeemable convertible stock automatically converted 2,327,122 shares of common stock. In addition, the Company issued 1,451,631 shares of its common stock in satisfaction of accumulated dividends on such preferred stock as of the completion of the IPO.

(10)	Warrants

As of December 31, 2015, the Company had warrants outstanding that allow the holders to purchase shares of the Company’s Series G Preferred Stock. In May 2016, the warrants were amended such that the warrants became immediately exercisable into shares of the Company’s common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and the Company issued an aggregate of 127,143 shares of common stock. No warrants were outstanding at December 31, 2016.

Warrants outstanding at December 31, 2015 are summarized as follows:

	December 31, 2015
	Number of warrants outstanding	Issuance date	Expiration dates	Exercise price(s)	Common share equivalent if exercised and converted
Shares:
Series G preferred redeemable convertible stock	7,883,377	April 2010 through September 2012	Various through September 2017	$1.04	788,338

As the Series G Preferred Stock was redeemable at the option of the Series G preferred stockholders, the Company had determined the warrants for Series G Preferred Stock should be classified as liabilities and adjusted to fair value at each reporting date. The fair value of the warrants was estimated using a combination of an option-pricing model and current value model under the probability- weighted return method, using significant unobservable inputs (Level 3 inputs) including: management’s cash flow projections; probability and timing of potential liquidity scenarios; weighted- average cost of capital that included the addition of a company specific risk premium to account for uncertainty associated with the Company achieving future cash

Airgain, Inc.

Notes to Financial Statements

flows; selection of appropriate market comparable transactions and multiples; expected volatility; and risk-free rate. The Company used a combination of discounted cash flow, guideline public company and market transaction valuation techniques in estimating the fair value of the warrant liability at each reporting date. The discount rates used were 20% and 21% at May 24, 2016 and December 31, 2015, respectively. The fair value of the warrants was $249,215 and $709,504 at May 24, 2016 and December 31, 2015, respectively.

On April 2, 2015, the Company and certain holders of the warrants to purchase Series G Preferred Stock adopted an amendment to extend the exercise period for the holders of all outstanding warrants to purchase Series G Preferred Stock by one year, which resulted in incremental expense of $343,446 during the year ended December 31, 2015.

(11)	Stock Options

In August 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors, and consultants. As of December 31, 2016, 709,750 shares are available for issuance under the 2016 Plan, of which 429,750 shares were rolled from the 2013 Equity Incentive Plan (the 2013 Plan) into the 2016 Plan.

In 2013, the Company’s board of directors adopted the 2013 Plan for employees, directors, and consultants. On March 18, 2015, the Company’s Board of Directors adopted an amendment to the 2013 Plan to increase the share reserve thereunder by 300,000 shares. On June 18, 2015, the Company’s Board of Directors adopted an amendment to the 2013 Plan to increase the share reserve thereunder by an additional 300,000 shares. The common stock authorized under the 2013 Plan is 1,200,000 shares. Under the Plan, the administrator shall have authority to determine which service providers will receive awards, to grant awards and to set all terms and conditions of awards (including, but not limited to, vesting, exercise and forfeiture provisions). Vested options are canceled 90 days after termination of employment and become available for reissuance under the Plan. As of December 31, 2016, no shares were available for issuance under the 2013 Plan and as of December 31, 2015, 321,313 shares were available for issuance under the 2013 Plan.

In 2003, the Company’s board of directors adopted the 2003 Equity Incentive Plan (the 2003 Plan) for employees, directors, and consultants, which terminated December 31, 2012. The common stock authorized under the 2003 Equity Incentive Plan was 600,000 shares. As of December 31, 2016, there are no shares available for issuance under the 2003 Plan.

The service period for stock options granted to employees is generally 1 to 4 years.

The grant-date fair value of each option award is estimated on the date of grant using the Black- Scholes-Merton option-pricing model. The weighted average assumptions for December 31, 2016 and 2015 grants are provided in the following table. The Company’s lack of historical share option exercise experience does not provide it a reasonable basis upon which to estimate an expected term because of a lack of sufficient data.

Therefore, the Company estimates the expected term by using the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. Since the Company’s shares have only been publicly traded since August 12, 2016 and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

	December 31, 2016	December 31, 2015	December 31, 2014
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	41.82%	56.74%	64.40%
Expected term (years)	6.07	5.42	5.74
Risk-free interest rate	1.6%	1.7%	1.9%

Airgain, Inc.

Notes to Financial Statements

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2013	364,450	$2.73	4.3
Granted	255,600	2.70	9.2
Exercised	(100)	2.20	-
Expired/Forfeited	(115,400)	3.22	-
Balance at December 31, 2014	504,550	$2.60	5.8
Granted	512,402	2.00	9.2
Exercised	(24,260)	3.19	—
Expired/Forfeited	(236,000)	2.77	—
Balance at December 31, 2015	756,692	$2.10	7.6
Granted	359,319	2.60	9.4
Exercised	(58,155)	2.36	3.5
Expired/Forfeited	(17,469)	2.13	2.6
Balance at December 31, 2016	1,040,387	$2.25	7.8
Vested and exercisable at December 31, 2016	628,933	$2.05	7.0
Vested and expected to vest at December 31, 2016	1,012,596	$2.24	7.8

The weighted average grant-date fair value of options granted during the year ended December 31, 2016, 2015 and 2014 was $1.23, $0.84 and $1.43, respectively. For fully vested stock options the aggregate intrinsic value was $7,770,086 as of December 31, 2016. For stock options expected to vest the aggregate intrinsic value was $4,569,243 as of December 31, 2016. At December 31, 2015, the aggregate intrinsic value for fully vested stock options and stock options expected to vest was immaterial. The total grant date fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $176,597, $345,174, and $621,709, respectively.

During the year ended December 31, 2014, the Company granted 260,924 shares of restricted common stock with a fair value of $2.20 per share to its Chief Executive Officer (CEO) of which 68.75% were vested immediately and 6.25% of the shares vest on each of March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015. During the year ended December 31, 2015, 50,000 shares of restricted stock were granted to other executives contingent upon the Company achieving an initial public offering of its equity securities. The performance measures were not met and the shares expired as of December 31, 2015. There was no expense recorded for these contingently issuable shares. During the year ended December 31, 2016, a total of 57,475 shares of restricted common stock with a fair value of $2.00 per share were issued to the Company’s Chief Financial Officer and Chief Operating Officer of which 100% of the shares vest six months following the completion of the IPO.

At December 31, 2016 and 2015 there was $522,818 and $214,304, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the plans. That cost is expected to be recognized over the next three years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Airgain, Inc.

Notes to Financial Statements

(12)	Commitments and Contingencies
(a)	Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California; Rancho Santa Fe, California; Poway, California; Melbourne, Florida; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $742,829, $672,526 and $584,269, for the years ended December 31, 2016, 2015 and 2014, respectively. The longest lease expires in June 2020. The Company moved into its new facility in San Diego, California during the year ended December 31, 2014. The new San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at December 31, 2016 were as follows:

Year ending:
2017	$791,285
2018	542,404
2019	517,973
2020	265,940
$2,117,601

(b)	Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to, product liability and intellectual property. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities have been recorded in the accompanying financial statements.

(c)	Employment Agreements

During 2014 the Company entered into employment agreements with its CEO and certain members of its management team. These agreements provide severance in the aggregate amount of $575,000 for termination without cause as defined in the agreements.

Airgain, Inc.

Notes to Financial Statements

(13)	Concentration of Credit Risk
(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the years ended December 31, 2016, 2015 and 2014 and customers that accounted for 10% or more of total trade accounts receivable at December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Percentage of net revenue
Customer A	31%	28%	11%
Customer B	20	15	29
Customer C	6	12	9

	For the Year Ended December 31,
	2016	2015	2014
Percentage of gross trade accounts receivable
Customer A	18%	12%	12%
Customer B	16	1	1
Customer C	13	0	7
Customer D	13	23	12

(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	For the Year Ended December 31,
	2016	2015	2014
Percentage of net revenue
China	74%	64%	68%
Other Asia	11	21	15
North America	10	9	11
Europe	5	6	6

Although the Company ships the majority of antennas to its customers in China (primarily ODM’s and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the year ended December 31, 2016, 2015 and 2014, all of the Company’s products were manufactured by two vendors in China. The second vendor started production in April 2013.

(14)	Related-Party Transactions

During the year ended December 31, 2014, the Company provided its CEO a loan of $266,282 for the payment of federal and state income taxes payable by him as the result of issuance of restricted stock. During the year ended December 31, 2015, the Company forgave the loan and incurred $266,282 of expense for the loan forgiveness and an additional $236,414 of expense related to the CEO’s taxes on the loan forgiveness.

The Company entered into a professional services agreement with a stockholder, GEN3 Partners, in October 2008.  Professional services expensed associated with GEN3 partners was approximately $0 for the years ended December 31, 2016 and 2015 and $9,000 for the year ended December 31, 2014.

Airgain, Inc.

Notes to Financial Statements

(15)	Employee Benefit Plan

The Company established a discretionary 401(k) plan effective January 2005. The 401(k) plan was amended and restated in May 2006. The 401(k) plan covers substantially all employees who have attained age 21. The participants may elect to defer a percentage of their compensation as allowable by law. The Company can make discretionary matching contributions, but so far has not done so.

(16)	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015:

	For the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$12,625,966	$12,439,279	$9,856,317	$8,512,305
Gross Profit	5,476,403	5,576,287	4,546,761	3,677,624
Total operating expenses	4,345,198	4,345,965	3,572,915	3,560,830
Net income	1,100,302	1,183,044	1,311,209	139,153
Basic net income (loss) per share	$0.14	$0.21	$0.97	$(0.70)
Diluted net income (loss) per share	$0.12	$0.16	$0.15	$(0.82)

	For the Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$9,333,483	$6,668,732	$6,058,125	$5,732,733
Gross Profit	3,842,816	2,775,075	2,544,324	2,482,695
Total operating expenses	3,646,865	2,846,106	2,717,331	2,765,309
Net income (loss)	(42,159)	669	(171,352)	(57,500)
Basic net loss per share	$(0.99)	$(0.93)	$(1.20)	$(1.05)
Diluted net loss per share	$(0.99)	$(1.05)	$(1.22)	$(1.44)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIGAIN, INC.

/s/ Charles Myers
Charles Myers President and Chief Executive Officer

Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Myers Charles Myers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017

/s/ Leo Johnson Leo Johnson	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017

/s/ James K. Sims James K. Sims	Chairman of the Board	March 15, 2017

/s/ Francis X. Egan Francis X. Egan	Director	March 15, 2017

/s/ Joan Gillman Joan Gillman	Director	March 15, 2017

/s/ Frances Kordyback Frances Kordyback	Director	March 15, 2017

/s/ Thomas A. Munro Thomas A. Munro	Director	March 15, 2017

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	March 15, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation, as amended (currently in effect)

3.2(1)	Bylaws, as amended (currently in effect)

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the Registrant’s initial public offering

10.1(3)	Amended and Restated Loan and Security Agreement, dated May 21, 2012, by and between Silicon Valley Bank and the Registrant

10.2(3)	First Amendment to Amended and Restated Loan and Security Agreement, dated December 12, 2013, by and between Silicon Valley Bank and the Registrant

10.3(3)	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant

10.4(2)	Form of Indemnity Agreement for Directors and Officers

10.5#(3)	Airgain, Inc. 2003 Equity Incentive Plan

10.6#(3)	Form of Stock Option Agreement under the Airgain, Inc. 2003 Equity Incentive Plan

10.7#(3)	Airgain, Inc. 2013 Equity Incentive Plan

10.8#(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the Airgain, Inc. 2013 Equity Incentive Plan

10.9#(3)	Restricted Stock Grant Notice and Restricted Stock Agreement under the Airgain, Inc. 2013 Equity Incentive Plan dated March 1, 2014, by and between Charles Myers and the Registrant

10.10#(2)	Airgain, Inc. 2016 Incentive Award Plan

10.11#(2)	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.12#(2)	Airgain, Inc. 2016 Employee Stock Purchase Plan

10.13#(2)	Non-Employee Director Compensation Policy

10.14#(3)	Employment Agreement, dated October 28, 2013, by and between Charles A. Myers and the Registrant

10.15#(3)	Employment Agreement, dated July 28, 2014, by and between Leo Johnson and the Registrant

10.16#(3)	Services Agreement, dated December 4, 2012, by and between Leo Johnson and the Registrant

10.17#(3)	Employment Agreement, dated January 1, 2014, by and between Glenn Selbo and the Registrant

10.18(3)	Second Amendment to Amended and Restated Loan and Security Agreement, dated December 16, 2015, by and between Silicon Valley Bank and the Registrant

10.19(4)	Consent and Third Amendment to Amended and Restated Loan and Security Agreement, dated August 15, 2016, by and between Silicon Valley Bank and the Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

Exhibit Number	Description of Exhibit

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q on September 21, 2016.
#	Indicates management contract or compensatory plan.
*

These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.