Form 10-Q
period 2017-03-31
AIRGAIN INC
filed 2017-05-12
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission file number: 001-37851

AIRGAIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4523882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 150 San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

(760) 579-0200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

As of May 10, 2017, the registrant had 9,520,290 shares of Common Stock ($0.0001 par value) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$41,859,298	$45,161,403
Trade accounts receivable, net	7,512,937	5,154,996
Inventory	108,321	146,815
Prepaid expenses and other current assets	318,937	349,550
Total current assets	49,799,493	50,812,764
Property and equipment, net	812,005	807,086
Goodwill	1,249,956	1,249,956
Customer relationships, net	2,744,168	2,822,918
Intangible assets, net	268,123	286,719
Other assets	189,876	84,060
Total assets	$55,063,621	$56,063,503
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,992,976	$3,949,005
Accrued bonus	599,475	1,748,551
Accrued liabilities	803,936	1,072,242
Deferred purchase price	1,000,000	1,000,000
Current portion of long-term notes payable	1,333,333	1,388,563
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	7,811,052	9,239,693
Long-term notes payable	1,000,000	1,333,333
Deferred tax liability	16,000	6,166
Deferred rent obligation under operating lease	421,170	451,909
Total liabilities	9,248,222	11,031,101
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 9,488,057 and 9,275,062 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	949	928
Additional paid in capital	88,980,356	88,582,470
Accumulated deficit	(43,165,906)	(43,550,996)
Total stockholders’ equity	45,815,399	45,032,402
Commitments and contingencies (note 10)
Total liabilities and stockholders’ equity	$55,063,621	$56,063,503

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	For the Three Months Ended March 31,
	2017	2016
Sales	$11,252,417	$8,512,305
Cost of goods sold	5,963,959	4,834,681
Gross profit	5,288,458	3,677,624
Operating expenses:
Research and development	1,596,799	1,321,686
Sales and marketing	1,628,141	1,241,104
General and administrative	1,638,039	998,040
Total operating expenses	4,862,979	3,560,830
Income from operations	425,479	116,794
Other expense (income):
Interest income	(37,201)	—
Interest expense	30,764	52,475
Fair market value adjustment - warrants	—	(78,834)
Total other income	(6,437)	(26,359)
Income before income taxes	431,916	143,153
Provision for income taxes	46,826	4,000
Net income	385,090	139,153
Accretion of dividends on preferred convertible stock	—	(604,069)
Net income (loss) attributable to common stockholders	$385,090	$(464,916)
Net income (loss) per share:
Basic	$0.04	$(0.70)
Diluted	$0.04	$(0.82)
Weighted average shares used in calculating income (loss) per share:
Basic	9,359,562	665,842
Diluted	10,201,606	665,842

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	9,275,062	$928	$88,582,470	$(43,550,996)	$45,032,402
Stock-based compensation	—	—	73,475	—	73,475
Exercise of stock options	155,520	15	323,636	—	323,651
Shares issued pursuant to stock awards	57,475	6	(6)	—	—
Reversal of costs related to secondary offering	—	—	781	—	781
Net income	—	—	—	385,090	385,090
Balance at March 31, 2017	9,488,057	$949	$88,980,356	$(43,165,906)	$45,815,399

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$385,090	$139,153
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	115,447	117,445
Amortization	97,346	91,333
Fair market value adjustment - warrants	—	(78,834)
Stock-based compensation	73,475	28,893
Deferred tax liability	9,834	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,357,941)	52,995
Inventory	38,494	73,048
Prepaid expenses and other assets	(75,203)	83,248
Accounts payable	42,917	(349,102)
Accrued bonus	(1,149,076)	(937,250)
Accrued liabilities	(268,306)	(47,302)
Deferred obligation under operating lease	(30,739)	(26,683)
Net cash used in operating activities	(3,118,662)	(853,056)
Cash flows from investing activities:
Purchases of property and equipment	(119,312)	(41,030)
Net cash used in investing activities	(119,312)	(41,030)
Cash flows from financing activities:
Repayment of notes payable	(388,563)	(404,469)
Reversal of costs related to initial public offering	781	—
Proceeds from exercise of stock options	323,651	—
Net cash used in financing activities	(64,131)	(404,469)
Net decrease in cash and cash equivalents	(3,302,105)	(1,298,555)
Cash and cash equivalents, beginning of period	45,161,403	5,335,913
Cash and cash equivalents, end of period	$41,859,298	$4,037,358
Supplemental disclosure of cash flow information
Interest paid	$32,508	$52,475
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series E, F, and G preferred redeemable convertible stock to redemption amount	$—	$533,203
Accrual of property and equipment	$1,054	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, from which the balance sheet information herein was derived.

The condensed balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The condensed statements of operations for the three months ended March 31, 2017 and March 31, 2016, and the balance sheet data as of March 31, 2017 have been prepared on the same basis as the audited financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2017 or for any future period.

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

Initial Public Offering

On August 17, 2016, the Company completed its initial public offering (IPO) in which it issued and sold 1.5 million shares of common stock at a public offering price of $8.00 per share. The Company received net proceeds of approximately $9.5 million after deducting underwriting discounts and commissions of $0.8 million and offering-related transaction costs of approximately $1.7 million. Upon the closing of the IPO, all shares of the Company’s then-outstanding preferred redeemable convertible stock and preferred convertible stock automatically converted into an aggregate of 3,080,733 shares of common stock and the Company issued 1,957,207 shares of common stock in satisfaction of accumulated dividends.  Additionally, the Company reduced the number of preferred shares authorized to a total of 10,000,000 shares.

On August 29, 2016 the underwriters exercised their over-allotment option to purchase an additional 200,100 shares of common stock at the public offering price of $8.00 per share, which resulted in net proceeds to the Company of approximately $1.5 million, after deducting underwriting discounts, commissions and estimated offering-related transaction costs of approximately $0.1 million.

On December 8, 2016, the Company completed a public offering of common stock in which it issued and sold 1,352,941 shares of common stock  at a public offering price of $17.00 per share and received gross proceeds of $23.0 million, which resulted in net proceeds to the Company of approximately $20.7 million, after deducting underwriting discounts and commissions of approximately $1.5 million and offering-related transaction costs of approximately $0.8 million.

On December 14, 2016, the underwriters exercised their over-allotment option to purchase an additional 332,941 shares of common stock at the public offering price of $17.00 per share and the Company received gross proceeds of approximately $5.6 million, which resulted in net proceeds to the Company of approximately $5.3 million, after deducting underwriting discounts and commissions of approximately $0.3 million and offering-related transaction costs.

Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, trade accounts receivable, accounts payable, accrued liabilities and debt approximate their fair values due to the short maturity of these instruments.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2017 and for the year ended December 31, 2016.

The following table provides a rollforward of the Company’s Level 3 fair value measurements during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$—	$709,504
Change in fair value of warrant liability	—	(78,834)
Ending balance	$—	$630,670

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of the stock-based compensation expense, intangible assets and goodwill.

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2017, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. For public entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. For nonpublic entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2021.  Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2016, the FASB, issued ASU, No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which simplifies the way cash receipts and cash payments are presented on the statement of cash flows.  For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. For nonpublic entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The Company is currently evaluating the impact the guidance will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. For public entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, ASU 2016-02 is effective for fiscal year beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  ASU 2015-11 requires companies to measure certain inventory at the lower of cost and net realizable value. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis. For nonpublic entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-11 will have on its financial statements and related disclosure.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. For public entities, ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For nonpublic entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those periods. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

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

The following table presents the computation of net income or loss per share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$385,090	$139,153
Accretion of dividends on preferred stock	—	(604,069)
Net income (loss) attributable to common stockholders - basic	$385,090	$(464,916)
Adjustment for change in fair value of warrant liability	—	(78,834)
Net income (loss) attributable to common stockholders - diluted	$385,090	$(543,750)
Denominator:
Weighted average common shares outstanding
Basic	9,359,562	665,842
Diluted	10,201,606	665,842
Net income (loss) per share:
Basic	$0.04	$(0.70)
Diluted	$0.04	$(0.82)

Diluted weighted average common shares outstanding as of March 31, 2017 includes 10,532 warrants and 831,512 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2017	2016
Preferred redeemable convertible stock, including accumulated dividends	—	4,944,630
Employee stock options	6,581	754,192
Series G preferred stock warrants outstanding	—	788,338
Total	6,581	6,487,160

Note 4. Acquisition

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, Inc. (Skycross), a manufacturer of advanced antenna and radio-frequency solutions.  In addition to the $4.0 million paid up front, the purchase price also included a contingent consideration arrangement.  The $1.0 million of deferred consideration is payable upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross which defines transition services to be provided by Skycross to the Company and (ii) the date on which the Company has received copies of third party approvals with respect to each customer and program that was purchased. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0.0 and $1.0 million. The fair value of the contingent consideration was estimated by applying the income approach. The income approach is based on estimating the value of the present worth of future net cash flows.  As of March 31, 2017, the contingent consideration was still outstanding.

Note 5. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	March 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	5	$280,000	$50,104	$229,896
Customer relationships	10	3,150,000	405,832	2,744,168
Non-compete agreement	3	67,000	28,773	38,227
Total intangible assets, net	10	$3,497,000	$484,709	$3,012,291

	December 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	5	$280,000	$37,091	$242,909
Customer relationships	10	3,150,000	327,082	2,822,918
Non-compete agreement	3	67,000	23,190	43,810
Total intangible assets, net	10	$3,497,000	$387,363	$3,109,637

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a results of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $97,346 and $91,333 for the three months ended March 31, 2017 and 2016, respectively.

Estimated Future Amortization
2017 (remaining nine months)	$292,039
2018	388,529
2019	367,052
2020	366,333
2021	350,420
Thereafter	1,247,918
Total	$3,012,291

Note 6. Long-term Notes Payable (including current portion) and Line of Credit

In June 2012, the Company amended its line of credit with Silicon Valley Bank. The amended revolving line of credit facility allows for an advance up to $3.0 million. The facility bears interest at the U.S. prime rate (4.0% as of March 31, 2017) plus 1.25%. The revolving facility is available as long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of 1.25 to 1.00; otherwise, the facility reverts to its previous eligible receivables financing arrangement. The amended facility matures in April 2018. The bank has a first security interest in all the Company’s assets excluding intellectual property, for which the bank has received a negative pledge. There was no balance owed on the line of credit as of March 31, 2017 and December 31, 2016.

In December 2013, the Company further amended its revolving line of credit with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which point it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate was 6.5%. As of December 31, 2016, $55,230 was outstanding under this loan.  As of March 31, 2017, there was no balance owed under this loan.

In December 2015, the Company amended its loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018. The loan agreement requires the Company to maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA measured as of the last day of each fiscal quarter for the previous six month period (for March 31, 2017 the minimum EBITDA is $750,000). The interest rate is fixed at 5%. As of March 31, 2017 and December 31, 2016, $2,333,333 and $2,666,666 was outstanding under this loan, respectively.

The remaining principal payments on the $4.0 million loan subsequent to March 31, 2017 are as follows:

Year ending:
2017	$1,000,000
2018	1,333,333
$2,333,333

The Company was in compliance with all financial term loan and line of credit financial covenants as of March 31, 2017.

Note 7. Income Taxes

The Company’s effective income tax rate was 10.84% for the three months ended March 31, 2017. The variance from the U.S. federal statutory tax rate of 34% was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance as well as nondeductible meals and entertainment expenses, and nondeductible incentive stock option compensation expenses.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) 740.  The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At March 31, 2017 and December 31, 2016, the Company has a full valuation allowance against net deferred tax assets. Should the Company continue to achieve substantial pre-tax income during 2017 or be better able to forecast taxable income into the future, the Company may need to release a substantial portion of its federal valuation allowance during 2017.

FASB ASC Topic 740, Income Taxes, prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities.  The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes.  As of March 31, 2017 and December 31, 2016 the Company has gross unrecognized tax benefits of $1.67 million and $1.53 million, respectively, which are offsetting deferred tax assets.

As of March 31, 2017, the Company has $13.19 million in federal and $7.77 million in state net operating loss carryforwards to offset future taxable income.  Current federal and state tax laws include substantial restrictions on the annual utilization of net operating loss and tax credit carryforwards in the event of an ownership change. Accordingly, the Company’s ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership change.  Such information could result in the expiration of carryforwards before they are utilized.

Note 8. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Warrants issued and outstanding	51,003	51,003
Stock option awards issued and outstanding	889,862	1,040,387
Authorized for grants under the 2016 Equity Incentive Plan	704,750	709,750
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	100,000
	1,745,615	1,901,140

Note 9. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2015	756,692	2.10	7.60
Granted	359,319	2.60	9.40
Exercised	(58,155)	2.36	3.50
Expired/Forefeited	(17,469)	2.13	2.60
Balance at December 31, 2016	1,040,387	2.25	7.80
Granted	4,995	15.85	9.80
Exercised	(155,520)	2.08	6.05
Balance at March 31, 2017	889,862	2.36	7.82
Vested and exercisable at March 31, 2017	494,408	2.07	7.01
Vested and expected to vest at March 31, 2017	889,862	2.36	7.82

The weighted average grant-date fair value of options granted during the three months ended March 31, 2017 and for the year ended December 31, 2016 was $6.21 and $1.23, respectively. For fully vested stock options, the aggregate intrinsic value as of March 31, 2017 and December 31, 2016 was $6,470,698 and $7,770,086, respectively. For stock options expected to vest, the aggregate intrinsic value as of March 31, 2017 and December 31, 2016 was $4,942,466 and $4,569,243, respectively.

During the year ended December 31, 2016, a total of 57,475 shares of restricted common stock with a fair value of $2.00 per share were issued to the Company’s Chief Financial Officer and Chief Operating Officer of which 100% of the shares vest six months after the completion of an initial public offering. The shares vested in February 2017. The Company recorded $53,056 and $61,894 in expense  associated with these shares during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016 there was $471,071 and $522,818, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the plans. These costs are expected to be recognized over the next three years and is based on the date the options were granted.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 10. Commitments and Contingencies

Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California; Rancho Santa Fe, California; Poway, California; Melbourne, Florida; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $183,615 and $189,862, respectively, for the three months ended March 31, 2017 and 2016. The longest lease expires in June 2020. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at March 31, 2017 were as follows:

Year ending:
2017 (remaining nine months)	$588,922
2018	571,700
2019	525,297
2020	265,940
$1,951,859

Note 11. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three months ended March 31, 2017 and 2016 and customers that accounted for 10% or more of total trade accounts receivable at March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Percentage of net revenue
Customer A	22%	15%
Customer B	14	34
Customer C	13	5
Customer D	8	11

	As of March 31,
	2017	2016
Percentage of gross trade accounts receivable
Customer A	16%	12%
Customer B	14	1
Customer C	14	14
Customer D	11	22
Customer E	6	11
(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended March 31,
	2017	2016
Percentage of net revenue
China	71%	73%
Other Asia	13	11
North America	10	12
Europe	6	4

Although the Company ships the majority of antennas to its customers in China (primarily ODM’s and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three months ended March 31, 2017 and 2016, all of the Company’s products were manufactured by two vendors in China.

Note 13. Subsequent Events

On April 27, 2017, the Company completed the acquisition of substantially all of the assets of Antenna Plus, LLC (Antenna Plus).  Antenna Plus is a privately-held supplier of antenna-based solutions for mobile and automotive fleet applications for government, public safety, and Industrial IOT (Internet of Things) markets.  The acquisition provides leverage for the Company’s existing products into several new markets, including the fast growing automotive fleet and industrial IOT space.

The transaction was completed pursuant to an Asset Purchase Agreement with MCA Financial Group, Ltd., acting as the court-appointed receiver for Antenna Plus.  Upon the closing of the transaction, the Company paid to Antenna Plus total consideration of approximately $6.4 million in cash.  The purchase price is subject to certain post-closing working capital adjustments.  In addition, the Company assumed certain contracts and other liabilities of Antenna Plus, as expressly set forth in the Asset Purchase Agreement.

Given the timing of the acquisition in relation to this filing, the Company has not yet determined the acquisition-date fair value of the total consideration transferred, the acquisition-date fair value of each major class of consideration or the identification and valuation of indemnification assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We shipped approximately 159 million antenna products worldwide in 2016 used in approximately 54 million devices.  For the three months ended March 31, 2017, we shipped approximately 40 million antenna products worldwide used in approximately 13 million devices. Our products are found in a broad range of devices that generally enable Wi-Fi connectivity for data and video coverage. We sell our products to OEMs and ODMs. These companies compete based on product performance, product features, price, and other factors. While our products are found in devices manufactured by global OEMs and ODMs, the products end up primarily in the end-user devices that are deployed in carrier, enterprise, and residential wireless networks including WLAN, access points, routers, residential gateways, set-top boxes, media adapters, and digital televisions. Our global sales force works with telecommunications and broadband carriers and retail-focused customers who seek high performance, reliable wireless solutions. By working with these end-user carriers and retail-focused customers, we seek to have service providers influence OEMs and ODMs to specify our antennas for the products they provide to their end-user customers. Our direct sales team works directly with customers, and also works with indirect channel partners who pursue sales opportunities that are based in the United States, Europe, and Asia.

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

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2016, 43% of our product revenues were from devices in the marketplace for over two years, 37% for devices in the marketplace for one to two years and 20% for devices in the marketplace for less than one year.  For the three months ended March 31, 2017, 24% of our product revenues were from devices in the marketplace for over two years, 47% for devices in the marketplace for one to two years and 29% for devices in the marketplace for less than one year.

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

Recent Developments

On April 17, 2017, we completed the acquisition of substantially all of the assets of Antenna Plus, LLC, or Antenna Plus. Antenna Plus is a privately-held supplier of antenna-based solutions for mobile and automotive fleet applications for government, public safety, and Industrial IOT markets.  We believe the acquisition provides leverage for our existing products into several new markets, including the fast-growing automotive fleet and industrial IOT space.

The transaction was completed pursuant to an Asset Purchase Agreement with MCA Financial Group, Ltd., acting as the court-appointed receiver for Antenna Plus.  Upon the closing of the transaction, we paid to Antenna Plus total consideration of approximately $6.4 million in cash.  The purchase price is subject to certain post-closing working capital adjustments.  In addition, we assumed certain contracts and other liabilities of Antenna Plus, as expressly set forth in the Asset Purchase Agreement.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors, including the average selling price of our products per device, the number of antennas per device, manufacturing costs, investments in our growth, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. We have seen the number of devices increase 23% and number of antennas per device increase 5% for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. Our ability to maintain or increase our sales depends on new and existing end customers selecting our antenna solutions for their devices and depends on investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally, as well as successfully integrating acquisitions such as Antenna Plus. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. See the section entitled “Risk Factors.”

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

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We generally recognize sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently insignificant, we may also generate service revenue derived from agreements to provide design, engineering, and testing for a customer.

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

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs, and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses, and insurance. We may also incur expenses from consultants and for prototyping new antenna solutions. We expect research and development expense to increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our antenna design and integration capabilities and invest in the development of new solutions and markets, although our research and development expense may fluctuate as a percentage of total sales.

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

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. Although our general and administrative expense may fluctuate as a percentage of total sales, we expect general and administrative expense to increase in absolute dollars due to additional legal fees and accounting, insurance, investor relations, and other costs associated with being a public company, as well as, due to costs associated with growing our business.

Interest and Other Expense (Income)

Interest Income. Interest income consists of interest from our cash and cash equivalents.

Interest Expense. Interest expense consists of interest on our outstanding debt.

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

	Three Months Ended March 31,
	2017	2016
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	53.0%	56.8%
Gross profit	47.0%	43.2%
Operating expenses:
Research and development	14.2%	15.5%
Sales and marketing	14.5%	14.6%
General and administrative	14.6%	11.7%
Total operating expenses	43.3%	41.8%
Income from operations	3.7%	1.4%
Other income	(0.1)%	(0.3)%
Income before income taxes	3.8%	1.7%
Provision for income taxes	0.4%	0.0%
Net income	3.4%	1.7%

Comparison of the three months ended March 31, 2017 and 2016

Sales

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)	% Change

Sales	$11,252,417	$8,512,305	$2,740,112	32.2%

The increase in sales of $2.7 million is primarily driven by an increase in product sales. Total devices increased by 2.4 million devices to 12.9 million devices for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016. The average number of antennas per device increased from 2.96 antennas per device for the three months ended March 31, 2016 to 3.12 antennas per device for the three months ended March 31, 2017. The average selling price per device for the three months ended March 31, 2017 increased to $0.86 as compared to $0.80 for the three months ended March 31, 2016.  Additionally, overall demand in the set-top-box and carrier gateway/router markets and the incorporation of our antennas in new devices outpaced products reaching the end of their lifecycle, which contributed to the increase in sales for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.

Cost of Goods Sold

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)	% Change

Cost of goods sold	$5,963,959	$4,834,681	$1,129,278	23.4%

The increase in cost of goods sold for the three months ended March 31, 2017 is primarily due to an increase in product sales.

Gross Profit

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)	% Change

Gross profit	$5,288,458	$3,677,624	$1,610,834	43.8%
Gross profit (percentage of sales)	47.0%	43.2%		3.8%

Gross profit as a percentage of sales increased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in gross profit percentage is primarily driven by a shift in the sales mix to higher margin set-top boxes and carrier gateways routers in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$1,596,799	$1,321,686	$275,113	20.8%
Sales and marketing	1,628,141	1,241,104	387,037	31.2%
General and administrative	1,638,039	998,040	639,999	64.1%
Total	$4,862,979	$3,560,830	$1,302,149	36.6%

Research and Development

Research and development expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a $0.2 million increase in product development expenses due to increases in revenue and a $0.1 million increase in personnel expenses associated with headcount increases.

Sales and Marketing

Sales and marketing expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to a $0.3 million increase in personnel expenses associated with headcount increases and a $0.1 million increase in third party commission costs associated due to increases in revenues.

General and Administrative

General and administrative expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $0.4 million increase in certain general and administrative expenses related to the cost of being a publically traded company and a $0.2 million increase in personnel expenses associated with bonus and board compensation.

Other Expense (Income)

	Three Months Ended March 31,
	2017	2016	(Increase)/Decrease	% Change

Other expense (income):
Interest income	$(37,201)	$—	$(37,201)	100.0%
Interest expense	30,764	52,475	(21,711)	-41.4%
Fair market value adjustment, warrants	—	(78,834)	78,834	-100.0%
Total	$(6,437)	$(26,359)	$19,922	-75.6%

Other income decreased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to the decrease in the fair market value adjustment of the warrants due to the conversion of the warrants in May 2016, offset by an increase in interest income and a decrease in interest expense on our outstanding loans.

Liquidity and Capital Resources

We had cash and cash equivalents of $41.9 million at March 31, 2017. In April 2017, we paid approximately $6.4 million in cash in connection with the acquisition of the Antenna Plus assets.  Cash and cash equivalents consist of cash. We did not have any short-term or long-term investments. In August 2016, we completed our IPO and received net proceeds of approximately $11.0 million, including the sale of shares pursuant to the exercise of the underwriters’ overallotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.  In December 2016, we completed our public offering of common stock and received net proceeds of approximately $26.0 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $43.2 million at March 31, 2017.

Since inception, we have primarily financed our operations and capital expenditures through private sales of preferred stock, convertible promissory notes, public offerings and cash flows from our operations. We have raised an aggregate of $29.5 million in net proceeds from the issuance of our preferred stock and convertible promissory notes and $37.0 million from the sale of common stock in our public offerings.

As of March 31, 2017, we had approximately $2.3 million outstanding under a term loan pursuant to our amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit for $3.0 million. As of March 31, 2017, there was no balance owed on the line of credit.

In December 2013, we amended our amended and restated loan and security agreement with Silicon Valley Bank to provide for growth capital term loans of $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which time it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matures on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest was paid. The growth capital term loan interest rate is 6.5%. We must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.00 to 1.00 or greater. The line of credit is available as long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.25 to 1.00. If this liquidity ratio is not met, the line of credit will only allow for maximum advances of 80% of the aggregate face amount of all eligible receivables. The line of credit bears interest at the U.S. prime rate (4.0% as of March 31, 2017) plus 1.25%, and matures in April 2018, subject to certain minimum EBITDA requirements in each of September 2016, December 2016 and March 2017. The lender has a first security interest in all our assets, excluding intellectual property, for which the lender has received a negative pledge. The amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. The amended and restated loan and security agreement requires that we maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for March 31, 2017 the minimum EBITDA is $750,000). The interest rate of the additional term loan is 5.0%. As of March 31, 2017, $2.3 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line, growth capital term loan and the additional term loan as of March 31, 2017.

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

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(3,118,662)	$(853,056)
Net cash used in investing activities	(119,312)	(41,030)
Net cash used in financing activities	(64,131)	(404,469)
Net decrease in cash and cash equivalents	$(3,302,105)	$(1,298,555)

Net cash used in operating activities.  Net cash used in operating activities was $3.1 million for the three months ended March 31, 2017. This was primarily driven by our net income of $0.4 million, net non-cash operating expenses of $0.3 million offset by $3.8 million change in operating assets and liabilities

Net cash used in investing activities.  Net cash used in investing activities was $0.1 million for the three months ended March 31, 2017 and consisted primarily of the purchase of property and equipment.

Net cash used in financing activities.  Net cash used in financing activities was $0.1 million for the three months ended March 31, 2017 and consisted of proceeds from the exercise of stock options in the amount of $0.3 million offset by the repayment of notes payable in the amount of $0.4 million.

Contractual Obligations and Commitments

As of March 31, 2017, there were no material changes to the contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than those made in the ordinary course of business and except for those disclosed in the notes to the unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the Securities and Exchange Commission, or SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than as set forth in note 2 to the unaudited condensed financial statements included in this quarterly report.

Recent Accounting Pronouncements

Refer to note 2 within the unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our cash and cash equivalents as of March 31, 2017 consisted of cash and, therefore, we believe we are not exposed to interest rate risk.

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. Our undrawn revolving credit facility under our loan and security agreement with Silicon Valley Bank bears interest at the U.S. prime rate (4.0% as of March 31, 2017) plus 1.25%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the U.S. prime rate.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such risk factors as previously reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

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

AIRGAIN, INC.

Date: May 12, 2017	/s/ Charles Myers
Charles Myers President and Chief Executive Officer (principal executive officer)

Date: May 12, 2017	/s/ Leo Johnson
Leo Johnson Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

10.1	Asset Purchase Agreement, dated as of April 7, 2017, by and between the Registrant and MCA Financial Group, Inc. acting as the appointed receiver for Antenna Plus, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
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