Form 10-Q
period 2017-06-30
AIRGAIN INC
filed 2017-08-14
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 7, 2017, the registrant had 9,544,260 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$36,582,992	$45,161,403
Trade accounts receivable, net	8,097,808	5,154,996
Inventory	609,240	146,815
Prepaid expenses and other current assets	401,774	349,550
Total current assets	45,691,814	50,812,764
Property and equipment, net	1,157,517	807,086
Goodwill	2,740,447	1,249,956
Customer relationships, net	3,941,418	2,822,918
Intangible assets, net	2,406,415	286,719
Other assets	195,264	84,060
Total assets	$56,132,875	$56,063,503
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,153,498	$3,949,005
Accrued bonus	1,198,950	1,748,551
Accrued liabilities	1,246,430	1,072,242
Deferred purchase price	1,000,000	1,000,000
Current portion of long-term notes payable	1,333,333	1,388,563
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	9,013,543	9,239,693
Long-term notes payable	666,667	1,333,333
Deferred tax liability	27,497	6,166
Deferred rent obligation under operating lease	390,432	451,909
Total liabilities	10,098,139	11,031,101
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at June 30, 2017 and December 31, 2016; 9,544,250 and 9,275,062 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	954	928
Additional paid in capital	89,269,808	88,582,470
Accumulated deficit	(43,236,026)	(43,550,996)
Total stockholders’ equity	46,034,736	45,032,402
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$56,132,875	$56,063,503

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$13,013,143	$9,856,317	$24,265,560	$18,368,623
Cost of goods sold	6,891,619	5,309,556	12,855,577	10,144,237
Gross profit	6,121,524	4,546,761	11,409,983	8,224,386
Operating expenses:
Research and development	1,819,288	1,342,403	3,416,087	2,664,090
Sales and marketing	1,792,010	1,383,755	3,420,151	2,624,859
General and administrative	2,637,380	846,555	4,275,419	1,844,795
Total operating expenses	6,248,678	3,572,713	11,111,657	7,133,744
Income (loss) from operations	(127,154)	974,048	298,326	1,090,642
Other expense (income):
Interest income	(53,965)	—	(91,166)	—
Interest expense	26,713	47,294	57,477	99,770
Fair market value adjustment - warrants	—	(381,455)	—	(460,289)
Total other income	(27,252)	(334,161)	(33,689)	(360,519)
Income (loss) before income taxes	(99,902)	1,308,209	332,015	1,451,161
Provision (benefit) for income taxes	(29,781)	(3,000)	17,045	800
Net income (loss)	(70,121)	1,311,209	314,970	1,450,361
Accretion of dividends on preferred convertible stock	—	(610,781)	—	(1,214,850)
Net income (loss) attributable to common stockholders	$(70,121)	$700,428	$314,970	$235,511
Net income (loss) per share:
Basic	$(0.01)	$0.97	$0.03	$0.34
Diluted	$(0.01)	$0.15	$0.03	$(0.32)
Weighted average shares used in calculating income (loss) per share:
Basic	9,520,285	724,979	9,440,368	695,415
Diluted	9,520,285	4,479,505	10,120,998	695,415

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	9,275,062	$928	$88,582,470	$(43,550,996)	$45,032,402
Stock-based compensation	—	—	249,888	—	249,888
Exercise of stock options	211,713	21	436,674	—	436,695
Shares issued pursuant to stock awards	57,475	5	(5)	—	—
Reversal of costs related to secondary offering	—	—	781	—	781
Net income	—	—	—	314,970	314,970
Balance at June 30, 2017	9,544,250	$954	$89,269,808	$(43,236,026)	$46,034,736

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$314,970	$1,450,361
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	222,459	236,357
Amortization	321,804	182,666
Fair market value adjustment - warrants	—	(460,289)
Stock-based compensation	249,888	112,168
Deferred tax liability	21,331	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,358,425)	(888,337)
Inventory	(29,655)	42,509
Prepaid expenses and other assets	(163,428)	(93,246)
Accounts payable	82,616	827,453
Accrued bonus	(549,601)	(539,000)
Accrued liabilities	174,188	139,204
Deferred obligation under operating lease	(61,477)	(53,366)
Net cash provided by (used in) operating activities	(1,775,330)	956,480
Cash flows from investing activities:
Cash paid for acquisition	(6,348,730)	—
Purchases of property and equipment	(169,931)	(47,030)
Net cash used in investing activities	(6,518,661)	(47,030)
Cash flows from financing activities:
Repayment of notes payable	(721,896)	(810,090)
Deferred costs related to initial public offering	—	(247,475)
Reversal of costs related to initial public offering	781	—
Proceeds from exercise of stock options	436,695	72,300
Net cash used in financing activities	(284,420)	(985,265)
Net decrease in cash and cash equivalents	(8,578,411)	(75,815)
Cash and cash equivalents, beginning of period	45,161,403	5,335,913
Cash and cash equivalents, end of period	$36,582,992	$5,260,098
Supplemental disclosure of cash flow information
Interest paid	$60,934	$99,769
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series E, F, and G preferred redeemable convertible stock to redemption amount	$—	$1,072,332
Conversion of warrants	$—	$249,215

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Business Description

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995, and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide.  Additionally, the Company designs and manufactures antennas for cellular, Long-Term Evolution (LTE), Multiple Input Multiple Output (MIMO), Global Positioning System (GPS), Wi-Fi and most radio frequencies. The Company’s main office is in San Diego, California with office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Taipei, Taiwan, Shenzhen and Jiangsu, China and Cambridgeshire, United Kingdom and manufacturing plants/facilities in Scottsdale, Arizona and Shullsburg, Wisconsin.

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

The condensed statements of operations for the three and six months ended June 30, 2017 and June 30, 2016, and the balance sheet data as of June 30, 2017 have been prepared on the same basis as the audited financial statements.

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

Inventory

The vast majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point.  In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place.  The Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet.  With the acquisition of substantially all of the assets of Antenna Plus, LLC (“Antenna Plus”), in April 2017, the Company began manufacting products at its Scottsdale, Arizona and Shullsburg, Wisconsin locations.  See Note 5 for additional information relating to the Companys acquisition of the Antenna Plus assets.

Inventory is stated at the lower of cost or market.  For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO).  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of June 30, 2017, the Company’s inventories consist primarily of raw materials.

Segment Information

The Company’s operations are located primarily in the United States, and most of its assets are located in San Diego, California and Scottsdale, Arizona. The Company operates in one segment related to the sale of antenna products. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s opertions as a single operating segment.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the six months ended June 30, 2017 and for the year ended December 31, 2016.

The following table provides a rollforward of the Company’s Level 3 fair value measurements during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Beginning balance	$—	$709,504
Change in fair value of warrant liability	—	(460,289)
Conversion of warrants	—	(249,215)
Ending balance	$—	$—

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

Note 2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2017, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. For public entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. For nonpublic entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2021.  Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

The following table presents the computation of net income or loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(70,121)	$1,311,209	$314,970	$1,450,361
Accretion of dividends on preferred stock	—	(610,781)	—	(1,214,850)
Net income (loss) attributable to common stockholders - basic	$(70,121)	$700,428	$314,970	$235,511
Accretion of dividends on preferred stock	—	354,270	—	—
Adjustment for change in fair value of warrant liability	—	(381,455)	—	(460,289)
Net income (loss) attributable to common stockholders - diluted	$(70,121)	$673,243	$314,970	$(224,778)
Denominator:
Weighted average common shares outstanding
Basic	9,520,285	724,979	9,440,368	695,415
Diluted	9,520,285	4,479,505	10,120,998	695,415
Net income (loss) per share:
Basic	$(0.01)	$0.97	$0.03	$0.34
Diluted	$(0.01)	$0.15	$0.03	$(0.32)

Diluted weighted average common shares outstanding for the six months ended June 30, 2017 includes 9,681 warrants and 670,949 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Preferred redeemable convertible stock, including accumulated dividends	—	3,858,113	—	4,998,688
Employee stock options	384,538	952,940	366,732	1,371,666
Total	384,538	4,811,053	366,732	6,370,354

Note 4. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three years for all other property and equipment.  Property and equipment consist of the following:

	June 30,	December 31,
	2017	2016
Lab equipment	$1,826,233	$1,314,060
Computer equipment	165,415	165,415
Computer software	299,227	299,227
Furniture and fixtures	201,717	184,233
Tenant improvements	763,898	763,898
Other office equipment	63,824	20,591
	3,320,314	2,747,424
Less accumulated depreciation	(2,162,797)	(1,940,338)
	$1,157,517	$807,086

Depreciation expense was $107,012 and $118,911 for the three months ended June 30, 2017 and 2016, respectively, and $222,459 and $236,357 for the six months ended June 30, 2017 and 2016, respectively.

Note 5. Acquisitions

Antenna Plus

On April 27, 2017, the Company completed the acquisition of substantially all of the assets of Antenna Plus.  Antenna Plus is a supplier of antenna-based solutions for mobile and automotive fleet applications for government, public safety, and Industrial Internet of Things (IOT) markets.  The acquisition provides leverage for the Company’s existing products into several new markets, including the fast-growing automotive fleet and industrial IOT space.

The transaction was completed pursuant to an Asset Purchase Agreement with MCA Financial Group, Ltd., acting as the court-appointed receiver for Antenna Plus.  Upon the closing of the transaction, the Company paid to Antenna Plus total consideration of approximately $6.3 million in cash, net of post-closing working capital adjustments.  In addition, the Company assumed certain contracts and other liabilities of Antenna Plus, as expressly set forth in the Asset Purchase Agreement.

Given the timing of the acquisition in relation to this filing, the Company has not yet finalized the acquisition-date fair value of the total consideration transferred, the acquisition-date fair value of each major class of consideration, useful lives of each major class of consideration or the identification and valuation of indemnification assets.  The following table shows the preliminary allocation of the purchase price for Antenna Plus to the acquired identifiable assets, liabilities assumed and goodwill:

Consideration:
Cash	$6,383,500
Working capital adjustments	(34,770)
Fair value of total consideration transferred	$6,348,730
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$584,390
Inventory	432,770
Fixed assets	402,958
Intangible assets	3,560,000
Current liabilities	(121,879)
Total identifiable net assets acquired	4,858,239
Goodwill	1,490,491
Total	$6,348,730

Goodwill was primarily attributable to the anticipated synergies and economies of scale expected from the operations of the combined business.  The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition.  Goodwill is expected to be deductible for tax purposes.

Revenue associated with the acquired Antenna Plus assets since the date of acquisition was $1.4 million for the three and six months ended June 30, 2017.  Cost of goods sold associated with the acquired Antenna Plus assets since the date of acquisition was $0.7 million for the three and six months ended June 30, 2017.  Net income associated with the acquired Antenna Plus assets since the date of acquisition was net loss of $0.3 million for the three and six months ended June 30, 2017.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Antenna Plus had been acquired as of the beginning of the fiscal year 2016.  The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired.  The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2016 or of the results of future operations of the combined business.  Consequently, actual results will differ from the unaudited pro forma information presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma sales	$13,506,610	$12,030,154	$26,533,604	$22,263,313
Pro forma income (loss) from operations	$(130,412)	$1,386,825	$680,581	$1,746,412
Pro forma net income (loss)	$(73,379)	$1,723,995	$697,231	$2,106,169

Skycross

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, Inc. (Skycross), a manufacturer of advanced antenna and radio-frequency solutions.  In addition to the $4.0 million paid up front, the purchase price also included a contingent consideration arrangement.  The $1.0 million of deferred consideration is payable upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross which defines transition services to be provided by Skycross to the Company and (ii) the date on which the Company has received copies of third party approvals with respect to each customer and program that was purchased. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0.0 and $1.0 million. The fair value of the contingent consideration was estimated by applying the income approach. The income approach is based on estimating the value of the present worth of future net cash flows.  As of June 30 2017, the contingent consideration was still outstanding.

Note 6. Goodwill

Changes to the Company’s goodwill balance during the six months ended June 30, 2017 and the year ended December 31, 2016 are as follows:

Balance at December 31, 2015	$1,249,956
Current period adjustments	—
Balance at December 31, 2016	$1,249,956
Acquisition of Antenna Plus Assets	1,490,491
Balance at June 30, 2017	$2,740,447

Note 7. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	June 30, 2017
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,450,000	$508,582	$3,941,418
Assembled workforce	3	1,340,000	74,444	1,265,556
Developed technologies	5	1,080,000	89,784	990,216
Tradename	10	120,000	2,000	118,000
Non-compete agreement	3	67,000	34,357	32,643
Total intangible assets, net	8	$7,057,000	$709,167	$6,347,833

	December 31, 2016
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Developed technologies	5	$280,000	$37,091	$242,909
Customer relationships	10	3,150,000	327,082	2,822,918
Non-compete agreement	3	67,000	23,190	43,810
Total intangible assets, net	10	$3,497,000	$387,363	$3,109,637

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a results of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $224,458 and $91,333 for the three months ended June 30, 2017 and 2016, respectively, and $321,804 and $182,666 for the six months ended June 30, 2017 and 2016, respectively.

Estimated Future Amortization
2017 (remaining six months)	$566,693
2018	1,137,195
2019	1,115,718
2020	817,222
2021	652,420
Thereafter	2,058,585
Total	$6,347,833

Note 8. Long-term Notes Payable (including current portion) and Line of Credit

In June 2012, the Company amended its line of credit with Silicon Valley Bank. The amended revolving line of credit facility allows for an advance up to $3.0 million. The facility bears interest at the U.S. prime rate (4.25% as of June 30, 2017) plus 1.25%. The revolving facility is available as long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of 1.25 to 1.00; otherwise, the facility reverts to its previous eligible receivables financing arrangement. The amended facility matures in April 2018. The bank has a first security interest in all the Company’s assets excluding intellectual property, for which the bank has received a negative pledge. There was no balance owed on the line of credit as of June 30, 2017 and December 31, 2016.

In December 2013, the Company further amended its revolving line of credit with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which point it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate was 6.5%. As of December 31, 2016, $55,230 was outstanding under this loan.  As of June 30, 2017, there was no balance owed under this loan.

In December 2015, the Company amended its loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018. The loan agreement requires the Company to maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA measured as of the last day of each fiscal quarter for the previous six month period (for June 30, 2017 the minimum EBITDA is $750,000). The interest rate is fixed at 5%. As of June 30, 2017 and December 31, 2016, $2,000,000 and $2,666,666 was outstanding under this loan, respectively.

The remaining principal payments on the $4.0 million loan subsequent to June 30, 2017 are as follows:

Year ending:
2017	$666,667
2018	1,333,333
$2,000,000

The Company was in compliance with all financial term loan and line of credit financial covenants as of June 30, 2017.

Note 9. Income Taxes

The Company’s effective income tax rate was 29.81% and 5.13% for the three and six months ended June 30, 2017, respectively. The variance from the U.S. federal statutory tax rate of 34% was primarily attributable to the valuation allowance offsetting the Company’s deferred tax assets.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) 740.  The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At June 30, 2017 and December 31, 2016, the Company has a full valuation allowance against net deferred tax assets, excluding naked credits. Should the Company continue to achieve substantial pre-tax income during 2017 or be better able to forecast taxable income into the future, the Company may need to release a substantial portion of its federal valuation allowance during 2017.

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

Note 10. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Warrants issued and outstanding	51,003	51,003
Stock option awards issued and outstanding	1,234,099	1,040,387
Authorized for grants under the 2016 Equity Incentive Plan	289,601	709,750
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	100,000
	1,674,703	1,901,140

Note 11. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2015	756,692	2.10	7.60
Granted	359,319	2.60	9.40
Exercised	(58,155)	2.36	3.50
Expired/Forfeited	(17,469)	2.13	2.60
Balance at December 31, 2016	1,040,387	2.25	7.80
Granted	420,144	15.11	9.73
Exercised	(211,713)	2.06	6.14
Expired/Forfeited	(14,719)	5.80	0.14
Balance at June 30, 2017	1,234,099	6.62	8.31
Vested and exercisable at June 30, 2017	524,065	2.07	6.95
Vested and expected to vest at June 30, 2017	1,234,099	6.62	8.31

The weighted average grant-date fair value of options granted during the six months ended June 30, 2017 and for the year ended December 31, 2016 was $6.19 and $1.23, respectively. For fully vested stock options, the aggregate intrinsic value as of June 30, 2017 and December 31, 2016 was $9,747,000 and $7,770,086, respectively. For stock options expected to vest, the aggregate intrinsic value as of June 30, 2017 and December 31, 2016 was $6,350,728 and $4,569,243, respectively.

During the year ended December 31, 2016, a total of 57,475 shares of restricted common stock with a fair value of $2.00 per share were issued to the Company’s Chief Financial Officer and Chief Operating Officer of which 100% of the shares vested six months after the completion of an initial public offering, or February 2017. The Company recorded $53,056 and $61,894 in expense associated with these shares during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016 there was $2,821,359 and $522,818, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the plans. These costs are expected to be recognized over the next three years and is based on the date the options were granted.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 12. Commitments and Contingencies

Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Taipei, Taiwan, Shenzhen and Jiangsu, China,; and Cambridgeshire, United Kingdom and for a manufacturing plant/facility in Scottsdale, Arizona. Rent expense was $207,696 and $369,150, respectively, for the three months ended June 30, 2017 and 2016 and $391,310 and $179,288, respectively, for the six months ended June 30, 2017 and 2016. The longest lease expires in June 2020. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at June 30, 2017 were as follows:

Year ending:
2017 (remaining six months)	$446,655
2018	705,606
2019	555,660
2020	265,940
$1,973,861

Note 13. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and six months ended June 30, 2017 and 2016 and customers that accounted for 10% or more of total trade accounts receivable at June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Percentage of net revenue
Customer A	20%	20%	21%	18%
Customer B	14	31	14	32
Customer C	9	8	11	7

	As of June 30,
	2017	2016
Percentage of gross trade accounts receivable
Customer A	17%	1%
Customer B	14	12
Customer C	13	12
Customer D	8	25

(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Percentage of net revenue
China	65%	75%	68%	74%
Other Asia	13	10	13	11
North America	18	9	14	10
Europe	4	6	5	5

Although the Company ships the majority of antennas to its customers in China (primarily Original Design Manufacturers and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three and six months ended June 30, 2017 and 2016, all the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Wisconsin and Arizona.

Note 14. Subsequent Events

In July 2017, the Company began to transition all of its Shullsburg, Wisconsin operations to its facility in Scottsdale, Arizona.  As of the date of this filing, the Wisconsin operations have fully transitioned operations to the facility in Arizona.  The consolidation is expected to create cost savings, operating efficiencies, and other strategic benefits.  The carrying amount of the Company’s long-lived assets at its Shullsburg facility was $0.3 million as of June 30, 2017, primarily consisting of machinery and equipment.  These assets have been relocated to the Scottsdale facility.

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

Overview

We are a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. Our innovative antenna systems open up exciting new possibilities in wireless services requiring high speed throughput, broad coverage footprint, and carrier grade quality. Our antennas are found in devices deployed in carrier, enterprise, and residential wireless networks and systems, including set top boxes, access points, routers, gateways, media adapters, and digital televisions. Through our pedigree in the design, integration, and testing of high performance advanced antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN or Wi-Fi, antenna market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and system designers who depend on us to achieve their wireless performance goals. We also develop advanced antenna technology for adjacent markets, including enterprise Wi-Fi systems for on premises and cloud-based services, small cellular applications using Long-Term Evolution, or LTE, and Digital Enhanced Cordless Telecommunications, or DECT, and Internet of Things, or IOT, devices and automotive connectivity applications.

We shipped approximately 159 million antenna products worldwide in 2016 used in approximately 54 million devices.  For the six months ended June 30, 2017, we shipped approximately 81 million antenna products worldwide used in approximately 25 million devices. Our products are found in a broad range of devices that generally enable Wi-Fi connectivity for data and video coverage. We sell our products to OEMs and ODMs. These companies compete based on product performance, product features, price, and other factors. While our products are found in devices manufactured by global OEMs and ODMs, the products end up primarily in the end-user devices that are deployed in carrier, enterprise, and residential wireless networks including WLAN, access points, routers, residential gateways, set-top boxes, media adapters, and digital televisions. Our global sales force works with telecommunications and broadband carriers and retail-focused customers who seek high performance, reliable wireless solutions. By working with these end-user carriers and retail-focused customers, we seek to have service providers influence OEMs and ODMs to specify our antennas for the products they provide to their end-user customers. Our direct sales team works directly with customers, and also works with indirect channel partners who pursue sales opportunities that are based in the United States, Europe, and Asia.

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

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2016, 43% of our product revenues were from devices in the marketplace for over two years, 37% for devices in the marketplace for one to two years and 20% for devices in the marketplace for less than one year.  For the six months ended June 30, 2017, 35% of our product revenues, excluding the revenues attributable to the Antenna Plus acquisition, were from devices in the marketplace for over two years, 28% from devices in the marketplace for one to two years and 37% from devices in the marketplace for less than one year.

We believe demand is growing rapidly for our advanced antenna solutions and there is a significant market opportunity. As the ability to provide mobile internet access has grown, our solutions and expertise have become more important to prospects and customers. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home WLAN antenna market.

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

The transaction was completed pursuant to an Asset Purchase Agreement with MCA Financial Group, Ltd., acting as the court-appointed receiver for Antenna Plus.  Upon the closing of the transaction, we paid to Antenna Plus total consideration of approximately $6.3 million in cash, net of post-closing working capital adjustments.  In addition, we assumed certain contracts and other liabilities of Antenna Plus, as expressly set forth in the Asset Purchase Agreement.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including the automotive, fleet and industrial IOT space, the average selling price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Excluding the Antenna Plus acquisition, we have seen the number of devices increase 9% and number of antennas per device increase 11% for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016. Our ability to maintain or increase our sales depends on new and existing end customers selecting our antenna solutions for their heterogeneous next-generation wireless devices and networks depends on the proliferation of Wi-Fi connected devices and data intensive applications, investments in our growth to address customer needs, target new end markets, our ability to develop our product offerings and technology solutions and expand internationally, as well as successfully integrating acquisitions such as Antenna Plus. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. See the section entitled “Risk Factors.”

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

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna products that are shipped for our customers’ devices. This primarily includes manufacturing costs of our products payable to our third-party contract manufacturers, as well as manufacturing costs incurred at our manufacturing facilities in Arizona and Wisconsin. The cost of goods sold that we generate from services provided to customers primarily includes personnel costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(calculated as a percentage of associated sales)		(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.0%	53.9%	53.0%	55.2%
Gross profit	47.0%	46.1%	47.0%	44.8%
Operating expenses:
Research and development	14.0%	13.6%	14.1%	14.5%
Sales and marketing	13.8%	14.0%	14.1%	14.3%
General and administrative	20.3%	8.6%	17.6%	10.0%
Total operating expenses	48.0%	36.2%	45.8%	38.8%
Income (loss) from operations	(1.0)%	9.9%	1.2%	5.9%
Other income	(0.2)%	(3.4)%	(0.1)%	(2.0)%
Income (loss) before income taxes	(0.8)%	13.3%	1.4%	7.9%
Provision (benefit) for income taxes	(0.2)%	(0.0)%	0.1%	0.0%
Net income (loss)	(0.5)%	13.3%	1.3%	7.9%

Comparison of the three and six months ended June 30, 2017 and 2016

Sales

	Three Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change

Sales	$13,013,143	$9,856,317	$3,156,826	32.0%

	Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change

Sales	$24,265,560	$18,368,623	$5,896,937	32.1%

The increase in sales of $3.2 million for the three months ended June 30, 2017, is primarily driven by an increase in product sales including $1.4 million of sales associated with the Antenna Plus asset acquisition.  In addition, in our organic business, total devices decreased by 2.5% or 0.3 million devices to 11.7 million devices for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016; the average number of antennas per device increased 14.3% from 3.07 antennas per device for the three months ended June 30, 2016 to 3.51 antennas per device for the three months ended June 30, 2017; and the average selling price per device for the three months ended June 30, 2017 increased 25.3% to $0.99 as compared to $0.79 for the three months ended June 30, 2016.  Additionally, overall demand in the set-top-box and carrier gateway/router markets and the incorporation of our antennas in new devices outpaced products reaching the end of their lifecycle, which contributed to the increase in sales for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016.

The increase in sales of $5.9 million for the six months ended June 30, 2017, is primarily driven by an increase in product sales including $1.4 million of sales associated with the Antenna Plus asset acquisition.  In addition, in our organic business total devices increased 8.9% or 2.0 million devices to 24.5 million devices for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016; the average number of antennas per device increased 14.3% from 3.02 antennas per device for the six months ended June 30, 2016 to 3.31 antennas per device for the six months ended June 30, 2017; and the average selling price per device for the six months ended June 30, 2017 increased 17.7% to $0.93 as compared to $0.79 for the six months ended June 30, 2016.  Additionally, overall demand in the set-top-box and carrier gateway/router markets and the incorporation of our antennas in new devices outpaced products reaching the end of their lifecycle, which contributed to the increase in sales for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016.

Cost of Goods Sold

	Three Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change

Cost of goods sold	$6,891,619	$5,309,556	$1,582,063	29.8%

	Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change

Cost of goods sold	$12,855,577	$10,144,237	$2,711,340	26.7%

The increase in cost of goods sold for the three and six months ended June 30, 2017 is primarily due to an increase in product sales and the acquisition of the Antenna Plus assets.

Gross Profit

	Three Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change

Gross profit	$6,121,524	$4,546,761	$1,574,763	34.6%
Gross profit (percentage of sales)	47.0%	46.1%		0.9%

	Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change

Gross profit	$11,409,983	$8,224,386	$3,185,597	38.7%
Gross profit (percentage of sales)	47.0%	44.8%		2.2%

Gross profit as a percentage of sales increased 0.9% and 2.2% for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The increase in gross profit percentage is primarily driven by a shift in the sales mix to higher margin set-top boxes and carrier gateways routers in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$1,819,288	$1,342,403	$476,885	35.5%
Sales and marketing	1,792,010	1,383,755	408,255	29.5%
General and administrative	2,637,380	846,555	1,790,825	211.5%
Total	$6,248,678	$3,572,713	$2,675,965	74.9%

	Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$3,416,087	$2,664,090	$751,997	28.2%
Sales and marketing	3,420,151	2,624,859	795,292	30.3%
General and administrative	4,275,419	1,844,795	2,430,624	131.8%
Total	$11,111,657	$7,133,744	$3,977,913	55.8%

Research and Development

Research and development expense increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $0.2 million increase in personnel expenses associated with headcount increases, $0.2 million increase in expenses associated with Antenna Plus, which consisted primarily of personnel expenses, and a $0.1 million increase in product development expenses due to increases in revenue.

Research and development expense increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $0.4 million increase in personnel expenses associated with headcount increases, a $0.2 million increase in product development expenses due to increases in revenue and a $0.2 million increase in expenses associated with Antenna Plus, which consisted primarily of personnel expenses.

Sales and Marketing

Sales and marketing expense increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to a $0.1 million increase in personnel expenses associated with headcount increases, $0.1 million increase in marketing efforts and $0.2 million increase in expenses association with Antenna Plus, which consisted primarily of personnel expenses.

Sales and marketing expense increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to a $0.4 million increase in personnel expenses associated with headcount increases, $0.2 million increase in marketing efforts and $0.2 million increase in expenses association with Antenna Plus, which consisted primarily of personnel expenses.

General and Administrative

General and administrative expense increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a $0.4 million increase in certain general and administrative expenses related to the cost of being a publicly traded company, $0.2 million increase in personnel expenses associated with increased headcount, $0.8 million in acquisition expenses, $0.2 million for the completion of an R&D tax credit study, $0.1 million of amortization related to the intangible assets acquired with the Antenna Plus acquisition and $0.1 million of Antenna Plus general and administrative costs, which consisted primarily of personnel expenses.

General and administrative expense increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a $0.8 million increase in certain general and administrative expenses related to the cost of being a publicly traded company, $0.4 million increase in personnel expenses associated with increased headcount, $0.8 million in acquisition expenses, $0.2 million for the completion of an R&D tax credit study, $0.1 million of amortization related to the intangible assets acquired with the Antenna Plus acquisition and $0.1 million of Antenna Plus general and administrative costs, which consisted primarily of personnel expenses.

Other Expense (Income)

	Three Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(53,965)	$—	$(53,965)	0.0%
Interest expense	26,713	47,294	(20,581)	-43.5%
Fair market value adjustment, warrants	—	(381,455)	381,455	-100.0%
Total	$(27,252)	$(334,161)	$306,909	-91.8%

	For the Six Months Ended June 30,
	2017	2016	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(91,166)	$—	$(91,166)	0.0%
Interest expense	57,477	99,770	$(42,293)	-42.4%
Fair market value adjustment, warrants	—	(460,289)	$460,289	-100.0%
Total	$(33,689)	$(360,519)	$326,830	-90.7%

Other income decreased for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 primarily due to the decrease in the fair market value adjustment of the warrants due to the conversion of the warrants in May 2016, offset by an increase in interest income and a decrease in interest expense on our outstanding loans.

Liquidity and Capital Resources

We had cash and cash equivalents of $36.6 million at June 30, 2017. In April 2017, we paid approximately $6.3 million in cash, net of post-closing working capital adjustment, in connection with the acquisition of the Antenna Plus assets.  Cash and cash equivalents consist of cash. We did not have any short-term or long-term investments. In August 2016, we completed our IPO and received net proceeds of approximately $11.0 million, including the sale of shares pursuant to the exercise of the underwriters’ overallotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.  In December 2016, we completed our public offering of common stock and received net proceeds of approximately $26.0 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $43.2 million at June 30, 2017.

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

As of June 30, 2017, we had approximately $2.0 million outstanding under a term loan pursuant to our amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit for $3.0 million. As of June 30, 2017, there was no balance owed on the line of credit.

In December 2013, we amended our amended and restated loan and security agreement with Silicon Valley Bank to provide for growth capital term loans of $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which time it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest was paid. The growth capital term loan interest rate was 6.5%. We must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.00 to 1.00 or greater. The line of credit is available as long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.25 to 1.00. If this liquidity ratio is not met, the line of credit will only allow for maximum advances of 80% of the aggregate face amount of all eligible receivables. The line of credit bears interest at the U.S. prime rate (4.25% as of June 30, 2017) plus 1.25%, and matures in April 2018, subject to certain minimum EBITDA requirements in every quarter. The lender has a first security interest in all our assets, excluding intellectual property, for which the lender has received a negative pledge. The amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. The amended and restated loan and security agreement requires that we maintain a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for June 30, 2017 the minimum EBITDA is $750,000). The interest rate of the additional term loan is 5.0%. As of June 30, 2017, $2.0 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line, growth capital term loan and the additional term loan as of June 30, 2017.

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

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$(1,775,330)	$956,480
Net cash used in investing activities	(6,518,661)	(47,030)
Net cash used in financing activities	(284,420)	(985,265)
Net decrease in cash and cash equivalents	$(8,578,411)	$(75,815)

Net cash provided by (used in) operating activities.  Net cash used in operating activities was $1.8 million for the six months ended June 30, 2017. This was primarily driven by our net income of $0.3 million, net non-cash operating expenses of $0.8 million offset by $2.9 million change in operating assets and liabilities

Net cash used in investing activities.  Net cash used in investing activities was $6.5 million for the six months ended June 30, 2017 and consisted primarily of the acquisition of the Antenna Plus assets and the purchase of property and equipment.

Net cash used in financing activities.  Net cash used in financing activities was $0.3 million for the six months ended June 30, 2017 and consisted of the repayment of notes payable in the amount of $0.7 million offset by proceeds from the exercise of stock options in the amount of $0.4 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at of June 30, 2017:

		Payments Due by Period(1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Leases
Office leases	$1,974	$819	$1,155	$—	$—
Notes Payable(1)	2,000	1,333	667	—	—
Total	$3,974	$2,152	$1,822	$—	$—

We have entered into lease agreements for office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Taipei, Taiwan, Shenzhen and Jiangsu, China and Cambridgeshire, United Kingdom and for manufacturing plants/facilities in Scottsdale, Arizona; under non-cancelable operating leases that expire at various dates through 2020.

We subcontract with other companies to manufacture a portion of our product.  During the normal course of business, our contract manufacturers procure components based upon orders placed by us.  If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products.  We periodically review the potential liability, and as of June 30, 2017, we have no significant accruals recorded.  Our financial position and operating results could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” within the unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our cash and cash equivalents as of June 30, 2017 consisted of cash and, therefore, we believe we are not exposed to interest rate risk.

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. Our undrawn revolving credit facility under our loan and security agreement with Silicon Valley Bank bears interest at the U.S. prime rate (4.25% as of June 30, 2017) plus 1.25%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the U.S. prime rate.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to such risk factors as previously reported, other than as set forth below.  In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.  The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We generally rely on a limited number of contract manufacturers to produce and ship our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products.

We have limited manufacturing capability, solely with respect to antennas deployed in the fleet market.  For all of our other products, we outsource the manufacturing, assembly and testing of products.  We rely on two contract manufacturers, which are both located in China, to manufacture, control quality of, and ship these products. We do not have long-term contracts with these manufacturers that commit them to manufacture products for us. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

•	qualify appropriate component suppliers;

•	manage capacity during periods of high demand;

•	meet delivery schedules;

•	assure the quality of our products;

•	ensure adequate supplies of materials;

•	protect our intellectual property; and

•	deliver finished products at agreed-upon prices.

We manufacture products for our fleet market in our facilities in Scottsdale, Arizona and Shullsburg, Wisconsin.  We may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand.  We also may experience delays or disruptions at our manufacturing facilities, which could result in delays of product shipments to our customers.  Any failure by us or our contract manufacturers to timely produce products of satisfactory quality or in sufficient quantities in compliance with applicable laws could hurt our reputation, cause customers to cancel orders or refrain from placing new orders for our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

AIRGAIN, INC.

Date: August 14, 2017	/s/ Charles Myers
Charles Myers President and Chief Executive Officer (principal executive officer)

Date: August 14, 2017	/s/ Leo Johnson
Leo Johnson Chief Financial Officer and Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

10.1(4)	Asset Purchase Agreement, dated as of April 7, 2017, by and between the Registrant and MCA Financial Group, Inc. acting as the appointed receiver for Antenna Plus, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2017.
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