Form 10-Q
period 2017-09-30
AIRGAIN INC
filed 2017-11-14
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 13, 2017, the registrant had 9,578,738 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	September 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$18,165,647	$45,161,403
Short term investments	18,463,148	—
Trade accounts receivable, net	7,708,893	5,154,996
Inventory	609,850	146,815
Prepaid expenses and other current assets	749,074	349,550
Total current assets	45,696,612	50,812,764
Property and equipment, net	1,069,149	807,086
Goodwill	4,080,447	1,249,956
Customer relationships, net	3,832,501	2,822,918
Intangible assets, net	1,100,930	286,719
Other assets	186,042	84,060
Total assets	$55,965,681	$56,063,503
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,947,772	$3,949,005
Accrued bonus	1,665,411	1,748,551
Accrued liabilities	1,088,385	1,072,242
Deferred purchase price	1,000,000	1,000,000
Current portion of long-term notes payable	1,333,333	1,388,563
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	9,116,233	9,239,693
Long-term notes payable	333,333	1,333,333
Deferred tax liability	73,875	6,166
Deferred rent obligation under operating lease	359,693	451,909
Total liabilities	9,883,134	11,031,101
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at September 30, 2017 and December 31, 2016; 9,577,530 and 9,275,062 shares issued at September 30, 2017 and December 31, 2016, respectively; 9,525,330 and 9,275,062 shares outstanding at September 30, 2017 and December 31, 2016, respectively	957	928
Additional paid in capital	89,553,782	88,582,470
Treasury stock, at cost: 52,200 shares and no shares at September 30, 2017 and December 31, 2016, respectively	(468,823)	—
Accumulated other comprehensive loss	(1,696)	—
Accumulated deficit	(43,001,673)	(43,550,996)
Total stockholders’ equity	46,082,547	45,032,402
Commitments and contingencies (note 14)
Total liabilities and stockholders’ equity	$55,965,681	$56,063,503

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$12,448,436	$12,439,279	$36,713,996	$30,807,902
Cost of goods sold	6,444,544	6,862,992	19,300,120	17,007,228
Gross profit	6,003,892	5,576,287	17,413,876	13,800,674
Operating expenses:
Research and development	2,094,774	1,432,581	5,510,861	4,096,670
Sales and marketing	1,809,037	1,453,391	5,229,188	4,078,250
General and administrative	1,899,449	1,459,993	6,174,869	3,304,790
Total operating expenses	5,803,260	4,345,965	16,914,918	11,479,710
Income from operations	200,632	1,230,322	498,958	2,320,964
Other expense (income):
Interest income	(98,689)	(1,735)	(189,855)	(1,735)
Interest expense	22,762	41,735	80,239	141,505
Fair market value adjustment - warrants	—	—	—	(460,289)
Total other expense (income)	(75,927)	40,000	(109,616)	(320,519)
Income before income taxes	276,559	1,190,322	608,574	2,641,483
Provision for income taxes	42,206	7,278	59,251	8,078
Net income	234,353	1,183,044	549,323	2,633,405
Accretion of dividends on preferred convertible stock	—	(322,170)	—	(1,537,021)
Net income attributable to common stockholders	$234,353	$860,874	$549,323	$1,096,384
Net income per share:
Basic	$0.02	$0.21	$0.06	$0.59
Diluted	$0.02	$0.16	$0.05	$0.25
Weighted average shares used in calculating income per share:
Basic	9,545,235	4,133,020	9,475,708	1,849,647
Diluted	10,169,559	6,689,332	10,238,987	3,103,784

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$234,353	$1,183,044	$549,323	$2,633,405
Unrealized loss on available-for-sale securities	(1,696)	—	(1,696)	—
Total comprehensive income	$232,657	$1,183,044	$547,627	$2,633,405

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2016	9,275,062	$928	$88,582,470	$—	$—	$(43,550,996)	$45,032,402
Stock-based compensation	—	—	463,856	—	—	—	463,856
Exercise of stock options	244,993	24	506,680	—	—	—	506,704
Shares issued pursuant to stock awards	57,475	5	(5)	—	—	—	—
Common stock repurchases	(52,200)	—	—	(468,823)	—	—	(468,823)
Reversal of costs related to secondary offering	—	—	781	—	—	—	781
Unrealized loss on available-for-sale securities	—	—	—	—	(1,696)	—	(1,696)
Net income	—	—	—	—	—	549,323	549,323
Balance at September 30, 2017	9,525,330	$957	$89,553,782	$(468,823)	$(1,696)	$(43,001,673)	$46,082,547

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$549,323	$2,633,405
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	336,817	357,425
Amortization	396,206	276,004
Fair market value adjustment - warrants	—	(460,289)
Amortization of discounts on investments, net	(23,683)	—
Stock-based compensation	463,856	224,039
Deferred tax liability	67,709	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,969,507)	(2,034,467)
Inventory	(30,265)	14,714
Prepaid expenses and other assets	(501,506)	(214,574)
Accounts payable	(123,112)	1,309,924
Accrued bonus	(83,140)	(193,257)
Accrued liabilities	16,143	135,046
Deferred obligation under operating lease	(92,216)	(80,049)
Net cash provided by (used in) operating activities	(993,375)	1,967,921
Cash flows from investing activities:
Purchases of available-for-sale securities	(18,441,161)	—
Cash paid for acquisition	(6,348,730)	—
Purchases of property and equipment	(195,922)	(275,649)
Net cash used in investing activities	(24,985,813)	(275,649)
Cash flows from financing activities:
Repayment of notes payable	(1,055,230)	(1,216,928)
Proceeds from initial public offering	—	13,600,800
Costs related to initial public offering	781	(2,697,853)
Common stock repurchases	(468,823)	—
Proceeds from exercise of stock options	506,704	112,100
Net cash provided by (used in) financing activities	(1,016,568)	9,798,119
Net increase (decrease) in cash and cash equivalents	(26,995,756)	11,490,391
Cash and cash equivalents, beginning of period	45,161,403	5,335,913
Cash and cash equivalents, end of period	$18,165,647	$16,826,304
Supplemental disclosure of cash flow information
Interest paid	$85,085	$141,505
Taxes paid	$114,639	$—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series E, F, and G preferred redeemable convertible stock to redemption amount	$—	$1,356,707
Conversion of warrants	$—	$249,215
Conversion of preferred stock into common stock	$—	$50,432,161
Issuance of warrants to underwriters in connection with initial public offering	$—	$126,218

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Business Description

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995, and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide.  Additionally, the Company designs and manufactures antennas for cellular, Long-Term Evolution (LTE), Multiple Input Multiple Output (MIMO), Global Positioning System (GPS), Wi-Fi and most radio frequencies. The Company’s main office is in San Diego, California with office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Taipei, Taiwan, Shenzhen and Jiangsu, China and Cambridgeshire, United Kingdom and a design and manufacturing plant/facility in Scottsdale, Arizona.

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

The condensed statements of operations for the three and nine months ended September 30, 2017 and September 30, 2016, and the balance sheet data as of September 30, 2017 have been prepared on the same basis as the audited financial statements.

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

Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and debt approximate their fair values due to the short maturity of these instruments.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the nine months ended September 30, 2017 and for the year ended December 31, 2016.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities.  The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date.  All short-term investments are classified as available-for-sale securities as of September 30, 2017 and are recorded at estimated fair value.  Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains and losses are included in other expense (income), in the unaudited condensed statement of operations.  The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point.  In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place.  The Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet.  With the acquisition of substantially all of the assets of Antenna Plus, LLC (“Antenna Plus”), in April 2017, the Company began manufacting products at its Scottsdale, Arizona and Shullsburg, Wisconsin locations.  In July 2017, the Company relocated all of its product manufacturing produced in Shullsburg, Wisconsin to the Scottsadale, Arizona facility.  See Note 6 for additional information relating to the Company’s acquisition of the Antenna Plus assets.

Inventory is stated at the lower of cost or market.  For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO).  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of September 30, 2017, the Company’s inventories consist primarily of raw materials.

Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income.  Accumulated other comprehensive income on the unaudited condensed balance sheet at September 30, 2017 includes unrealized gains and losses on the Company’s available-for-sale securities.

Note 2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2017, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which simplifies the way cash receipts and cash payments are presented on the statement of cash flows.  For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. For nonpublic entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The Company has adopted this pronouncement.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. For public entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, ASU 2016-02 is effective for fiscal year beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.  The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years on a prospective basis. For nonpublic entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is not permitted. The Company is evaluating the effect that ASU 2016-01 will have on its financial statements and related disclosure.  The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory.  ASU 2015-11 requires companies to measure certain inventory at the lower of cost and net realizable value. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years on a prospective basis. For nonpublic entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-11 will have on its financial statements and related disclosure.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

Note 3. Net Income Per Share

Basic net income per share is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding for the period. The per share computations reflect the one-for-ten reverse stock split that was effected in July 2016. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. Preferred dividends are deducted from net income in arriving at net income attributable to common stockholders. The Company calculates diluted earnings per common share using the treasury stock method and the as-if-converted method, as applicable.

The following table presents the computation of net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$234,353	$1,183,044	$549,323	$2,633,405
Accretion of dividends on preferred stock	—	(322,170)	—	(1,537,021)
Net income attributable to common stockholders - basic	$234,353	$860,874	$549,323	$1,096,384
Accretion of dividends on preferred stock	—	186,868	—	125,205
Adjustment for change in fair value of warrant liability	—	—	—	(460,289)
Net income attributable to common stockholders - diluted	$234,353	$1,047,742	$549,323	$761,300
Denominator:
Weighted average common shares outstanding
Basic	9,545,235	4,133,020	9,475,708	1,849,647
Diluted	10,169,559	6,689,332	10,238,987	3,103,784
Net income per share:
Basic	$0.02	$0.21	$0.06	$0.59
Diluted	$0.02	$0.16	$0.05	$0.25

Diluted weighted average common shares outstanding for the three months ended September 30, 2017 includes 624,324 options outstanding. Diluted weighted average common shares outstanding for the nine months ended September 30, 2017 includes 6,281 warrants and 756,998 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Preferred redeemable convertible stock, including accumulated dividends	—	788,074	—	3,253,254
Employee stock options	375,277	—	427,645	—
Warrants outstanding	51,003	51,003	—	51,003
Total	426,280	839,077	427,645	3,304,257

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following table shows the Company’s cash and cash equivalents and short-term investments by significant investment category as of September 30, 2017:

	September 30, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$1,309,876	$—	$1,309,876	$1,309,876	$—

Level 1 (1):
Money market funds	13,855,588	—	13,855,588	13,855,588	—
U.S. treasury securities	1,234,813	(88)	1,234,725	—	1,234,725
Subtotal	15,090,401	(88)	15,090,313	13,855,588	1,234,725
Level 2 (2):
Commercial paper	10,430,502	—	10,430,502	—	10,430,502
Corporate debt obligations	6,049,066	(1,458)	6,047,608	—	6,047,608
Repurchase agreements	3,000,183	—	3,000,183	3,000,183	—
Asset-backed securities	750,463	(150)	750,313	—	750,313
Subtotal	20,230,214	(1,608)	20,228,606	3,000,183	17,228,423

Total	$36,630,491	$(1,696)	$36,628,795	$18,165,647	$18,463,148

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
(2)

Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company’s investments were primarily valued based upon one or more valuations reported by its investment accounting and reporting service provider.  The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by a third-party pricing vendor.  Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.  The Company performs certain procedures to corroborate the fair value of its holdings, including comparing valuations obtained from its investment service provider with other pricing sources to validate the reasonableness of the valuations.

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer.  The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.

The following table presents the Company’s short-term investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017:

	Less Than 12 Months
Description of Securities	Estimated Fair Value	Unrealized Losses
September 30, 2017
U.S. treasury securities	$1,234,725	$(88)
Corporate debt obligations	6,047,607	(1,458)
Asset-backed securities	750,313	(150)
Total	$8,032,645	$(1,696)

The Company considers the declines in market value of its short-term investments to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.  As of September 30, 2017, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of September 30, 2017 are as follows:

Estimated Fair Value
Due within one year	$18,463,148
Total	$18,463,148

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three years for all other property and equipment.  Property and equipment consist of the following:

	September 30,	December 31,
	2017	2016
Lab equipment	$1,851,722	$1,314,060
Computer equipment	165,415	165,415
Computer software	299,227	299,227
Furniture and fixtures	202,218	184,233
Tenant improvements	763,898	763,898
Other office equipment	63,824	20,591
	3,346,304	2,747,424
Less accumulated depreciation	(2,277,155)	(1,940,338)
	$1,069,149	$807,086

Depreciation expense was $114,358 and $121,068 for the three months ended September 30, 2017 and 2016, respectively, and $336,817 and $357,425 for the nine months ended September 30, 2017 and 2016, respectively.

Note 6. Acquisitions

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

The following table shows the allocation of the purchase price for Antenna Plus to the acquired identifiable assets, liabilities assumed and goodwill:

Consideration:
Cash	$6,383,500
Working capital adjustments	(34,770)
Fair value of total consideration transferred	$6,348,730
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$584,390
Inventory	432,770
Fixed assets	402,958
Intangible assets	2,220,000
Current liabilities	(121,879)
Total identifiable net assets acquired	3,518,239
Goodwill	2,830,491
Total	$6,348,730

Goodwill was primarily attributable to the anticipated synergies and economies of scale expected from the operations of the combined business.  The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition.  Goodwill is expected to be deductible for tax purposes.

Revenue associated with the acquired Antenna Plus assets since the date of acquisition was $1.8 million and $3.3 million for the three and nine months ended September 30, 2017, respectively.  Cost of goods sold associated with the acquired Antenna Plus assets since the date of acquisition was $0.8 and $1.4 million for the three and nine months ended September 30, 2017, respectively.  Net income associated with the acquired Antenna Plus assets since the date of acquisition was net income of $308,750 and $11,176 for the three and nine months ended September 30, 2017, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma sales	$12,448,436	$14,651,565	$38,982,040	$36,914,879
Pro forma income from operations	$200,632	$1,869,316	$1,047,435	$3,865,061
Pro forma net income	$234,353	$1,822,045	$1,097,806	$4,177,547

Skycross

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, Inc. (Skycross), a manufacturer of advanced antenna and radio-frequency solutions.  In addition to the $4.0 million paid up front, the purchase price also included a contingent consideration arrangement.  The $1.0 million of deferred consideration is payable upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross which defines transition services to be provided by Skycross to the Company and (ii) the date on which the Company has received copies of third party approvals with respect to each customer and program that was purchased. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0.0 and $1.0 million. The fair value of the contingent consideration was estimated by applying the income approach. The income approach is based on estimating the value of the present worth of future net cash flows.  As of September 30, 2017, the contingent consideration was still outstanding.

Note 7. Goodwill

Changes to the Company’s goodwill balance during the nine months ended September 30, 2017 and the year ended December 31, 2016 are as follows:

Balance at December 31, 2015	$1,249,956
Current period adjustments	—
Balance at December 31, 2016	$1,249,956
Acquisition of Antenna Plus Assets	2,830,491
Balance at September 30, 2017	$4,080,447

Note 8. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	September 30, 2017
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,450,000	$617,499	$3,832,501
Developed technologies	9	1,080,000	109,463	970,537
Tradename	3	120,000	16,667	103,333
Non-compete agreement	3	67,000	39,940	27,060
Total intangible assets, net	10	$5,717,000	$783,569	$4,933,431

	December 31, 2016
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$3,150,000	$327,082	$2,822,918
Developed technologies	5	280,000	37,091	242,909
Non-compete agreement	3	67,000	23,190	43,810
Total intangible assets, net	10	$3,497,000	$387,363	$3,109,637

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $74,402 and $93,338 for the three months ended September 30, 2017 and 2016, respectively, and $396,206 and $276,004 for the nine months ended September 30, 2017 and 2016, respectively.

Estimated Future Amortization
2017 (remaining three months)	$159,846
2018	638,529
2019	617,052
2020	589,667
2021	560,420
Thereafter	2,367,917
Total	$4,933,431

Note 9. Long-term Notes Payable (including current portion) and Line of Credit

In June 2012, the Company amended its line of credit with Silicon Valley Bank. The amended revolving line of credit facility allows for an advance up to $3.0 million. The facility bears interest at the U.S. prime rate (4.25% as of September 30, 2017) plus 1.25%. The revolving facility is available as long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of 1.25 to 1.00; otherwise, the facility reverts to its previous eligible receivables financing arrangement. The amended facility matures in April 2018. The bank has a first security interest in all the Company’s assets excluding intellectual property, for which the bank has received a negative pledge. There was no balance owed on the line of credit as of September 30, 2017 and December 31, 2016.

In December 2013, the Company further amended its revolving line of credit with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which point it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate was 6.5%. As of December 31, 2016, $55,230 was outstanding under this loan.  As of September 30, 2017, there was no balance owed under this loan.

In December 2015, the Company amended its loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018.

Effective September 2017, the Company further amended its loan and security agreement with Silicon Valley Bank to update the financial covenants.  The loan agreement requires the Company to maintain, at all times, measured as of the last day of each month (unless otherwise specified) either (i) a minimum cash balance of unrestricted cash at Silicon Valley Bank or its affiliate of not less than $25.0 million dollars or (ii) a liquidity ratio of 1.25 to 1.00 and a minimum EBITDA measured as of the last day of each fiscal quarter for the previous six month period (for September 30, 2017 the minimum EBITDA is $750,000). The interest rate is fixed at 5.0%. As of September 30, 2017 and December 31, 2016, $1,666,666 and $2,666,666 was outstanding under this loan, respectively.

The remaining principal payments on the $4.0 million loan subsequent to September 30, 2017 are as follows:

Year ending:
2017	$333,333
2018	1,333,333
$1,666,666

The Company was in compliance with its financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line, growth capital term loan and the additional term loan as of September 30, 2017.

Note 10. Treasury Stock

In August 2017, the Company’s Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $7 million of shares of its common stock over the following twelve months.  The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under the Company’s new share repurchase program will be returned to the status of authorized but unissued shares of common stock.

During the three and nine months ended September 30, 2017, the Company repurchased 52,200 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $8.98 per share, for a total cost of $468,823.

Note 11. Income Taxes

The Company’s effective income tax rate was 15.26% and 9.74% for the three and nine months ended September 30, 2017, respectively. The variance from the U.S. federal statutory tax rate of 34% was primarily attributable to the valuation allowance offsetting the Company’s deferred tax assets.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) Topic 740.  The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At September 30, 2017 and December 31, 2016, the Company has a full valuation allowance against net deferred tax assets, excluding naked credits. Should the Company continue to achieve substantial pre-tax income during 2017 or be better able to forecast taxable income into the future, the Company may need to release a substantial portion of its federal valuation allowance during 2017.

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

Note 12. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at September 30, 2017 and December 31, 2016:

	September 30, 2017 (1)	December 31, 2016
Warrants issued and outstanding	51,003	51,003
Stock option awards issued and outstanding	1,222,089	1,040,387
Authorized for grants under the 2016 Equity Incentive Plan	253,601	709,750
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	100,000
	1,626,693	1,901,140
(1)	Treasury stock in the amount of 52,200 are excluded from the table above.

Note 13. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2016	1,040,387	2.25	7.80
Granted	456,144	14.89	9.37
Exercised	(244,993)	2.07	5.61
Expired/Forfeited	(29,449)	6.99	0.05
Balance at September 30, 2017	1,222,089	$6.89	8.25
Vested and exercisable at September 30, 2017	518,126	$2.07	7.03
Vested and expected to vest at September 30, 2017	1,222,089	$6.89	8.25

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2017 and for the year ended December 31, 2016 was $6.06 and $1.23, respectively. For fully vested stock options, the aggregate intrinsic value as of September 30, 2017 and December 31, 2016 was $3,651,672 and $7,770,086, respectively. For stock options expected to vest, the aggregate intrinsic value as of September 30, 2017 and December 31, 2016 was $1,722,060 and $4,569,243, respectively.

During the year ended December 31, 2016, a total of 57,475 shares of restricted common stock with a fair value of $2.00 per share were issued to the Company’s Chief Financial Officer and Chief Operating Officer of which 100% of the shares vested six months after the completion of an initial public offering, or February 2017. The Company recorded $53,056 and $61,894 in expense associated with these shares during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016 there was $2,640,992 and $522,818, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the plans. These costs are expected to be recognized over the next three years and is based on the date the options were granted.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 14. Commitments and Contingencies

Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Taipei, Taiwan, Shenzhen and Jiangsu, China, and Cambridgeshire, United Kingdom, and for a manufacturing plant/facility in Scottsdale, Arizona. Rent expense was $223,866 and $185,654 for the three months ended September 30, 2017 and 2016, respectively, and $615,176 and $554,804 for the nine months ended September 30, 2017 and 2016, respectively. The longest lease expires in June 2020. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at September 30, 2017 were as follows:

Year ending:
2017 (remaining three months)	$216,714
2018	770,606
2019	555,660
2020	265,940
$1,808,920

Note 15. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and nine months ended September 30, 2017 and 2016 and customers that accounted for 10% or more of total trade accounts receivable at September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Percentage of net revenue
Customer A	24%	20%	22%	18%
Customer B	14	30	14	31
Customer C	11	8	11	7

	As of September 30,
	2017	2016
Percentage of gross trade accounts receivable
Customer A	22%	12%
Customer B	16	12
Customer C	10	1
Customer D	9	24

(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Percentage of net revenue
China	71%	69%	71%	72%
Other Asia	4	14	10	12
North America	19	12	13	11
Europe	6	5	6	5

Although the Company ships the majority of antennas to its customers in China (primarily Original Design Manufacturers and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three and nine months ended September 30, 2017 and 2016, all the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Wisconsin and Arizona.

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

Overview

We are a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of home, enterprise, and industrial devices. Our innovative antenna systems open up exciting new possibilities in wireless services requiring high speed throughput, broad coverage footprint, and carrier grade quality. Our antennas are found in devices deployed in carrier, enterprise, and residential wireless networks and systems, including set-top boxes, access points, routers, gateways, media adapters, digital televisions and Internet of Things, or IoT, devices. Through our pedigree in the design, integration, and testing of high performance advanced antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN or Wi-Fi, device market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and system designers who depend on us to achieve their wireless performance goals. We also develop advanced antenna technology for adjacent markets, including enterprise Wi-Fi systems for on premises and cloud-based services, small cellular applications using Long-Term Evolution, or LTE, and Digital Enhanced Cordless Telecommunications, or DECT, and IOT devices and automotive connectivity applications.

We shipped approximately 159 million antenna products worldwide in 2016 used in approximately 54 million devices.  For the nine months ended September 30, 2017, we shipped approximately 122 million antenna products worldwide used in approximately 35 million devices. Our products are found in a broad range of devices that generally enable Wi-Fi connectivity for data and video coverage. We sell our products to OEMs and ODMs. These companies compete based on product performance, product features, price, and other factors. While our products are found in devices manufactured by global OEMs and ODMs, the products end up primarily in the end-user devices that are deployed in carrier, enterprise, and residential wireless networks including WLAN, access points, routers, residential gateways, set-top boxes, media adapters, digital televisions and IoT devices. Our global sales force works with telecommunications and broadband carriers and retail-focused customers who seek high performance, reliable wireless solutions. By working with these end-user carriers and retail-focused customers, we seek to have service providers influence OEMs and ODMs to specify our antennas for the products they provide to their end-user customers. Our direct sales team works directly with customers, and also works with indirect channel partners who pursue sales opportunities that are based in the United States, Europe, and Asia.

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

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2016, 43% of our product revenues were from devices in the marketplace for over two years, 37% for devices in the marketplace for one to two years and 20% for devices in the marketplace for less than one year.  For the nine months ended September 30, 2017, 31% of our product revenues, excluding the revenues attributable to the acquisition of substantially all of the assets of Antenna Plus, LLC, or Antenna Plus, were from devices in the marketplace for over two years, 43% from devices in the marketplace for one to two years and 26% from devices in the marketplace for less than one year.

We believe demand is growing rapidly for our advanced antenna solutions and there is a significant market opportunity. As the ability to provide mobile internet access has grown, our solutions and expertise have become more important to prospects and customers. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home WLAN device market.

Recent Developments

On April 17, 2017, we completed the acquisition of substantially all of the assets of Antenna Plus. Antenna Plus was a privately-held supplier of antenna-based solutions for mobile and automotive fleet applications for government, public safety, and Industrial IOT markets.  We believe the acquisition provides leverage for our existing products into several new markets, including the fast-growing automotive fleet and industrial IOT space.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including the automotive, fleet and industrial IOT space, the average selling price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Excluding the Antenna Plus acquisition, we have seen the number of devices decrease 8% and number of antennas per device increase 16% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Our ability to maintain or increase our sales depends on new and existing end customers selecting our antenna solutions for their heterogeneous next-generation wireless devices and networks depends on the proliferation of Wi-Fi connected devices and data intensive applications, investments in our growth to address customer needs, target new end markets, our ability to develop our product offerings and technology solutions and expand internationally, as well as successfully integrating acquisitions such as Antenna Plus. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. See the section entitled “Risk Factors.”

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

Interest and Other Expense (Income)

Interest Income. Interest income consists of interest from our cash and cash equivalents and short-term investments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.8%	55.2%	52.6%	55.2%
Gross profit	48.2%	44.8%	47.4%	44.8%
Operating expenses:
Research and development	16.8%	11.5%	15.0%	13.3%
Sales and marketing	14.5%	11.7%	14.2%	13.2%
General and administrative	15.3%	11.7%	16.8%	10.7%
Total operating expenses	46.6%	34.9%	46.0%	37.2%
Income from operations	1.6%	9.9%	1.4%	7.6%
Other expense (income)	(0.6)%	0.3%	(0.3)%	(1.0)%
Income before income taxes	2.2%	9.6%	1.7%	8.6%
Provision for income taxes	0.3%	0.1%	0.2%	0.0%
Net income	1.9%	9.5%	1.5%	8.6%

Comparison of the three and nine months ended September 30, 2017 and 2016

Sales

	Three Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change

Sales	$12,448,436	$12,439,279	$9,157	0.1%

	Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change

Sales	$36,713,996	$30,807,902	$5,906,094	19.2%

Our sales for the three months ended September 30, 2017 increased slightly as compared to the three months ended September 30, 2016.  For the three months ended September 30, 2017, our sales included $1.8 million in sales associated with the acquisition of

Antenna Plus assets.  These sales were offset by a decrease in television product sales.  The total number of devices within our organic business, decreased by 34.0%, or 5.6 million devices, to 11.0 million devices for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016.  This decrease in the number of devices is primarily driven by the decrease in set-top box and television devices.  The average number of antennas per device increased 31.9% from 2.8 antennas per device for the three months ended September 30, 2016 to 3.8 antennas per device for the three months ended September 30, 2017.  The average selling price per device for the three months ended September 30, 2017 increased 31.9% to $0.95 as compared to $0.72 for the three months ended September 30, 2016.

The increase in sales of $5.9 million for the nine months ended September 30, 2017, is primarily driven by $3.3 million increase in sales associated with the acquisition of Antenna Plus assets, as well as an increase in sales within the carrier gateway and set-top box markets offset by a decrease of television product sales.  The total number of devices within our organic business decreased 8.4% or 3.2 million devices to 35.5 million devices for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The average number of antennas per device increased 15.7% from 2.98 antennas per device for the nine months ended September 30, 2016 to 3.5 antennas per device for the nine months ended September 30, 2017.  Our average selling price per device for the nine months ended September 30, 2017 increased 20.1% to $0.92 as compared to $0.77 for the nine months ended September 30, 2016.

Cost of Goods Sold

	Three Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change

Cost of goods sold	$6,444,544	$6,862,992	$(418,448)	-6.1%

	Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change

Cost of goods sold	$19,300,120	$17,007,228	$2,292,892	13.5%

The decrease in cost of goods sold for the three months ended September 30, 2017 is primarily due to the decrease in television product sales partially offset by the cost of goods sold of $0.8 million associated with the acquisition of Antenna Plus assets for the three months ended September 30, 2017.

The increase in cost of goods sold for the nine months ended September 30, 2017 is primarily due to the increase in sales associated with the acquisition of Antenna Plus and sales within the carrier gateway and set-top box markets offset by a decline in television product sales.  For the nine months ended September 30, 2017, our cost of goods sold included $1.4 million of costs of goods sold associated with the acquisition of Antenna Plus.

Gross Profit

	Three Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change

Gross profit	$6,003,892	$5,576,287	$427,605	7.7%
Gross profit (percentage of sales)	48.2%	44.8%		3.4%

	Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change

Gross profit	$17,413,876	$13,800,674	$3,613,202	26.2%
Gross profit (percentage of sales)	47.4%	44.8%		2.6%

Gross profit as a percentage of sales increased 3.4% and 2.6% for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The increase in gross profit percentage is primarily driven by a shift in the sales mix in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$2,094,774	$1,432,581	$662,193	46.2%
Sales and marketing	1,809,037	1,453,391	355,646	24.5%
General and administrative	1,899,449	1,459,993	439,456	30.1%
Total	$5,803,260	$4,345,965	$1,457,295	33.5%

	Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$5,510,861	$4,096,670	$1,414,191	34.5%
Sales and marketing	5,229,188	4,078,250	1,150,938	28.2%
General and administrative	6,174,869	3,304,790	2,870,079	86.8%
Total	$16,914,918	$11,479,710	$5,435,208	47.3%

Research and Development

Research and development expense increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The increase was primarily due to additional research and development expenses of $0.3 million associated with the acquisition of Antenna Plus.  Additionally, personnel expenses increased $0.3 million due to additional headcounts.

Research and development expense increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The increase was primarily due to additional research and development expenses of $0.5 million associated with the acquisition of Antenna Plus assets.  Additionally, personnel expenses increased $0.6 million due to additional headcounts and product development expenses increased $0.3 million.

Sales and Marketing

Sales and marketing expense increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to additional sales and marketing expenses of $0.2 million associated with the acquisition of Antenna Plus, $0.1 million increase in marketing expenses and $0.1 million increase in travel and entertainment.

Sales and marketing expense increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to additional sales and marketing expenses of $0.4 million associated with the acquisition of Antenna Plus, $0.6 million increase in personnel expenses associated with headcount increases and an increase in employee travel, and $0.1 million increase in marketing efforts.

General and Administrative

General and administrative expense increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to additional general and administrative expenses of $0.2 million associated with the acquisition of Antenna Plus, $0.1 million increase in general and administrative expenses related to the cost of being a public company and $0.1 million increase in corporate legal expenses.

General and administrative expense increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to additional general and administrative expenses associated with the acquisition of Antenna Plus of $0.4 million, $0.8 million in acquisition expenses, $1.0 million increase in general and administrative expenses related to the cost of being a public company, $0.3 million increase in personnel expenses associated with increased headcount, $0.2 million for the completion of an R&D tax credit study and $0.2 million increase in corporate legal expenses.

Other Expense (Income)

	Three Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(98,689)	$(1,735)	$(96,954)	5588.1%
Interest expense	22,762	41,735	(18,973)	-45.5%
Fair market value adjustment, warrants	—	—	—	0.0%
Total	$(75,927)	$40,000	$(115,927)	-289.8%

	For the Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(189,855)	$(1,735)	$(188,120)	10842.7%
Interest expense	80,239	141,505	$(61,266)	-43.3%
Fair market value adjustment, warrants	—	(460,289)	$460,289	-100.0%
Total	$(109,616)	$(320,519)	$210,903	-65.8%

Other expense (income) decreased for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to the increase in interest income offset a decrease in interest expense on our outstanding loans.

Other expense (income) increased for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to the increase in interest income offset by the fair market value adjustment of the warrants due to the conversion of the warrants in May 2016 and a decrease in interest expense on our outstanding loans.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $18.2 million and $18.5 million in short-term investments. In August 2017, we transferred a portion of our cash into an investment account.  In April 2017, we paid approximately $6.3 million in cash, net of post-closing working capital adjustment, in connection with the acquisition of the Antenna Plus assets.  In August 2016, we completed our IPO and received net proceeds of approximately $11.0 million, including the sale of shares pursuant to the exercise of the underwriters’ overallotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.  In December 2016, we completed our public offering of common stock and received net proceeds of approximately $26.0 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $43.0 million at September 30, 2017.

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

As of September 30, 2017, we had approximately $1.7 million outstanding under a term loan pursuant to our amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit for $3.0 million. As of September 30, 2017, there was no balance owed on the line of credit.

In August 2017, the Company’s Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the following twelve months.  The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under the Company’s new share repurchase program will be returned to the status of authorized but unissued shares of common stock.  During the three and nine months ended September 30, 2017, the Company repurchased 52,200 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $8.98, for a total cost of $468,823.

In December 2013, we amended our amended and restated loan and security agreement with Silicon Valley Bank to provide for growth capital term loans of $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which time it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest was paid. The growth capital term loan interest rate was 6.5%. We must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.00 to 1.00 or greater. The line of credit is available as long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the loan and security agreement of 1.25 to 1.00. If this liquidity ratio is not met, the line of credit will only allow for maximum advances of 80% of the aggregate face amount of all eligible receivables. The line of credit bears interest at the U.S. prime rate (4.25% as of September 30, 2017) plus 1.25%, and matures in April 2018, subject to certain minimum EBITDA requirements in every quarter. The lender has a first security interest in all our assets, excluding intellectual property, for which the lender has received a negative pledge. The amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. Effective September 2017, we amended the loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement requires that we maintain either (1) a minimum cash balance of unrestricted cash at Silicon Valley Bank or one of its affiliates of no less than $25.0 million; or a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for September 30, 2017 the minimum EBITDA is $750,000). The interest rate of the additional term loan is 5.0%. As of September 30, 2017, $1.7 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line, growth capital term loan and the additional term loan as of September 30, 2017.

We plan to continue to invest for long-term growth, including expanding our sales force and engineering organizations and making additional capital expenditures to further penetrate markets both in the United States and internationally, as well as expanding our research and development for new product offerings and technology solutions. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents and short-term investments balances together with cash proceeds from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$(993,375)	$1,967,921
Net cash used in investing activities	(24,985,813)	(275,649)
Net cash provided by (used in) financing activities	(1,016,568)	9,798,119
Net increase (decrease) in cash and cash equivalents	$(26,995,756)	$11,490,391

Net cash provided by (used in) operating activities.  Net cash used in operating activities was $1.0 million for the nine months ended September 30, 2017. This was primarily driven by our net income of $0.6 million, net non-cash operating expenses of $1.2 million offset by $2.8 million change in operating assets and liabilities

Net cash used in investing activities.  Net cash used in investing activities was $25 million for the nine months ended September 30, 2017 and consisted primarily of the acquisition of the Antenna Plus assets, purchases of available-for-sale securities and the purchase of property and equipment.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2017 and consisted of the repayment of notes payable in the amount of $1.1 million and $0.5 million of stock repurchases offset by proceeds from the exercise of stock options in the amount of $0.5 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Leases
Office leases	$1,809	$814	$995	$—	$—
Notes Payable	1,666	1,333	333	—	—
Total	$3,475	$2,147	$1,328	$—	$—

We have entered into lease agreements for office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Taipei, Taiwan, Shenzhen and Jiangsu, China and Cambridgeshire, United Kingdom and for manufacturing plant/facility in Scottsdale, Arizona; under non-cancelable operating leases that expire at various dates through 2020.

We subcontract with other companies to manufacture a portion of our products.  During the normal course of business, our contract manufacturers procure components based upon orders placed by us.  If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products.  We periodically review the potential liability, and as of September 30, 2017, we have no significant accruals recorded.  Our financial position and operating results could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

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

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates.  The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates.  Under our current investment policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  We maintain a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments.

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. Our undrawn revolving credit facility under our loan and security agreement with Silicon Valley Bank bears interest at the U.S. prime rate (4.25% as of September 30, 2017) plus 1.25%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the U.S. prime rate.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We manufacture products for our fleet market primarily in our facilities in Scottsdale, Arizona.  We may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand.  We also may experience delays or disruptions at our manufacturing facilities, which could result in delays of product shipments to our customers.  Any failure by us or our contract manufacturers to timely produce products of satisfactory quality or in sufficient quantities in compliance with applicable laws could hurt our reputation, cause customers to cancel orders or refrain from placing new orders for our products, which could have a material adverse effect on our business, operating results, and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchase of our common stock made by us in the three months ended September 30, 2017:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1, 2017 to July 31, 2017	—	$—	—	$—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	52,200	8.98	52,200	6,531,177
Total during the three months ended September 30, 2017	52,200	$8.98	52,200	$6,531,177
(1)

On August 14, 2017, our board of directors authorized the repurchase over the following twelve months of issued and outstanding shares of our common stock having an aggregate value of up to $7.0 million pursuant to a repurchase program.  As of September 30, 2017, we have repurchased shares of common stock having an aggregate value of $468,823.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

10.1(4)	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of October 3, 2017, by and between Silicon Valley Bank and the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
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

AIRGAIN, INC.

Date: November 14, 2017	/s/ Charles Myers
Charles Myers President and Chief Executive Officer (principal executive officer)

Date: November 14, 2017	/s/ Leo Johnson
Leo Johnson Chief Financial Officer and Secretary (principal financial and accounting officer)