Form 10-K
period 2017-12-31
AIRGAIN INC
filed 2018-03-15
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $94.7 million, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $14.80 per share.

As of February 26, 2018, the registrant had 9,641,521  shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AIRGAIN, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2017

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

ITEM 1.     BUSINESS

Overview

Airgain is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, including connected home, enterprise, automotive, and Internet of Things, or IoT. Our innovative antenna systems are designed to address key challenges with wireless system performance faced by our customers. We provide solutions to complex Radio Frequency, or RF, engineering challenges and help improve wireless services that require higher throughput, broad coverage footprint, and carrier grade quality. Our antennas are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet and asset tracking devices. Through our pedigree in the design, integration, and testing of high performance embedded antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN, market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and system designers who depend on us to achieve their wireless performance goals. We also develop embedded and external antenna technology for emerging technologies, such as Long-Term Evolution, or LTE, 5G, and low power wide area networking, or LPWAN.

Our design teams partner with customers from the early stages of antenna prototyping to device throughput testing to facilitate optimal performance and quick time to market.  Our capabilities include design, custom engineering support, integration, and over-the-air, or OTA, testing capabilities. These capabilities have resulted in a strong reputation across the OEM, ODM and system designer ecosystem.  Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading Wi-Fi chipset vendors. OEMs, ODMs, chipset partners and service providers rely on these reference designs and our engineering skills to deliver superior throughput performance. We view our relationships with OEM, ODM, chipset partners and service providers as an important attribute to our long-term strategy and success.

We have over a thousand antenna products in our portfolio and in 2017, we shipped approximately 158 million antenna products worldwide, enabling approximately 45 million devices. During that period, we supplied our products to carriers, retailers, OEMs, ODMs and end users in three primary geographic regions: United States, Canada, Europe, and Asia Pacific.  Our customer base includes ARRIS Group, Inc., AT&T (DIRECTV U.S., LLC), Belkin International, Inc., Charter Communications, Inc., Comcast Corporation, Dish Network, Liberty Global plc., Telefonica SA, Sagemcom SAS, Samsung, Technicolor SA and ZTE Corporation, among others. We have achieved significant growth in our business in a short period of time. From 2012 to 2017, our annual sales have grown from $18.2 million to $49.5 million, while our net income has increased from a net loss of $1.1 million in 2012 to net income of $1.1 million in 2017.

Our antenna solutions enable carriers and device OEMs and ODMs to meet their wireless connectivity performance requirements and to rapidly expand their footprint of products supporting Wi-Fi, as well as the evolving network of connected home and IoT wireless connectivity applications. We develop antennas for a broad range of applications and technologies, including 802.11ac/ax, LTE, DECT, LPD, Bluetooth, ZigBee and Z-Wave. In addition, we have expertise in the testing and benchmarking of wireless systems and devices. To satisfy the rapidly evolving technology needs of the industry, we have remained on the leading edge of next generation development by providing solutions for Multiple Input, Multiple Output, or MIMO, Multi User MIMO, or MU-MIMO, short range wireless technologies, beam forming, and active antenna technology.

We primarily use third parties to manufacture our products while maintaining oversight for critical test and calibration functions. As of December 31, 2017, we had 131 issued patents in the United States and 23 companion patents outside the United States, and 81 patent applications on file.

Industry Background and Market Opportunity

Wi-Fi enables devices to operate on a local area network, or LAN, or wide area network, or WAN, to connect to and access the internet without the use of cabling or wiring. Wireless technology has grown rapidly since the 1980s when the first mass market cellular networks were primary focused around analog cellular phone voice services. Since then, the shift towards digital and the rapid growth of internet applications has not only resulted in an explosive growth in the number of subscribers, but also has given consumers unlimited uses for wireless devices. The growing number of these devices is fueling the need for increased bandwidth.  Many new products are coming out with multiple wireless capabilities whereby Wi-Fi and other similar wireless protocols have become ‘must have’ features to extend a device’s basic utility. As an example, smart devices such as the Apple iPhone and Samsung Galaxy come equipped with Wi-Fi, Bluetooth and Near Field Communication, or NFC, functions, in addition to traditional cellular functions. Each of these represents a separate radio technology and each radio requires different antenna solutions to provide an optimal user experience. Carriers and enterprises have also realized the economic benefits of wireless connectivity to enable efficient delivery of premium content and internet services in the home, enterprise and mobile. Over the past decade, wireless technologies such as cellular and Wi-Fi have emerged as mainstream networking platforms to connect people and data via devices. According to the Cisco Visual Networking Index, there were approximately 7.9 billion mobile connected devices in 2015, or 1.1 mobile devices for every person on Earth. By 2021, there are expected to be approximately 11.6 billion mobile-connected devices, representing nearly 1.5 mobile devices per person on Earth. In addition, the need for alternative wireless connectivity systems, such as ZigBee Pro, ZigBee, RF4CE, Z-Wave, LoRa and Bluetooth has resulted in the need for greater numbers of antennas per device.

The wireless market is continuing to grow rapidly as the technology is adopted across a wide variety of markets, including the following key markets we target:

•

Connected Home.  The connected home market includes devices ranging from gateways and set-top boxes that facilitate wireless video streaming, wireless speakers and smart television entertainment systems, to home automation, smart appliances, and wireless home security systems providing real time surveillance in the home. The connected home market has seen an explosion of automation services and broadband-connected devices, making the demand for increased bandwidth, high throughput and reliable connectivity more critical than ever before. In the United States alone, an estimated 94 million homes have broadband connectivity that can be upgraded to new 802.11ac gateways. According to ABI Research, the market for consumer access points and gateways worldwide is expected to increase from 179.7 million device shipments in 2016 to 214 million in 2022. In the same period, the number of set-top boxes shipped is expected to grow from 35.6 million to 62.6 million and the number of smart TV’s shipped are expected to grow from 121 million to 207.9 million.  Home automation devices and smart appliances are anticipated to experience some of the highest growth rates, with compound annual growth rates, or CAGR, of 25% and 61%, respectively, during the same period.

•

Enterprise and Infrastructure. The enterprise and infrastructure market is characterized by devices that include access points and remote radio units that provide reliable high-capacity wireless access for high-density environments such as buildings, campuses, terminals and stadiums. Wireless networking has become mission-critical for businesses, schools, and governments and they require scalable, high performance wireless access systems that support diverse network environments and emerging mobile applications. According to ABI Research, the number of global Wi-Fi hotspots, including enterprise and carrier-grade access points such as those found in coffee shops, airports or corporate offices is forecasted to grow at a CAGR of 10% from 2016 to 2022. Wi-Fi hotspots are increasingly being deployed by mobile and fixed-line carriers, as well as third-party operators, as a means of offloading 3G/4G data users to Wi-Fi networks.

•

Automotive. The automotive industry is undergoing a significant transformation led by the path to autonomous driving and connected vehicles which includes a broad range of applications connecting vehicles with entertainment and communication features for both drivers and passengers, as well as safety and vehicle and mobility management features, and we believe the market is poised for continued growth. According to a report by Markets and Markets, the connected car market is expected to reach $47 billion by 2020, at a CAGR of approximately 10% from 2014 to 2020.  According to Machina Research, the number of connected cars is expected to reach 100 million by 2020, and is projected to grow at a CAGR of 21% from 2017 through 2022.

•

Internet-of-Things. The IoT and machine-to-machine, or M2M, market is complex and diverse with seemingly endless connectivity solutions ranging from smart homes to smart cities, and devices targeting applications in industrial IoT, agriculture, health and medicine, energy and more. Existing and new wireless technologies will provide the backbone for these solutions, from LTE and Wi-Fi, to new technologies and standards, such as NB-IoT and LPWAN. LPWAN, for instance provides a new alternative to traditional cellular/M2M communications, coming in both licensed frequency spectrum (cellular), and unlicensed frequency spectrum technology variants. Both variants will provide low-cost IoT devices with long battery life that can expand IoT utility and enable IoT deployments on a much wider scale.

Driven primarily by the rapid expansion and proliferation of Wi-Fi connected devices, data intensive applications, streaming video and multiple connectivity standards, we believe we are well positioned to take advantage of the substantial growth in these addressable markets.

Antenna Design and Testing

We are an antenna solution provider that not only has the expertise in antenna design, engineering and integration, but also the testing and optimization of OTA throughput. Our expertise is based on years of experience in dealing with multiple antenna designs performing under varying RF conditions. We believe our expertise is important to our success as the wireless RF environment in homes, enterprises, and public places is a highly complex multipath environment that is not accurately represented by antenna simulation tool modeling. While common antenna industry practice is to design antennas exclusively within a passive environment using simulation tools based on the assumption of free space, we design all our antenna systems using a combination of device and environment modeling combined with active antenna OTA throughput performance feedback.

This performance feedback loop forms the foundation of our integration process that optimizes overall device performance, as well as antenna characteristics. Our regional OTA testing facilities are configured to replicate the real-world performance in typical homes and offices, while providing isolation from external RF and wireless interference. This low noise environment is key when comparing and identifying the effect of various antenna and system designs on wireless throughput performance. We have multiple dedicated test sites located in the vicinity of our development locations in San Diego, California, Cambridgeshire, United Kingdom, and Suzhou and Shenzhen, China.

Our engineers work directly with customers to evaluate performance factors, and to provide custom support in the areas of antenna system design and simulation, rapid prototyping, integration and testing. Our design and integration process includes:

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

•

Simulation and Initial Testing. When we engage in the early stages of a program before prototype tooling is available, 3D CAD models and physical mockups of the device are used to simulate and measure these interactions. When the project progresses to the prototype stage, actual prototype devices are tested to generate even more accurate measurements. While many of our competitors select a final antenna based on RF chambers testing, we proceed with a critical further step and measure actual system level performance of the device in an iterative process to optimize performance.

•

Over-the-Air Throughput Testing. We have developed a set of proprietary performance metrics, measurement methodologies, and automated test conditions to enable accurate and repeatable characterization of the relative OTA performance of 802.11-based WLAN devices such as routers, gateways, and set-top boxes. Our benchmark testing provides an accurate assessment of the performance characteristics for devices to enable manufacturers to make informed decisions in selecting the best antenna solution for their needs. This iteration also considers firmware stability, system noise, and interference, as well as antenna performance, to provide an “Airgain Optimized” solution.

•

Final Integration. A final design review is conducted to evaluate the design for manufacturability. Mounting methods are reviewed for ruggedness and ease of assembly in volume production. Fine tuning of the cable routing, antenna parameters and other features of the design are then reviewed before releasing the design.

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

Technology Benefits

We continuously strive to remain at the forefront of wireless technologies by manufacturing the highest quality and most innovative products, as well as developing new integration processes to produce optimal antenna performance.

Benefits to our Customers

We have developed strong relationships with leading WLAN chipset vendors, OEMs, and key service providers, keeping us at the forefront of new developments in wireless technologies and industry requirements. We share our expertise with customers in several areas including design, engineering, and testing, and provide insights based on years of experience across hundreds of device. By harnessing our specialized experience and expertise, we offer solutions that can improve our customers’ product performance, reduce their staff costs and allow our customers to focus on non-antenna related factors in the face of short design, engineering and production windows. Rather than rely upon a captive engineering group that only works on in-house opportunities, we act as an outsourced antenna design, engineering, and test group for our customers.

We also bring years of experience in delivering high performance, ultra-reliable wireless connectivity for mobile, fleet, and industrial IoT and M2M applications. Designed for all environments, our broad range of multi-band products support a variety of applications from kiosk and ATM connectivity to government and public safety fleet applications.

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

Products

Our antennas are found in a broad range of applications and end-user devices that are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, and fleet and asset tracking devices. Our products have been adopted by some of the world’s leading telecom manufacturers and networking companies and are now being used by millions of carrier subscribers in the United States, Canada, Europe, and Asia Pacific. We offer several product categories designed to maximize the performance of wireless devices while providing cost and design flexibility:

•

MaxBeamTM Embedded Antennas. MaxBeam high gain antennas utilize patented technology to deliver up to double the signal strength than conventional antenna solutions. The superior performance is derived by combining the benefits of directional antenna elements with high isolation between each beam. Each antenna utilizes mixed material, multi-element assemblies to provide optimal performance and turnkey integration. The MaxBeam antenna family offers maximum coverage designed for WLAN and Cellular/LTE frequency bands.

•

Profile Embedded Antennas. Profile Embedded Antennas feature highly efficient printed circuit board, or PCB, based solutions offering low profile designs optimized for confined industrial designs. Ideal for embedded applications requiring integration flexibility, the Profile family includes case, through- hole, and SMT mount designs and is available in single, dual, and triband applications.

•

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

•

Ultra Embedded Antennas. The Ultra line of embedded antennas has been designed for lower cost, embedded applications. These stamped metal designs allow for rapid customization and tuning to each device, making them ideal for embedded applications requiring integration flexibility. Ideal for high volume applications, these antennas utilize superior materials and plating for optimal performance.

•

OmniMax High Performance External Antennas. Our external dipole antennas are designed for indoor and outdoor WLAN, cellular and LPWAN applications. With an extensive variety of single and dual-band designs available, this family of dipoles offers superior performance and flexible mounting options for various deployment scenarios. Our dipole antennas are available in 2.4 and 5GHz bands supporting Wi-Fi frequencies, as well as wideband 700MHz to 2.7GHz for global cellular and 4G applications, and ISM band, or industrial, scientific, and medical radio, which includes 868 to 928MHz for international unlicensed LPWAN applications.

•

MaxBeam Carrier Class Antennas. These are a series of multi-band LTE and WLAN antennas for small cell systems including femtocells, picocells, and Wi-Fi hotspots, backhaul and community systems. These embedded antennas are designed to provide increased range and coverage for indoor or outdoor applications that demand carrier-grade service levels.

•

SmartMaxTM Embedded Antennas. These chipset agnostic smart antennas utilize dynamic spatial and polarity selection, providing optimal throughput performance and coverage for 802.11ac Wi-Fi systems. Designed for set-top-box, gateway, and smart HDTV deployments, SmartMax improves spatial correlation among received signals, producing a significant improvement in the performance of MIMO systems. SmartMax antennas require no dedicated connectivity to Wi-Fi chipset base-band circuits, minimizing the cost and complexity typically associated with Smart Antenna System integration.

•

Automotive, Fleet, Public Safety and M2M Antennas. We have a portfolio of advanced wireless connectivity products for automotive, fleet, and industrial IoT and M2M applications. Our high performance, low profile antennas are designed for many frequencies, including LTE with MIMO, Wi-Fi, Bluetooth, and GPS/GNSS. Designed for all environments, our broad range of highly integrated and multi-band products support a variety of applications from kiosk and ATM connectivity to government and public safety applications.

Design Partnerships

We have entered into joint development efforts with WLAN chipset vendors to collaborate on next-generation WLAN reference designs, where we jointly pursue the development of reference design platforms optimized for use with integrated embedded antenna systems. These WLAN reference designs are intended to provide ODMs with high-performance, embedded antenna solutions that provide consistent, measurable results and provide a path to reduced product development costs and cycle times.

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

Growth Strategy

The connected home market has seen an explosion of automation services and broadband-connected devices, making the demand for increased bandwidth and reliable connectivity more critical than ever before. We continue to expand our product solutions and technology offerings and enter into new markets within the connected home market. In the carrier gateway and set-top box market, the transition to the 802.11ac standard continues to be a key driver to penetrating the connected home market with our new antenna solutions. The shift toward Gigabit Wi-Fi 802.11ac and the latest Wi-Fi standard 802.11ax is creating increased demand for our solutions as the number of antennas per device increases substantially. We continue to penetrate an increasing scope of adjacent in-home wireless device applications such as home security, smart appliances, waterproof and solar outdoor wireless systems.  We are also expanding our footprint in these markets through support of an increasing range of IoT wireless standards, such as Bluetooth, ZigBee, Z-Wave, Thread, NB-IoT and LoRa WAN.  Our engineering team provides custom antenna solutions to support a variety of device constraints, including flexible antenna technology for curved and smaller form factors.  We provide IP alarms and security camera solutions for one of the world’s leading providers of video surveillance products.

While we continue to drive solutions into an increasingly broad scope of connected home products, we have also expanded our target market footprint into segments outside the connected home, including enterprise , automotive, industrial IoT and M2M, fleet and public safety networks.

There is no one-size fits all connectivity solution for all wireless IoT applications, and many applications will utilize a mix of licensed and unlicensed technologies. Given the wide range of requirements IoT will need to address, diversity of solutions and technologies is a key requirement when considering an antenna solution provider. Leveraging our existing footprint in embedded antenna solutions for the short-range IoT space, both in unlicensed (ISM) and licensed (cellular) frequency spectrum, we are focused on enabling the expansion of IoT into long-range LPWAN enabled applications through innovation in antenna system design. We have developed antenna solutions with optimal range and service coverage for a broad range of LPWAN use case scenarios, including embedded, external (indoor) and outdoor antenna. We offer both off-the-shelf and custom integrated LPWAN antenna solutions today in support of major U.S. carrier trials and commercial network deployments in the United States and internationally.  We are now a member of the LoRa Alliance, which, along with its LoRa ecosystem, is one of the fastest growing alliances in the IoT sector, and expect these alliances to further drive growth in the future of our antenna solutions.

Automakers are seeking to integrate a wide range of radio access technologies to support connected vehicles, from 2G and 3G for light, telematics-based connectivity, to LTE and Wi-Fi for heavy infotainment use, and DSRC for safety applications such as collision avoidance. Other standards such as 802.11p will play a role in vehicle-to-vehicle, or V2V, and vehicle-to-everything, or V2X, communications, while GPS will remain a basic requirement for vehicle location tracking and navigation.  The connected vehicle segment has six distinct product categories, including mobility management, vehicle management, entertainment, safety, drive assistance, and well-being. Many of these categories can be particularly useful to owners of vehicle fleets, such as company and service vehicles, as well as companies in the car-rental and car-sharing industries. Although many of the technologies needed to support these functions are already established, the number of fleet sales in this segment is expected to grow. Connected cars require internal and external antennas for a complete wireless solution. We have a leading portfolio of automotive antenna connectivity solutions, from embedded solutions for OBD II, IHU and connected car gateways, to custom shark fin antennas for automotive OEM’s, and high-quality antenna products for mobile and automotive fleet applications for government, public safety, and enterprise applications.

We have developed a series of multi-band LTE and WLAN antennas for small cell systems including femto cells, pico cells, Wi-Fi hotspots, and community Wi-Fi systems, providing increased range and coverage. Designed for indoor and outdoor implementations, our small cell antenna designs provide high gain, high performance solutions for multi-frequency and multi-mode network deployments. This includes several designs based on our patented smart antenna technology that delivers increased coverage and operation stability. Our customized small cell antenna systems combine a small footprint, with increased throughput performance, minimizing the impact to the urban landscape.

We offer a comprehensive set of services for single- and multi-client Wi-Fi performance testing, characterization, and validation for wireless devices utilizing advanced MIMO configurations and technologies including WLAN, Bluetooth, ZigBee, Z-Wave, LoRa and more. Our service offering includes early stage system design, custom engineering support, and superior OTA testing services for service providers and OEMs. Our proprietary OTA testing process has established itself as an industry leader in wireless throughput enabling our service offering to create stickiness with customers as they depend on our testing services. We believe there is significant potential for growth of our service offering revenue, including through renewable service provider service contracts, and to further leverage this offering to customers and applications in adjacent markets.

Our mission is to be a leading supplier of smart and embedded antennas to the expanding wireless device and systems marketplace. The key elements of our strategy are listed below.

•

Expand our customer base within our core markets. We sold our products in 2017 to approximately 78 end-customers. Although the customers that pay for our products are often ODMs and distributors, it is primarily the OEMs, carriers and retail-focused end-customers that drive the selection of our solutions.

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

•

Expand geographically. We service markets domestically and internationally. In the United States we have a strong position with the carriers that supply in home residential wireless equipment; however, there is significant scope for expansion in international regions. The substantial majority of our sales are to ODMs and distributors based in China. However, for the year ended December 31, 2017, approximately 55% of the end-customers of our products, based on sales, were in North America and approximately 45% were outside of North America.

•

Innovate into new products and markets. Trends such as the IoT are driving an explosion of demand for wireless connectivity in new applications in and out of the home, including connected vehicles. Our technology and solutions are well suited to the majority of these high growth potential new markets. We also see new opportunities in M2M communications, LTE, Near Field Communications, Identification and Tracking via Radio Frequency Identification, or RFID, Personal Area Networks such as ZigBee, Z-Wave, LoRa or Bluetooth, and other wireless communications methods and applications.

•

Focus on system performance and products with long lifecycles. We have sticky customer relationships with over 45% of our revenues in 2017 driven by customer programs exceeding two years on the market. Our antenna solutions are typically integrated into customers’ products at the design stage. Once an equipment manufacturer designs our antennas into its product offering, it becomes difficult to design us out of a device because changing antenna suppliers involves significant cost, time, effort, and usually re-certification of products. This is especially valuable in the service provider market, where product generations generally ship for two to three years before displacement by next-generation devices.

•

Acquire complementary technologies, assets and companies. The market for antenna solutions is diverse and fragmented. Opportunities arise for acquisition of technologies, assets and companies that would complement our business. We continue to consider acquisitions that will enable us to improve our strategic position and to take advantage of economies of scale through consolidation.

Customers

Our customers are global. The substantial majority of our sales are to ODMs and distributors based in China. However, for the year ended December 31, 2017, approximately 55% of the end-customers of our products, based on sales, were in North America and 45% were outside of North America. In addition, our top two customers, Synnex Technology International (HK) Ltd. and Syntech Asia Ltd., accounted for approximately 21% and 13% of our sales, respectively, for the year ended December 31, 2017. We generally work with Engineering, Product Management, Product Line Management, Product Marketing, Design, and similar groups to provide antenna solutions. While the sale of the product may be to an OEM or ODM, we also consider our customers to include chipset vendors and service providers. We market our design capabilities directly to chipset vendors and service providers to generate demand.

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

Our indirect channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. This channel partner network often co-sells with our inside sales and field sales teams. Our channel provides us with additional sales leverage by sourcing new prospects, providing technical support to existing customers, upselling for additional use cases and daily indexing capacities, and maintaining repeat business with existing customers. These channels provide added coverage to customers and prospects we cannot reach directly.  The percentage of our sales from indirect channel partners was 24%, 23% and 19% for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Competition

The embedded and external antenna market is highly competitive and is characterized by rapid technological change and evolving standards. Our principal competitors fall into three categories:

•

Direct competitors. Direct competitors include independent antenna companies, 2J Antennas USA Corp., Adant Technologies Inc., Asian Creation Communications Factory, AVX Corporation, Fractus S.A., Baylin Technologies Inc., Honglin Technology Group Ltd., Laird PLC, Mobile Mark, Inc., PCTEL, Inc., Pinyon Technologies Inc., Sunwave Communications Co., Ltd., Taoglas Limited, Wanshih Electronic Co. Ltd., and WHA YU Industrial Co., Ltd., among others. In addition, the barriers to entry for the antenna industry are low, and we expect new competitors to emerge in the future.

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

The principal competitive factors in our markets include:

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

Manufacturing and Operations

We have limited manufacturing capability, solely with respect to antennas deployed in the fleet and M2M market. We do final assembly of these antenna products at our facility located in Scottsdale, Arizona, where we purchase raw materials, assemble, test, and ship products. We outsource the manufacturing for all of our other products to two contract manufacturers, or CMs, located in China. We work with these CMs to purchase raw materials, assemble, test, and ship our antenna products. We perform quality assurance and testing at our California facilities.

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

In the connected home, we are developing a series of antenna products for the home security market, including designs ranging from Z-Wave applications for door sensors to customized connectivity solutions for smart metering using LTE and LPWAN standards, and near field antenna modules enabling gigabit speed last meter connectivity for broadband operators.  We continue to architect and improve our antenna systems for our enterprise class smart antenna customers, as well as new high performance designs for the outdoor Wi-Fi and small cell markets. We continually review alternative antenna designs for increasingly complex carrier gateway products, which are expanding beyond just delivering Wi-Fi to also include ZigBee, Z-Wave, DECT, LPWAN, NB-IoT and Bluetooth applications. Finally, we are engaged in the design and evaluation of antenna systems for next generation 802.11ax technology, including reference designs with industry leading chipset vendors.

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

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, and contractual provisions to protect our technology. As of December 31, 2017, we had 131 issued U.S. patents covering our embedded and external antenna technology with expiration dates ranging from 2020 to 2032, and 77 patent applications pending for examination in the United States. We also have 23 issued patents and 4 pending patent applications for examination in non-U.S. jurisdictions (Europe, China and Japan) with expiration dates ranging from 2020 to 2037, which entail counterparts of U.S. utility patent applications. The patents consist of several broad areas, as summarized by the following four patent groups:

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

Employees

As of December 31, 2017, we had approximately 79 employees in the United States and 5 in the United Kingdom, 30 of whom were primarily engaged in research and development, 15 of whom were primarily engaged in sales and marketing and 39 of whom were primarily engaged in operations and general and administration functions. In addition, we also have 8 employees based out of China whom primarily were engaged in sales and marketing. In addition, we contract directly with engineers and sales contractors domestically and internationally. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be good.

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

Risks Related to Our Business and Industry

The markets for our antenna products is developing and may not develop as we expect.

The wireless industry is developing and the markets for our antenna products may not develop as we expect. It is difficult to predict customer adoption rates, customer demand for our antennas, the size and growth rate of our target markets, the entry of competitive products, or the success of existing competitive products. Any expansion in our markets depends on several factors, including the cost, performance, and perceived value associated with our antennas. If our antenna products do not achieve widespread adoption or there is a reduction in demand for antennas in our markets caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early order cancellations, or decreased sales, any of which would adversely affect our business, operating results and financial condition.

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

Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including the changing and volatile U.S., European, Asian and global economic environments, and any of which may cause our stock price to fluctuate. Besides the other risks in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in demand for our products and services;
•	the inherent complexity, length and associated unpredictability of product development windows and product lifecycles;
•	the timing and extent of investment in our targeted growth markets and the timing and amount of sales in such markets;
•	changes in customers’ budgets for technology purchases and delays in their purchasing cycles;
•	seasonal fluctuations around local holidays in China affecting how customers make purchasing decisions;
•	changing market conditions;
•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation; the timing of product releases or upgrades by us or by our competitors; and

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements and anticipate future market demands that meet our customers’ requirements.

For example, the slower than expected rollouts of our customers 802.11ax and DOCSIS 3.1 upgrade cycles in 2017 shifted the timing of our product sales, and such future deployment delays could also affect our quarterly operating results.  The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

Our products are subject to intense competition, including competition from the customers to whom we sell.

Antenna solutions is an established technical field with low intellectual property and technological barriers to entry. Antenna competition exists globally for all areas of our business and product lines. The markets in which we compete are intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, brand awareness and reputation, price, strength and scale of sales and marketing efforts, professional services and customer support, product features, reliability and performance, scalability of products, and breadth of product offerings. Due to the proprietary nature of some of our products, competition occurs primarily at the design stage. As a result, a design win by our competitors or by us typically limits further competition regarding that design. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. From a cost and control perspective, our products generally cost more than our competitors’ products.. If our ability to design antenna solutions is deemed to be on par or of lesser value than competing solutions, we could lose our customers and prospects.

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

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $42.4 million at December 31, 2017. Because the market for our antenna products is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales, and marketing, and continue to develop new antenna products to address new and evolving markets. In addition, as a public company we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

Our top two customers, Synnex Technology International (HK) Ltd. and Syntech Asia Ltd., accounted for approximately 21% and 13% of sales for the year ended December 31, 2017, respectively, and 20% and 31% of sales for the year ended December 31, 2016, respectively. Although our top customers that pay for our products are often ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers that drive the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.

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

We manufacture products for our fleet market primarily in our facilities in Scottsdale, Arizona.  We may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand.  We also may experience delays or disruptions at our manufacturing facilities, which could result in delays of product shipments to our customers.  Any failure by us or our contract manufacturers to timely product products of satisfactory quality or in sufficient quantities in compliance with applicable laws could hurt our reputation, cause customers to cancel orders or refrain from placing new orders for our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

We rely on third-party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies, and products necessary for the manufacture of certain of our products. Shortages in components we use in our products are possible, and our ability to predict the availability of such components is limited. If shortages occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur. While components and supplies are generally available from a variety of sources, we and our contract manufacturers depend on a single or limited number of suppliers for several components for our products. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Additionally, poor quality in any of the single or limited sourced components in our products could result in lost sales or lost sales opportunities. We and our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we and our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.

We rely significantly on channel partners to sell and support our products, and the failure of this channel to be effective could materially reduce our sales.

Our indirect channel partners, which include outside sales representatives, accounted for 24% of our sales in 2017 and 23% in 2016. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training.

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

As part of our strategy to develop and identify new products, services and technologies, we have made, and may continue to make, acquisitions of select assets and businesses. For example, we acquired certain North American assets from Skycross, Inc., in December 2015 and in April 2017 we acquired the Antenna Plus assets. When pursuing acquisitions, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Any acquisitions we complete, may not ultimately strengthen our competitive position or achieve our goals, and could be viewed negatively by our end-customers, investors and financial analysts. Acquisitions involve many risks. An acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition.

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

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

On December 22, 2017, the Tax Cuts and Jobs Act, or the 2017 Tax Act, was enacted.  The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. corporate income tax rate from 35% to 21% and permitting immediate expensing of certain capital expenditures.  Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Our ability to use our net operating loss carryforwards and credits to offset future taxable income for U.S. federal income tax purposes may be subject to limitations, and future transfers of shares of our common stock, could cause us to experience an “ownership change” that could limit our ability to utilize our net operating losses.

Under U.S. federal income tax law, a corporation’s ability to utilize its net operating losses, or NOL’s, to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the Code.  In general, an ownership change will occur if there is a cumulative change in a corporation’s ownership by “5 percent shareholders” that exceeds 50 percentage points over a rolling three-year period.

A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments).  The annual limitation for a taxable year is generally increased by the amount of any “recognized built-in gains” for such a year and the amount of any unused annual limitation in a prior year.

In May 2014, we completed an analysis that determined the Company had not undergone an ownership change.  We believe however, that our initial public offering that occurred during 2016 may have triggered an ownership change.  However, based on the value of the Company at the ownership change date, we believe that the limitation would not ultimately limit the amount of the net operating losses and credits that could be used prior to their expiration.

In addition, under the 2017 Tax Act, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results.

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

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and controls over financial reporting. In particular, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning for our fiscal year ending December 31, 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

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

We have a $10.0 million revolving credit facility and a $4.0 million growth capital term loan under our amended and restated loan and security agreement with Silicon Valley Bank. These loans are secured by a lien covering substantially all of our properties, rights and assets, excluding intellectual property. As of December 31, 2017, the revolving credit facility was undrawn, and the outstanding principal balance of the growth capital term loan and the additional term loan was $1.3 million.  On January 31, 2018, we entered into a second amended and restated loan and security agreement with Silicon Valley Bank.  The second amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries, if any. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition, maintain a liquidity ratio of cash and cash equivalents plus accounts receivable outstanding debt under the second amended and restated loan and security agreement minus deferred revenue of 1.25 to 1.00, and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

The substantial majority of our sales are to ODMs and distributors based in China. Additionally, for the year ended December 31, 2017, approximately 45% of the end-customers of our products, based on sales, are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers and our channel partners. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity, we may be unable to grow sales to existing customers.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last until March 2019.  The referendum and the ensuing process of the United Kingdom’s withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital and negatively affect our customers, which could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the European market.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There have been ongoing discussions and commentary regarding potential significant changes to United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. We do a significant amount of business in China, including dealing with Chinese suppliers and customers. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world.

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

The trading price of our common stock may be volatile and may fluctuate substantially in response to various factors. This may be especially true for companies with a small public float. Prior to our initial public offering, there was no public market for shares of our common stock. From August 12, 2016, the date that our common stock started trading on the Nasdaq Capital Market, through February 26, 2018, the trading price of our common stock has ranged from $7.31 per share to $29.30 per share. The trading price of our common stock depends on several factors, including those described in this “Risk Factors” section and elsewhere in this annual report, including:

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

As of December 31, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, approximately 20.9% of our outstanding common stock. As a result, these stockholders, acting together, would be able to significantly influence and may be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would be able to significantly influence and may be able to control the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. In addition, our second amended and restated loan and security agreement with Silicon Valley Bank restricts our ability to pay cash dividends on our common stock without the prior written consent of Silicon Valley Bank, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. We currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters occupy approximately 10,300 square feet in San Diego, California, under a lease that expires in June 2020. We also lease a 4,300 square foot home facility and a 3,900 square foot home facility in Rancho Santa Fe, California and a 3,900 square foot home facility in Poway, California that are used as testing facilities. Additionally, we lease a manufacturing plant/facility in Scottsdale, Arizona.  In addition, we lease an office space in Melbourne, Florida and office buildings in four locations outside of the United States in Shenzhen, China, Jiangsu Province, China, Shulin City, Taiwan, and Cambridgeshire, United Kingdom. We believe our facilities are suitable and sufficient to meet our current operating needs. We intend to add new facilities as we hire new employees, and we believe that the current headquarters in San Diego offers suitable additional space to accommodate such an expansion.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$18.20	$12.02
Second Quarter	16.23	13.08
Third Quarter	14.39	8.72
Fourth Quarter	10.21	7.31
Year Ended December 31, 2016
Third Quarter (beginning August 12, 2016)	$16.94	$7.36
Fourth Quarter	29.30	11.35

Holders of Common Stock

As of February 26, 2018, there were 9,641,521 shares of our common stock outstanding held by approximately 81 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our second amended and restated loan and security agreement with Silicon Valley Bank restricts our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

The following graph shows a comparison from August 12, 2016, the date our common stock commenced trading on the Nasdaq Capital Market, through December 31, 2017 of cumulative total return for our common stock, the Nasdaq Composite Index and the S&P Information Technology Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes the investment of $100 on August 12, 2016 in our stock at the opening trading price of $8.00 and in the indices at the opening trading prices, with the reinvestment of dividends, although dividends have not been declared on our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million of shares of our common stock over the twelve-month period following establishment of the program.  The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized but unissued shares of common stock.

The following table sets forth our repurchases of equity securities for the three months ended December 31, 2017:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
October 1, 2017 to October 31, 2017	—	—	—	—
November 1, 2017 to November 31, 2017	69,280	9.59	121,480	5,866,642
December 1, 2017 to December 31, 2017	13,520	9.05	135,000	5,742,900
Total during the three months ended December 31, 2017	82,800	$9.40	135,000	$5,742,900
(1)	As of December 31, 2017 we have repurchased shares of common stock having an aggregate value of $1,257,100

ITEM 6.    SELECTED FINANCIAL DATA

The following tables set forth our selected financial data as of, and for the periods ended on, the dates indicated. We have derived the statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included elsewhere in this annual report.   We have derived the statements of operations data for the year ended December 31, 2014 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements not included in this annual report.  The following selected financial data should be read in conjunction with our financial statements and related notes included elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our historical results for any prior period are not indicative of our future results.

	For the Year Ended December 31,
	2017	2016	2015	2014
Sales	$49,521,171	$43,433,867	$27,793,073	$25,509,572
Cost of goods sold	26,218,965	24,156,792	16,148,163	14,132,357
Gross profit	23,302,206	19,277,075	11,644,910	11,377,215
Operating expenses:
Research and development	7,319,575	5,622,132	4,257,400	3,311,337
Sales and marketing	7,012,829	5,670,625	4,035,591	3,516,095
General and administrative	8,000,602	4,532,151	3,453,288	2,972,257
IPO costs	—	—	229,332	726,926
Total operating expenses	22,333,006	15,824,908	11,975,611	10,526,615
Income (loss) from operations	969,200	3,452,167	(330,701)	850,600
Other income	(197,740)	(289,721)	(60,981)	(2,743,871)
Income (loss) before income taxes	1,166,940	3,741,888	(269,720)	3,594,471
Provision for income taxes	25,685	8,181	622	6,171
Net income (loss)	1,141,255	3,733,707	(270,342)	3,588,300
Net income (loss) per share (1):
Basic	$0.12	$0.65	$(4.17)	$2.08
Diluted	$0.11	$0.40	$(4.30)	$(2.86)
Weighted average shares used in calculating income (loss) per share (1):
Basic	9,485,271	3,373,316	651,593	555,805
Diluted	10,361,373	4,667,503	651,593	555,805

(1)

See Note 1 of Notes to Financial Statements for an explanation of the method used to calculate net income or loss per share and the number of shares used in the computation of the net per share amounts.

	As of December 31,
	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$15,026,068	$45,161,403	$5,335,913	$3,590,745
Short-term investments	21,287,064	—	—	—
Working capital	36,352,509	41,573,071	1,802,826	3,412,680
Total assets	56,297,908	56,063,503	15,260,414	8,733,058
Preferred stock warrant liability	—	—	709,504	809,974
Long-term notes payable	—	1,333,333	2,721,865	346,873
Preferred redeemable convertible stock	—	—	43,106,906	40,724,356
Preferred convertible stock	—	—	5,968,549	5,968,549
Additional paid in capital	89,907,766	88,582,470	—	—
Accumulated deficit	(42,409,741)	(43,550,996)	(46,475,746)	(44,389,408)
Total stockholders’ equity (deficit)	46,224,979	45,032,402	(39,412,822)	(37,670,138)

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

Overview

We are a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, including connected home, enterprise, automotive, and Internet of Things, or IOT. Our innovative antenna systems are designed to address key challenges with wireless system performance faced by our customers.  We provide solutions to complex Radio Frequency, or RF, engineering challenges and help improve wireless services that require higher throughput, broad coverage footprint, and carrier grade quality. Our antennas are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet and asset tracking devices. Through our pedigree in the design, integration, and testing of high performance embedded antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN, market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and system designers who depend on us to achieve their wireless performance goals. We also develop embedded and external antenna technology for emerging technologies, such as Long-Term Evolution, or LTE, 5G, and low power wide area networking, or LPWAN.

We shipped approximately 158 million antenna products worldwide in 2017 enabling approximately 45 million devices.  Our products are found in a broad range of devices that generally enable Wi-Fi connectivity for data and video coverage. We sell our products to OEMs and ODMs. These companies compete based on product performance, product features, price, and other factors. While our products are found in devices manufactured by global OEMs and ODMs, the products end up primarily in the end-user devices that are deployed in carrier, enterprise, and residential wireless networks and systems. Our global sales force works with telecommunications and broadband carriers and retail-focused customers who seek high performance, reliable wireless solutions. By working with these end-user carriers and retail-focused customers, we seek to have service providers influence OEMs and ODMs to specify our antennas for the products they provide to their end-user customers. Our direct sales team works directly with customers, and also works with indirect channel partners who pursue sales opportunities that are based in the United States, Canada, Europe, and Asia Pacific.

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

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2017, 45% of our product revenues were from devices in the marketplace for over two years and 30% for devices in the marketplace for one to two years and 25% for devices in the marketplace for less than one year.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors, including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including the automotive, fleet, and industrial IoT space, the average selling price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. We have seen the number of devices shipped decrease by 8.2 million devices and the number of antennas per device increase by 0.5 antennas per device for the year ended December 31, 2017, when compared to the year ended December 31, 2016. Our ability to maintain or increase our sales depends on new and existing end-customers selecting our antenna solutions for their heterogeneous next-generation wireless devices and networks depends on the proliferation of Wi-Fi connected home devices and data intensive applications, investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally, as well as successfully integrating past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in this annual report in greater detail under the section entitled “Risk Factors.”

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

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna products that are shipped for our customers’ devices. This primarily includes manufacturing costs of our products payable to our third-party contract manufacturers, as well as manufacturing costs incurred at our manufacturing facility in Arizona. The cost of goods sold that we generate from services provided to customers primarily includes personnel costs.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expense also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expense to increase in absolute dollars as we increase investments in strategic partnerships and increase the size of our sales and marketing organizations in support of our investment in our growth opportunities, although our sales and marketing expense may fluctuate as a percentage of total sales.

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

Other Income

Interest Income. Interest income consists of interest from our cash and cash equivalents and our short-term investments.

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

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes. Significant judgments and estimates based on interpretations of existing tax laws or regulations in the United States are required in determining our provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of our future taxable income could impact the deferred tax assets and liabilities provided for in the consolidated financial statements and would require an adjustment to the provision for income taxes.

In accordance with the 2017 Tax Act, we have recorded a provision for income taxes of $25,685. The impact of the 2017 Tax Act primarily represents the impact of revaluing our U.S. deferred tax assets based on the rates at which they are expected to reverse in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from a tax range of 15% to 35% to a flat 21% corporate income tax rate, effective for our 2018 tax year.

Results of Operations

The following tables set forth our operating results for the periods presented as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Year Ended December 31,
	2017	2016	2015
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of goods sold	52.9%	55.6%	58.1%
Gross profit	47.1%	44.4%	41.9%
Operating expenses:
Research and development	14.8%	12.9%	15.3%
Sales and marketing	14.2%	13.1%	14.5%
General and administrative	16.2%	10.4%	12.4%
IPO costs	—	—	0.8%
Total operating expenses	45.2%	36.4%	43.1%
Income (loss) from operations	1.9%	8.0%	(1.2)%
Other income	(0.4)%	(0.7)%	(0.2)%
Income (loss) before income taxes	2.3%	8.7%	(1.0)%
Provision for income taxes	0.1%	0.0%	0.0%
Net income (loss)	2.2%	8.7%	(1.0)%

Comparison of the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change

Sales	$49,521,171	$43,433,867	$6,087,304	14.0%

	For the Year Ended December 31,
	2016	2015	Increase/(Decrease)	% Change

Sales	$43,433,867	$27,793,073	$15,640,794	56.3%

The increase in sales of $6.1 million to $49.5 million for the year ended December 31, 2017 was primarily driven by an increase in product sales of which $5.2 million in sales of products acquired in connection with the acquisition of the Antenna Plus assets. The total number of devices within our organic business decreased by 8.2 million devices to 45.4 million devices for the year ended December 31, 2017 when compared to the year ended December 31, 2016.  This decrease in the number of devices was primarily driven by a decrease in set-top box and television devices.  The average number of antennas per device increased from 2.97 antennas per device for the year ended December 31, 2016 to 3.49 antennas per device for the year ended December 31, 2017.  The average selling price per device for the year ended December 31, 2017 increased to $0.96 as compared to $0.79 for the year ended December 31, 2016.  Overall demand in the set-top-box and carrier gateway markets and the incorporation of our antennas in new devices, offset by a decrease in demand in the television market and products reaching the end of their lifecycle, contributed to the increase in sales for the year ended December 31, 2017 when compared to the year ended December 31, 2016.

The increase in sales of $15.6 million to $43.4 million for the year ended December 31, 2016 was primarily driven by an increase in product sales, of which $5.0 million was associated with sales of products acquired in connection with the acquisition of certain North American assets from Skycross.  Total devices increased by 19.0 million devices to 53.6 million devices for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The average number of antennas per device increased from 2.53 antennas per device for the year ended December 31, 2015 to 2.97 antennas per device for the year ended December 31, 2016.  The average selling price per device for the year ended December 31, 2016 increased to $0.79 as compared to $0.78 for the year ended December 31, 2015.  During the year ended December 31, 2016, we sold significantly more board mounted antennas which do not require cables or connectors.  Board mounted antennas tend to have lower per unit pricing and higher margins.  Additionally, overall demand in the set-top-box and television markets and the incorporation of our antennas in new devices offset by products reaching the end of their lifecycle, contributed to the increase in sales for the year ended December 31, 2016 when compared to the year ended December 31, 2015.

Cost of Goods Sold

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change

Cost of goods sold	$26,218,965	$24,156,792	$2,062,173	8.5%

	For the Year Ended December 31,
	2016	2015	Increase/(Decrease)	% Change

Cost of goods sold	$24,156,792	$16,148,163	$8,008,629	49.6%

The increase in cost of goods sold between the years ended December 31, 2017 and December 31, 2016, was primarily due to the increase in sales associated with the acquisition of the Antenna Plus assets and sales within the carrier gateway and set-top-box markets offset by a decline in sales in the television product market.  For the year ended December 31, 2017, our cost of goods sold included $2.3 million of cost of goods sold associated with the acquisition of the Antenna Plus assets.

The increase in cost of goods sold between the years ended December 31, 2016 and December 31, 2015 was primarily due to an increase in products sales.

Gross Profit

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change

Gross profit	$23,302,206	$19,277,075	$4,025,131	20.9%
Gross profit (percentage of sales)	47.1%	44.4%		2.7%

	For the Year Ended December 31,
	2016	2015	Increase/(Decrease)	% Change

Gross profit	$19,277,075	$11,644,910	$7,632,165	65.5%
Gross profit (percentage of sales)	44.4%	41.9%		2.5%

Gross profit as a percentage of sales increased 2.7% for the year ended December 31, 2017 as compared to the year ended December 31, 2016.  The increase in gross profit as a percentage of sales was primarily driven by a shift in the sales mix for the year ended December 31, 2017 when compared to the year ended December 31, 2016.

Gross profit as a percentage of sales increased 2.5% for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to an increase in sales of board mounted antennas, which do not require cables or connectors. Board mounted antennas tend to have lower per unit pricing and higher gross margins. We anticipate the sales of board mounted antennas as a percentage of sales mix will be lower in future periods which may cause gross profit as a percentage of sales to decline.

Operating Expenses

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$7,319,575	$5,622,132	$1,697,443	30.2%
Sales and marketing	7,012,829	5,670,625	1,342,204	23.7%
General and administrative	8,000,602	4,532,151	3,468,451	76.5%
Total	$22,333,006	$15,824,908	$6,508,098	41.1%

	For the Year Ended December 31,
	2016	2015	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$5,622,132	$4,257,400	$1,364,732	32.1%
Sales and marketing	5,670,625	4,035,591	1,635,034	40.5%
General and administrative	4,532,151	3,453,288	1,078,863	31.2%
IPO costs	-	229,332	(229,332)
Total	$15,824,908	$11,975,611	$3,849,297	32.1%

Research and Development

Research and development expense increased $1.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $0.7 million increase in operating expenses associated with the acquisition of the Antenna Plus assets, $0.7 million increase in personnel expenses associated with headcount increases and $0.3 million increase miscellaneous research and development expenses.

Research and development expense increased $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a $0.8 million increase in personnel expenses associated with headcount increases, $0.2 million increase in product development, and $0.3 million increase in miscellaneous research and development expenses.

Sales and Marketing

Sales and marketing expense increased $1.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $0.6 million increase in operating expenses associated with the acquisition of the Antenna Plus assets, $0.5 million increase in personnel expenses associated with headcount increases, $0.1 million increase in travel and entertainment and $0.1 million increase in miscellaneous sales and marketing expenses.

Sales and marketing expense increased $1.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a $1.1 million increase in personnel expenses associated with headcount increases, $0.2 million increase in travel and entertainment expenses, and $0.2 million increase in miscellaneous sales and marketing expenses.

General and Administrative

General and administrative expense increased $3.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $0.9 million increase in acquisitions costs, $0.8 million increase in costs of being a public company, $0.7 million increase in operating expenses associated with the acquisition of the Antenna Plus assets, $0.6 million increase in personnel expenses associated with headcount increases, $0.2 million increase in expenses due to the completion of the R&D tax credit study and $0.1 million increase in corporate legal expenses.

General and administrative expense increased $1.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $0.4 million due to the amortization of the intangible assets acquired with the acquisition of certain North American assets from Skycross, an increase of $0.3 million in personnel expenses associated with headcount increases and bonus payouts and an increase of $0.2 million of indirect costs related to our public equity offerings.

Other Expense (Income)

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(296,451)	$(7,803)	$(288,648)	3699.2%
Interest expense	98,711	178,371	(79,660)	-44.7%
Fair market value adjustment, warrants	—	(460,289)	460,289	-100.0%
Total	$(197,740)	$(289,721)	$91,981	-31.7%

	For the Year Ended December 31,
	2016	2015	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(7,803)	$—	$(7,803)	0.0%
Interest expense	178,371	39,489	138,882	351.7%
Fair market value adjustment, warrants	(460,289)	(85,325)	(374,964)	439.5%
Exercise and expiration of warrants	—	(15,145)	15,145	-100.0%
Total	$(289,721)	$(60,981)	$(228,740)	375.1%

Other income decreased $0.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease in the warrant fair market value adjustment in the amount of $0.5 million and an increase in interest expense in the amount of $0.8 million, offset by an increase in interest income in the amount of $0.3 million.

Other income increased $0.2 million from December 31, 2015 to December 31, 2016 primarily due to the conversion of warrants into common stock and related adjustments to record the warrants to their fair market value in 2016.  This increase was offset by $0.1 million increase in interest expense on our outstanding loans.

Liquidity and Capital Resources

We had cash and cash equivalents of $15.0 million and $21.3 million in short-term investments at December 31, 2017. In August 2017, we transferred a portion of our cash into an investment account.  In April 2017, we paid approximately $6.3 million in cash, net of post-closing working capital adjustments, in connection with the acquisition of the Antenna Plus assets.  In August 2016, we completed our initial public offering, or IPO, and received net proceeds of approximately $11.0 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and offering-related transaction costs. In December 2016, we completed our public offering of common stock and received net proceeds of approximately $26.0 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $42.4 million at December 31, 2017.

Since inception, we have primarily financed our operations and capital expenditures through private sales of preferred stock, public offerings of our common stock and cash flows from our operations. We have raised an aggregate of $29.5 million in net proceeds from the issuance of our preferred stock and convertible promissory notes and $37.0 million from the sale of common stock in public offerings.

As of December 31, 2017, we had approximately $1.3 million outstanding under a term loan pursuant to our amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit for $10.0 million. As of December 31, 2017, there was no balance owed on the line of credit.

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million shares of our common stock over the twelve month period following the establishment of the program.  The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized but unissued shares of common stock.  During the year ended December 31, 2017, we repurchased 135,000 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $9.40, for a total cost of $1.3 million.

In December 2013, we amended our amended and restated loan and security agreement with Silicon Valley Bank to provide for growth capital term loans of $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which time it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest was due. The growth capital term loan interest rate was 6.5%. We must maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the amended and restated loan and security agreement of 1.00 to 1.00 or greater. The line of credit is available as long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the amended and restated loan and security agreement of 1.25 to 1.00. If this liquidity ratio is not met, the line of credit will only allow for maximum advances of 80% of the aggregate face amount of all eligible receivables. As of December 31, 2017, the line of credit bore interest at the U.S. prime rate (4.50% as of December 31, 2017) plus 1.25%, and matured in April 2017, subject to certain minimum EBITDA requirements in every quarter. The lender has a first security interest in all of our assets, excluding intellectual property, for which the lender has received a negative pledge. The amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. Effective September 2017, we amended the loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement requires that we maintain either (1) a minimum cash balance of unrestricted cash at Silicon Valley Bank or one of its affiliates of no less than $25.0 million; or a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for December 31, 2017 the minimum EBITDA is $750,000). The interest rate of the additional term loan is 5.0%. As of December 31, 2017, $1.3 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line and the additional term loan as of December 31, 2017.

On January 31, 2018, we entered into a second amended and restated loan and security agreement with Silicon Valley Bank.  The second amended and restated loan and security agreement amends and restates the terms of our amended and restated loan and security agreement with Silicon Valley Bank.  The agreement, among other things, increases the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modifies certain existing financial covenants.  Under the second amended and restated loan and security agreement, we may borrow up to $10.0 million under the line of credit, subject to a borrowing base limit of 80% of the aggregate face amount of all eligible receivables.  The agreement removed the minimum EBITDA requirement previously applicable to the line of credit and term loan, and maintained the liquidity ratio financial covenant such we must maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the second amended and restated loan and security agreement minus deferred revenue of 1.25 to 1.00.  We will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (or, if unavailable, the SVB prime rate) on a monthly basis, so long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the second amended and restated loan and security agreement minus deferred revenue of 1.50 to 1.00.  If this liquidity ratio is not met, we will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (or if unavailable, the SVB prime rate) on a monthly basis.  Borrowings outstanding on the amended and restated loan and security agreement will continue to be repaid in equal monthly installments of interest and principal and matures on December 1, 2018.  The revolving line of credit matures on January 31, 2020.

We plan to continue to invest for long-term growth, including expanding our sales force and engineering organizations and making additional capital expenditures to further penetrate markets both in the United States and internationally, as well as expanding our research and development for new product offerings and technology solutions and increasing our sales and marketing initiatives by entering into strategic partnerships. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance together with cash proceeds from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$(254,656)	$4,669,277	$1,848,825
Net cash used in investing activities	(27,824,279)	(275,649)	(4,132,854)
Net cash provided by (used in) financing activities	(2,056,400)	35,431,862	4,029,197
Net increase (decrease) in cash and cash equivalents	$(30,135,335)	$39,825,490	$1,745,168

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $0.3 million for the year ended December 31, 2017. This was primarily driven by our net income of $1.1 million, net non-cash operating expenses of $1.7 million and the change in operating assets and liabilities of $3.1 million.

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

Net Cash Used in Investing Activities. Net cash used in investing activities was $27.8 million for the year ended December 31, 2017.  This consisted of $22.0 million in purchases of available-for-sale securities, $6.3 million in cash paid for the acquisition of the Antenna Plus assets, $0.3 million of purchases of property and equipment, offset by $0.8 million in maturities of available-for-sale securities.

Net cash used in investing activities was $0.3 million for the year ended December 31, 2016.  This consisted of the purchase of property and equipment.

Net cash used in investing activities was $4.1 million for the year ended December 31, 2015.  This primarily consisted of cash used in the acquisition of certain North American assets of Skycross.

Net Cash Provided by (Used in) Financing Activities. Net financing activities for the year ended December 31, 2017 used net cash of $2.1 million and primarily consisted of repayment of notes payable in the amount of $1.4 million, common stock repurchases in the amount of $1.3 million offset by proceeds from the exercise of stock options in the amount of $0.6 million.

Net financing activities for the year ended December 31, 2016 provided net cash of $35.4 million and primarily consisted of net proceeds received from our IPO and subsequent public offering of common stock in the amount of $36.8 million, collectively, offset by the repayment of notes in the amount of $1.6 million.

Net financing activities for the year ended December 31, 2015 provided net cash of $4.0 million and primarily consisted of the proceeds from notes payable.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Leases
Office leases	$2,464	$972	$1,469	$23	$—
Notes Payable (1)	1,333	1,333	—	—	—
Total	$3,797	$2,305	$1,469	$23	$—
(1)	Notes payable represents amounts outstanding under our term loan with Silicon Valley Bank.

We have entered into lease agreements for office space and research facilities in San Diego, California; Rancho Santa Fe, California; Poway, California; Scottsdale, Arizona; Melbourne, Florida; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom; under non-cancelable operating leases that expire at various dates through 2020.

We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2017, we have no significant accruals recorded. Our financial position and operating results could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

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

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. To date, pricing credits and returns under these provisions have been insignificant; accordingly, our allowance for sales returns and pricing credits was insignificant as of December 31, 2017 and 2016.

To date, services revenues have been immaterial as a percentage of total revenues. Service revenues are recognized ratably over the term of the agreement.

Business Combinations

We use an outside third party consultant to help determine the allocation of the purchase price of a business combination to the assets acquired and liabilities assumed, such as for our acquisition of the Skycross and Antenna Plus assets and related liabilities.  The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, are determined based on estimates and assumptions made by management.  We record any excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill.  These valuations require us to make significant estimates and assumptions, especially with respect to intangible assets.

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

We recorded stock-based compensation expense of approximately $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill.  For public entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2019.  For nonpublic entities, ASU 2017-04 is effective for fiscal years beginning after December 15, 2021.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which simplifies the way cash receipts and cash payments are presented on the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. For nonpublic entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We have adopted this pronouncement.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years on a prospective basis. For nonpublic entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019.  Early application is not permitted.  We are evaluating the effect that ASU 2016-01 will have on our financial statements and related disclosure.  We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, or ASU 2014- 09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. For public entities, ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  For nonpublic entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2019. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method, nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our investment portfolio is exposed to market risk from changes in interest rates.  The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates.  Under our current investment policies, we do not use interest rate derivative instruments to manager exposure to interest rate changes.  We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  We maintain a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not material affect the fair value of our interest sensitive financial statements.

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. At December 31, 2017, our undrawn revolving credit facility under our loan and security agreement with Silicon Valley Bank bore interest at the U.S. prime rate (4.50% as of December 31, 2017) plus 1.25% and was subsequently amended and restated on January 31, 2018, and currently bears interest at the Wall Street Journal prime rate plus 1.00%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the Wall Street Journal prime rate.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal controls over financial reporting may not prevent or detect all misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 16.    FORM 10-K SUMMARY

None.

Airgain, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Airgain, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Airgain, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimated made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2012.

/s/ KPMG LLP

San Diego, California

March 15, 2018

Airgain, Inc.

Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,026,068	$45,161,403
Short term investments	21,287,064	—
Trade accounts receivable	8,418,132	5,154,996
Inventory	741,557	146,815
Prepaid expenses and other current assets	609,786	349,550
Total current assets	46,082,607	50,812,764
Property and equipment, net	1,036,860	807,086
Goodwill	3,700,447	1,249,956
Customer relationships, net	4,075,918	2,822,918
Intangible assets, net	1,052,333	286,719
Other assets	349,743	84,060
Total assets	$56,297,908	$56,063,503
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,969,083	$3,949,005
Accrued bonus	2,224,517	1,748,551
Accrued liabilities	1,121,833	1,072,242
Deferred purchase price	1,000,000	1,000,000
Current portion of long-term notes payable	1,333,333	1,388,563
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	9,730,098	9,239,693
Long-term notes payable	—	1,333,333
Deferred tax liability	7,971	6,166
Deferred rent obligation under operating lease	334,860	451,909
Total liabilities	10,072,929	11,031,101
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at December 31, 2017 and December 31, 2016; 9,616,992 and 9,275,062 shares issued at December 31, 2017 and December 31, 2016, respectively; 9,481,992 and 9,275,062 shares outstanding at December 31, 2017 and December 31, 2016, respectively	961	928
Additional paid in capital	89,907,766	88,582,470
Treasury stock, at cost: 135,000 shares and no shares at December 31, 2017 and December 31, 2016, respectively	(1,257,100)	—
Accumulated other comprehensive loss	(16,907)	—
Accumulated deficit	(42,409,741)	(43,550,996)
Total stockholders’ equity	46,224,979	45,032,402
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$56,297,908	$56,063,503

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Operations

	For the Year Ended December 31,
	2017	2016	2015
Sales	$49,521,171	$43,433,867	$27,793,073
Cost of goods sold	26,218,965	24,156,792	16,148,163
Gross profit	23,302,206	19,277,075	11,644,910
Operating expenses:
Research and development	7,319,575	5,622,132	4,257,400
Sales and marketing	7,012,829	5,670,625	4,035,591
General and administrative	8,000,602	4,532,151	3,453,288
IPO costs	—	—	229,332
Total operating expenses	22,333,006	15,824,908	11,975,611
Income (loss) from operations	969,200	3,452,167	(330,701)
Other (income) expense:
Interest income	(296,451)	(7,803)	—
Interest expense	98,711	178,371	39,489
Fair market value adjustment - warrants	—	(460,289)	(85,325)
Exercise and expiration of warrants	—	—	(15,145)
Total other (income) expense	(197,740)	(289,721)	(60,981)
Income (loss) before income taxes	1,166,940	3,741,888	(269,720)
Provision for income taxes	25,685	8,181	622
Net income (loss)	1,141,255	3,733,707	(270,342)
Accretion of dividends on preferred convertible stock	—	(1,537,021)	(2,444,954)
Net income (loss) attributable to common stockholders	$1,141,255	$2,196,686	$(2,715,296)
Net income (loss) per share:
Basic	$0.12	$0.65	$(4.17)
Diluted	$0.11	$0.40	$(4.30)
Weighted average shares used in calculating income (loss) per share
Basic	9,485,271	3,373,316	651,593
Diluted	10,361,373	4,667,503	651,593

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2017	2016	2015
Net income (loss)	$1,141,255	$3,733,707	$(270,342)
Unrealized loss on available-for-sale securities	(16,907)	—	—
Total comprehensive income (loss)	$1,124,348	$3,733,707	$(270,342)

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Stockholders’ Equity (Deficit)

	Preferred Convertible Stock		Common Stock		Additional Paid-in	Treasury	Note to	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Employee	Loss	Deficit	Equity
Balance at December 31, 2014	6,244,174	$5,968,549	625,282	$1,017,003	$—	$—	$(266,282)	$—	$(44,389,408)	$(37,670,138)
Stock-based compensation	—	—	—	—	341,554	—	—	—	—	341,554
Shares issued pursuant to stock awards	—	—	16,300	—	—	—	—	—	—	—
Exercise of stock options	—	—	24,260	77,372	—	—	—	—	—	77,372
Forgiveness of note to employee	—	—	—	—	—	—	266,282	—	—	266,282
Effect of accretion to redemption value	—	—	—	—	(341,554)	—	—	—	(1,815,996)	(2,157,550)
Net loss	—	—	—	—	—	—	—	—	(270,342)	(270,342)
Balance at December 31, 2015	6,244,174	$5,968,549	665,842	$1,094,375	$—	$—	$—	$—	$(46,475,746)	$(39,412,822)
Stock-based compensation	—	—	—	—	298,535	—	—	—	—	298,535
Conversion of warrants	—	—	127,143	—	249,215	—	—	—	—	249,215
Exercise of stock options	—	—	58,155	112,101	25,302	—	—	—	—	137,403
Effect of accretion to redemption value	—	—	—	—	(547,750)	—	—	—	(808,957)	(1,356,707)
Change in par value from no par value to $0.0001	—	—	—	(1,206,391)	1,206,391	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	1,700,100	170	10,816,808	—	—	—	—	10,816,978
Issuance of warrants to underwriters	—	—	—	—	126,218	—	—	—	—	126,218
Conversion of preferred redeemable convertible stock to common stock upon initial public offering	—	—	3,778,753	378	44,463,235	—	—	—	—	44,463,613
Conversion of preferred convertible stock to common stock upon initial public offering	(6,244,174)	(5,968,549)	1,259,187	126	5,968,423	—	—	—	—	—
Issuance of common stock upon secondary public offering, net of issuance costs	—	—	1,685,882	169	25,976,093	—	—	—	—	25,976,262
Net income	—	—	—	—	—	—	—	—	3,733,707	3,733,707
Balance at December 31, 2016	—	$—	9,275,062	$928	$88,582,470	$—	$—	$—	$(43,550,996)	$45,032,402
Stock-based compensation	—	—	—	—	736,066	—	—	—	—	736,066
Exercise of stock options	—	—	284,455	28	588,454	—	—	—	—	588,482
Shares issued pursuant to stock awards	—	—	57,475	5	(5)	—	—	—	—	—
Common stock repurchases	—	—	(135,000)	—	—	(1,257,100)	—	—	—	(1,257,100)
Reversal of costs related to secondary offering	—	—	—	—	781	—	—	—	—	781
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(16,907)	—	(16,907)
Net income	—	—	—	—	—	—	—	—	1,141,255	1,141,255
Balance at December 31, 2017	—	$—	9,481,992	$961	$89,907,766	$(1,257,100)	$—	$(16,907)	$(42,409,741)	$46,224,979

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,141,255	$3,733,707	$(270,342)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	436,247	495,347	458,734
Amortization	581,386	373,350	14,013
Fair market value adjustment - warrants	—	(460,289)	(85,325)
Exercise and expiration of warrants	—	—	(15,145)
Amortization of discounts on investments, net	(91,485)	—	—
Stock-based compensation	736,066	298,535	341,554
Forgiveness of note to employee	—	—	266,282
Deferred tax liability	1,805	6,166	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,678,746)	(1,422,998)	210,140
Inventory	(161,972)	(27,082)	(119,733)
Prepaid expenses and other assets	(525,919)	(120,567)	(36,265)
Accounts payable	(101,801)	1,075,534	298,918
Accrued bonus	475,966	413,051	516,409
Accrued liabilities	49,591	411,255	361,067
Deferred obligation under operating lease	(117,049)	(106,732)	(91,482)
Net cash provided by (used in) operating activities	(254,656)	4,669,277	1,848,825
Cash flows from investing activities:
Purchases of available-for-sale securities	(21,962,486)	—	—
Maturities of available-for-sale securities	750,000	—	—
Cash paid for acquisition	(6,348,730)	—	(4,000,000)
Purchases of property and equipment	(263,063)	(275,649)	(132,854)
Net cash used in investing activities	(27,824,279)	(275,649)	(4,132,854)
Cash flows from financing activities:
Proceeds from notes payable	—	—	4,000,000
Repayment of notes payable	(1,388,563)	(1,624,999)	(273,175)
Proceeds from initial public offering and issuance of warrants to underwriters	—	13,600,800	—
Costs related to initial public offering	781	(2,657,604)	—
Proceeds from secondary public offering	—	26,797,094	—
Costs related to secondary public offering	—	(820,832)	—
Proceeds from exercise of warrants	—	—	225,000
Common stock repurchases	(1,257,100)	—	—
Proceeds from exercise of stock options	588,482	137,403	77,372
Net cash provided by (used in) financing activities	(2,056,400)	35,431,862	4,029,197
Net increase (decrease) in cash and cash equivalents	(30,135,335)	39,825,490	1,745,168
Cash and cash equivalents, beginning of period	45,161,403	5,335,913	3,590,745
Cash and cash equivalents, end of period	$15,026,068	$45,161,403	$5,335,913
Supplemental disclosure of cash flow information
Interest paid	$98,711	$177,460	$39,489
Taxes paid	$102,819	$—	$6,171
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series E, F, and G preferred redeemable convertible stock to redemption amount	$—	$1,356,707	$2,157,549
Conversion of warrants	$—	$249,215	$—
Conversion of preferred stock into common stock	$—	$50,432,162	$—

See accompanying notes to the financial statements.

Airgain, Inc.

Notes to Financial Statements

(1)	Significant Accounting Policies
(a)	Description of Business

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995 and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, including connected home, enterprise, automotive, and Internet of Things, (IoT). The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide. The Company’s headquarters is in San Diego, California with office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Taipei, Taiwan, Gyeonggi-do, Korea, Shenzhen and Jiangsu, China and Cambridgeshire, United Kingdom and a design and manufacturing plant/facility in Scottsdale, Arizona.

(b)	Basis of Presentation

The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).

(c)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures.  The Company has not yet selected a transition method, nor has the Company determined the effect of the standard on the Company’s ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and interim periods in fiscal years beginning after December 15, 2020.  The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.  The Company has not yet selected a transition method nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

(d)	Segment Information

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

(e)	Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Airgain, Inc.

Notes to Financial Statements

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities.  The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date.  All short-term investments are classified as available-for-sale securities as of December 31, 2017 and are recorded at estimated fair value.  Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity.  Realized gains and losses are included in other (income) expense, in the statement of operations.  The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

(f)	Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. The allowance for doubtful accounts was $0 as of December 31, 2017 and December 31, 2016.

(g)	Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. The Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet.  With the acquisition of substantially all of the assets of Antenna Plus, LLC (“Antenna Plus”), in April 2017, the Company began manufacturing products at its Scottsdale, Arizona and Shullsburg, Wisconsin locations.  In July 2017, the Company relocated all of its product manufacturing operations in Shullsburg, Wisconsin to the Scottsdale, Arizona facility.  See Note 4 for additional information relating to the Company’s acquisition of the Antenna Plus assets.

Inventory is stated at the lower of cost or market. For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO).  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of December 31, 2017, the Company’s inventories consist primarily of raw materials.  Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.  As of December 31, 2017, there is no provision for excess and obsolete inventories.

(h)	Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. The estimated useful lives for leasehold improvements is determined as either the estimated useful life of the asset or the lease term, whichever is shorter. Amortization of assets that are recorded under capital leases are included in depreciation expense.  Maintenance and repairs are expensed as incurred.  Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included as an operating expense.

Airgain, Inc.

Notes to Financial Statements

(i)	Goodwill

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended December 31, 2017, was due to an acquisition during 2017.  See Note 5.

The Company reviews goodwill for impairment annually on December 1st and whenever events or changes in circumstances indicate that goodwill may be impaired.  The Company completed its annual assessment for goodwill impairment in December 2017 and determined that goodwill is not impaired as of December 31, 2017.

(j)	Long-lived Assets

The Company’s identifiable intangible assets are comprised of acquired developed technologies, customer relationships, tradenames and non-compete agreements. The cost of the identifiable intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of long-lived assets and finite-lived intangible assets. Long- lived assets and finite-lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, the impairment recognized is equal to the amount by which the carrying value of the asset exceeds its fair value.

(k)	Revenue Recognition

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

A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. To date, pricing credits and returns under these provisions have been insignificant; accordingly, the Company recognizes revenue upon shipment to the distributor and the Company’s allowance for sales returns and pricing credits was insignificant for the years ended December 31, 2017, 2016 and 2015.

(l)	Shipping and Transportation Costs

Shipping and other transportation costs are expensed as incurred. Shipping and other transportation costs were $462,297, $321,093 and $221,974 for the years ended December 31, 2017, 2016 and 2015, respectively. These costs are included in general and administrative expenses in the accompanying statements of operations.

(m)	Research and Development Costs

Costs incurred in connection with research and development are expensed as incurred.

(n)	Income Taxes

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

Airgain, Inc.

Notes to Financial Statements

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

(o)	Stock-Based Compensation

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity classified awards are measured at the grant-date fair value of the award. The Company estimates the grant-date fair value using the Black-Scholes-Merton option-pricing model. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized for all stock-based compensation. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $736,066, $298,535 and $341,554, respectively.

(p)	Fair Value Measurements

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the years ended December 31, 2017 and 2016.

The following table provides a rollforward of the Company’s Level 3 fair value measurements during the years ended December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Beginning balance	$—	$709,504
Change in fair value of warrant liability	—	(460,289)
Conversion of warrants	—	(249,215)
Ending balance	$—	$—

Airgain, Inc.

Notes to Financial Statements

(q)	Use of Estimates

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

(r)	Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Accumulated other comprehensive loss on the balance sheet at December 31, 2017 includes unrealized gains and losses on the Company’s available-for-sale securities.

(s)	Net Income or Loss Per Share

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

The following table presents the computation of net income or loss per share:

	For the Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$1,141,255	$3,733,707	$(270,342)
Accretion of dividends on preferred stock	—	(1,537,021)	(2,444,954)
Net income attributable to common stockholders - basic	$1,141,255	$2,196,686	$(2,715,296)
Accretion of dividends on preferred stock	—	125,205	—
Adjustment for change in fair value of warrant liability	—	(460,289)	(85,325)
Net income (loss) attributable to common stockholders - diluted	$1,141,255	$1,861,602	$(2,800,621)
Denominator:
Weighted average common shares outstanding
Basic	9,485,271	3,373,316	651,593
Diluted	10,361,373	4,667,503	651,593
Net income (loss) per share:
Basic	$0.12	$0.65	$(4.17)
Diluted	$0.11	$0.40	$(4.30)

Airgain, Inc.

Notes to Financial Statements

Diluted weighted average common shares outstanding for the year ended December 31, 2017 includes 1,532 warrants and 874,571 options outstanding. Diluted weighted average common shares outstanding for the year ended December 31, 2016 includes 577,529 options outstanding and 716,658 preferred shares.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	For the Year Ended December 31,
	2017	2016	2015
Preferred redeemable convertible stock, including accumulated dividends	—	2,406,894	4,891,205
Employee stock options	513,869	—	756,692
Warrants outstanding	—	51,003	—
Series G preferred stock warrants outstanding	—	—	788,338
Total	513,869	2,457,897	6,436,235

(2)	Cash, Cash Equivalents and Short-Term Investments

The following table shows the Company’s cash and cash equivalents and short-term investments by significant investment category as of December 31, 2017:

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,040,696	$—	$3,040,696	$3,040,696	$—

Level 1 (1):
Money market funds	8,234,751	—	8,234,751	8,234,751	—
U.S. treasury securities	2,490,799	(5,540)	2,485,259	—	2,485,259
Subtotal	10,725,550	(5,540)	10,720,010	8,234,751	2,485,259
Level 2 (2):
Commercial paper	9,716,093	—	9,716,093	—	9,716,093
Corporate debt obligations	6,829,191	(9,414)	6,819,777	—	6,819,777
Repurchase agreements	3,000,233	—	3,000,233	3,000,233	—
Asset-backed securities	3,018,276	(1,953)	3,016,323	750,388	2,265,935
Subtotal	22,563,793	(11,367)	22,552,426	3,750,621	18,801,805

Total	$36,330,039	$(16,907)	$36,313,132	$15,026,068	$21,287,064
(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
(2)

Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The Company’s investments were primarily valued based upon one or more valuations reported by its investment accounting and reporting service provider.  The investment service provider values the securities using a hierarchical security pricing models that relies primarily on valuations provided by a third-party pricing vendor.  Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for underlying instruments or debt,

Airgain, Inc.

Notes to Financial Statements

broker and dealer quotes, as well as other relevant economic measures.  The Company performs certain procedures to corroborate the fair value of its holdings, including comparing valuations obtained from its investment service provider with other pricing sources to validate the reasonableness of the valuations.

The Company typically invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer.  The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.

The following table presents the Company’s short-term investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017:

	Less Than 12 Months
Description of Securities	Estimated Fair Value	Unrealized Losses
December 31, 2017
U.S. treasury securities	$2,485,259	$(5,540)
Corporate debt obligations	6,819,777	(9,414)
Asset-backed securities	2,265,935	(1,953)
Total	$11,570,971	$(16,907)

The Company considers the declines in market value of its short-term investments to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.  As of December 31, 2017, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of December 31, 2017 are as follows:

Estimated Fair Value
Due within one year	$21,287,064
Total	$21,287,064

(3)Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to five years for all other property and equipment.  Property and equipment consist of the following:

	As of December 31,
	2017	2016
Lab equipment	$1,914,911	$1,314,060
Computer equipment	169,366	165,415
Computer software	299,227	299,227
Furniture and fixtures	202,218	184,233
Tenant improvements	763,898	763,898
Other office equipment	63,825	20,591
	3,413,445	2,747,424
Less accumulated depreciation	(2,376,585)	(1,940,338)
	$1,036,860	$807,086

Airgain, Inc.

Notes to Financial Statements

Depreciation expense was $436,247, $495,347 and $458,734 for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)Acquisitions

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

The following table shows the allocation of the purchase price for Antenna Plus to the acquired identifiable assets, liabilities assumed and goodwill:

Consideration:
Cash	$6,383,500
Working capital adjustments	(34,770)
Fair value of total consideration transferred	$6,348,730
Recognized amounts of identifiable assets acquired and liabilities assumed:
Accounts receivable	$584,390
Inventory	432,770
Fixed assets	402,958
Intangible assets	2,600,000
Current liabilities	(121,879)
Total identifiable net assets acquired	3,898,239
Goodwill	2,450,491
Total	$6,348,730

Goodwill was primarily attributable to the anticipated synergies and economies of scale expected from the operations of the combined business.  The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved as a result of the acquisition.  Goodwill is expected to be deductible for tax purposes.

Revenue associated with the acquired Antenna Plus assets since the date of acquisition was $5.2 million for the year ended December 31, 2017.  Cost of goods sold associated with the acquired Antenna Plus assets since the date of acquisition was $2.3 million for the year ended December 31, 2017.  Net income associated with the acquired Antenna Plus assets since the date of acquisition was net income of $0.4 million.

Airgain, Inc.

Notes to Financial Statements

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Antenna Plus had been acquired as of the beginning of the fiscal year 2015.  The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired.  The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business.  Consequently, actual results will differ from the unaudited pro forma information presented below:

	For the Year Ended December 31,
	2017	2016	2015
Pro forma sales	$51,789,215	$50,940,773	$34,112,518
Pro forma income from operations	$1,539,538	$4,436,281	$458,075
Pro forma net income	$1,711,598	$4,717,872	$518,387

Skycross

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, a manufacturer of advanced antenna and radio- frequency solutions. As a result of the acquisition, the Company expects to benefit from the acquisition primarily through the addition of new customers. The goodwill of $1,249,956 arising from the acquisition relates to expected synergies and cost reductions through economies of scale. The amount of goodwill expected to be deductible for tax purposes is $1,249,956.

In addition to the $4.0 million paid up front, the purchase price also includes a contingent consideration arrangement. The $1.0 million of deferred consideration is payable upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross which defines transition services to be provided by Skycross to the Company, and (ii) the date on which the Company has received copies of third party approvals with respect to each customer and program that was purchased. The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement is between $0 and $1.0 million. The fair value of the contingent consideration was estimated by applying the income approach. The income approach is based on estimating the value of the present worth of future net cash flow.

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

The fair value of accounts receivable is $429,267. The contingent consideration of $1.0 million is included in the deferred purchase price balance on the accompanying balance sheets as of December 31, 2017 and 2016.

Airgain, Inc.

Notes to Financial Statements

Revenue associated with the acquired Skycross assets since the date of acquisition was $5.2 million and $5.0 million for the year ended December 31, 2017 and 2016, respectively. Cost of goods sold associated with the acquired Skycross assets since the date of acquisition was $1.7 million and $1.7 million for the year ended December 31, 2017 and 2016, respectively. The acquired assets were not managed as a discrete business by the previous owner. Accordingly, the historical financial information for the assets acquired was impracticable to obtain, and inclusion of pro forma information would require the Company to make estimates and assumptions regarding these assets’ historical financial results that may not be reasonable or accurate. As a result, pro forma results are not presented. It is not practicable to determine net income included in the Company’s operating results relating to Skycross assets since the date of acquisition because the assets have been fully integrated into the Company’s operations, and the operating results of the Skycross assets can therefore not be separately identified.

(5)	Goodwill

Changes to the Company’s goodwill balance during the year ended December 31, 2017 and 2016 are as follows:

Balance at December 31, 2015	$1,249,956
Current period adjustments	—
Balance at December 31, 2016	$1,249,956
Acquisition of Antenna Plus Assets	2,450,491
Balance at December 31, 2017	$3,700,447

(6)	Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	As of December 31, 2017
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$754,082	$4,075,918
Developed technologies	9	1,080,000	142,477	937,523
Tradename	3	120,000	26,667	93,333
Non-compete agreement	3	67,000	45,523	21,477
Total intangible assets, net	10	$6,097,000	$968,749	$5,128,251

	As of December 31, 2016
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$3,150,000	$327,082	$2,822,918
Developed technologies	5	280,000	37,091	242,909
Non-compete agreement	3	67,000	23,190	43,810
Total intangible assets, net	10	$3,497,000	$387,363	$3,109,637

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

Airgain, Inc.

Notes to Financial Statements

Estimated Future Amortization
2018	$676,529
2019	655,052
2020	627,667
2021	598,420
2022	563,000
Thereafter	2,007,583
Total	$5,128,251

Amortization expense was $581,386, $373,350 and $14,013 for the years ended December 31, 2017, 2016 and 2015, respectively.

(7)	Long-term Notes Payable (including current portion) and Line of Credit

In June 2012, the Company amended its line of credit with Silicon Valley Bank. The amended revolving line of credit facility allows for an advance up to $3.0 million. The facility bears an interest rate of prime (4.50% as of December 31, 2017) plus 1.25%. The revolving credit facility is available as long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the facility of 1.25 to 1.00; otherwise, the facility reverts to its previous eligible receivables financing arrangement. The amended facility matures in April 2018. In January 2018, the Company amended and restated the revolving line of credit to increase the amount from $3.0 million to $10.0 million and extend the maturity date to January 31, 2020.  See Note 17 for additional details. The bank has a first security interest in all the Company’s assets excluding intellectual property, for which the bank has received a negative pledge. There was no balance owed on the line of credit as of December 31, 2017 and 2016.

In December 2013, the Company further amended its revolving line of credit under the amended and restated loan and security with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which point it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate was 6.5%. As of December 31, 2017 there was no balance owed under this loan.

In December 2015, the Company further amended its amended and restated loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018. Effective September 2017, the Company further amended its amended and restated loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement requires the Company to maintain, at all times, measured as of the last day of each month (unless otherwise specified) either (i) a minimum cash balance of unrestricted cash at Silicon Valley Bank or its affiliate of not less than $25.0 million or (ii) a liquidity ratio of 1.25 to 1.00 and a minimum EBITDA, measured as of the last day of each fiscal quarter for the previous six month period (for December 31, 2017 the minimum EBITDA is 750,000). The interest rate is fixed at 5%. As of December 31, 2017 and 2016, $1,333,333 and $2,666,666 was outstanding under this loan, respectively.

The remaining principal payments on the $4.0 million term loan subsequent to December 31, 2017 are as follows:

Year ending:
2018	$1,333,333
$1,333,333

The Company was in compliance with all financial term loan and revolving line of credit financial covenants as of December 31, 2017 and 2016.

Airgain, Inc.

Notes to Financial Statements

(8)	Treasury Stock

In August 2017, the Company’s Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $7 million of shares of its common stock over the twelve month period following the establishment of the program.  The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under the Company’s new share repurchase program will be returned to the status of authorized but unissued shares of common stock.

As of December 31, 2017, the Company repurchased 135,000 shares of common stock under the repurchase program. These shares were repurchased at an average price per share of $9.40, for a total cost of $1,257,100.00.

(9)	Income Taxes
(a)	Income Taxes

The December 31, 2017, 2016 and 2015 income tax provision is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal	$21,272	$—	$—
State and local	2,608	2,015	622
Total current provision	23,880	2,015	622
Deferred:
U.S. federal	483	6,124	—
State and local	1,322	42	—
Total deferred provision	1,805	6,166	—
Total tax provision	$25,685	$8,181	$622

Airgain, Inc.

Notes to Financial Statements

(b)	Tax Rate Reconciliation

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2017, 2016 and 2015 is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Income taxes at statutory rates	$396,760	$1,272,242	$(91,705)
State income tax, net of federal benefit	3,910	2,054	411
Permanent items	(5,060)	68,944	32,530
Meals and entertainment	74,755	54,375	40,796
Equity based compensation	(645,512)	48,385	98,637
Warrant liability	—	(156,498)	(34,160)
Corporate tax rate change - impact on deferred income taxes	2,768,458	—	—
Research and development credit	206,801	(141,494)	628,573
Federal NOL adjustment	(386,441)	(206,133)	—
Federal return to provision	53,265	11,104	—
Other federal credits	112,262	—	—
Other	15,695	—	—
Change in federal valuation allowance	(2,569,208)	(944,798)	(674,460)
	$25,685	$8,181	$622
(c)	Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are as follows:

	For the Year Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$4,584,606	$6,786,922
Capitalization of patent costs, goodwill and amortization	221,593	332,901
Capitalization of acquisition costs	84,640	43,523
Research and AMT credits	1,447,479	1,689,883
Stock based compensation	82,085	160,182
Deferred lease obligation	91,017	182,550
Other timing differences	72,787	51,314
	6,584,207	9,247,275
Less valuation allowance	(6,453,466)	(9,028,241)
Total deferred tax assets, net of allowance	$130,741	$219,034
Deferred tax liabilities:
Fixed assets	(104,324)	(219,034)
Goodwill	(34,388)	(6,166)
Total deferred tax liabilities	$(138,712)	$(225,200)
Total deferred tax liabilities	$(7,971)	$(6,166)

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $6,453,466 as of December 31, 2017 as it does not believe it is more likely than not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income

Airgain, Inc.

Notes to Financial Statements

and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future.  Should the Company continue to achieve substantial pre-tax book income during 2018 or be better able to forecast taxable income into the future, the Company may need to release a portion of their federal valuation allowance during 2018. Due to the Company’s relatively low apportionment in California, a release of state-related valuation allowance is unlikely. The Company decreased its valuation allowance by approximately $2,574,764 during the year ended December 31, 2017.

At December 31, 2017, the Company had federal and California tax loss carryforwards of approximately $19,152,650, and $5,715,729, respectively.  The federal and state net operating loss carry forwards begin to expire in 2020 and 2028, respectively, if unused.

At December 31, 2017, the Company had federal and state tax credit carry forwards of approximately $936,228, and $1,192,688, respectively, after reduction for uncertain tax positions.  The Company has not performed a formal research and development credit study with respect to certain of these credits.  The federal credits will begin to expire in 2026, if unused, and the state credits carry forward indefinitely.

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

In December 2017, the Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted.  The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning December 31, 2018.  The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on executive compensation, limitations on the deductibility of interest and capitalization of research and development expenditures.

Reduction of the U.S. Corporate Income Tax Rate: The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.  Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from the graduated tax rate of 34 percent to a 21 percent flat tax, which resulted in $2.8 million increase in tax expense for the year ended December 31, 2017 and a corresponding $2.8 million decrease in net deferred tax assets as of December 31, 2017.  The impact was offset by the Company’s valuation allowance except to the extent of indefinite lived intangibles.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
Beginning unrecognized tax benefits	$1,532,000	$1,408,000
Decreases related to prior year tax positions	(1,001,000)	(53,000)
Increases related to current year tax positions	179,000	177,000
Ending unrecognized tax benefits	$710,000	$1,532,000

Airgain, Inc.

Notes to Financial Statements

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets.  The Company does not foresee material changes to its uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company has an accrual for interest or penalties of $785 and $0 on the Company’s balance sheets as of December 31, 2017 and 2016, respectively, and has recognized interest and/or penalties in the Statement of Operations for the year ended December 31, 2017 in the amount of $785.

Due to the existence of federal and state net operating loss and credit carryovers, the Company’s tax years that remain open and subject to examination by tax jurisdiction are years 2000 and forward for federal and years 2006 and forward for the state of California.

(10)	Stockholders’ Equity (Deficit)
(a)	Preferred Convertible Stock

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

The holders of the Junior Preferred Stock were entitled to receive liquidation preferences upon certain deemed liquidation events at the rate equal to their purchase price per share plus all accrued and unpaid dividends. Upon completion of this distribution, any remaining assets were distributed to the holders of the common stock and to holders of the Junior Preferred Stock and to the holders of the Series E, F, and G Preferred Stock (collectively, Senior Preferred Stock) (on an as converted basis) until all amounts received by the holders of the Series A Preferred Stock were equal to $19.20 per share, the Series D Preferred Stock were equal to $2.168 per share, Series E Preferred Stock were equal to $4.44 per share, Series F Preferred Stock were equal to $5.20 per share, and Series G Preferred Stock were equal to $5.20 per share, the remaining assets were distributed among holders of shares of the common stock. The holders of the Senior Preferred Stock had priority and were made in preference to any payments to the Junior Preferred Stock up to the Senior Preferred Stock’s liquidation preference. The holders of the Junior Preferred Stock had priority and were made in preference to any payments to the holders of the common stock up to the Junior Preferred Stock’s liquidation preference. After distribution of both the Senior Preferred Stock and Junior Preferred Stock’s liquidation preferences, any remaining assets of the Company were distributed to the holders of the common stock.

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

Airgain, Inc.

Notes to Financial Statements

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

In connection with the completion of the Company’s initial public offering (IPO), all 6,244,174 outstanding shares of the Company’s preferred convertible stock automatically converted into an aggregate of 753,611 shares of common stock. In addition, the Company issued 505,576 shares of its common stock in satisfaction of accumulated dividends on such preferred stock as the completion of the IPO.

(b)	Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at December 31, 2017 and December 31, 2016:

	As of December 31,
	2017 (1)	2016
Warrants issued and outstanding	51,003	51,003
Stock option awards issued and outstanding	1,203,627	1,040,387
Authorized for grants under the 2016 Equity Incentive Plan	633,052	709,750
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	100,000
	1,987,682	1,901,140
(1)	Treasury stock in the amount of 135,000 are excluded from the table above.

(11)	Preferred Redeemable Convertible Stock

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

Airgain, Inc.

Notes to Financial Statements

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

The following table provides a rollforward of the preferred redeemable convertible stock during the year ended December 31, 2016:

	Preferred
	redeemable convertible stock
	Shares	Amount
Balance at December 31, 2015	23,271,702	$43,106,906
Effect of accretion to redemption value	—	1,356,707
Conversion of preferred redeemable convertible stock into common stock	(23,271,702)	(44,463,613)
Balance at December 31, 2016	—	$—

In connection with the completion of the IPO, all 23,271,702 outstanding shares of the Company’s preferred redeemable convertible stock automatically converted to 2,327,122 shares of common stock. In addition, the Company issued 1,451,631 shares of its common stock in satisfaction of accumulated dividends on such preferred stock as of the completion of the IPO.  There was no preferred redeemable convertible stock activity in the year ended December 31, 2017.

(12)	Stock Options

In August 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors, and consultants. As of December 31, 2017, 633,052 shares are available for issuance under the 2016 Plan, of which 429,750 shares were rolled from the 2013 Equity Incentive Plan (the 2013 Plan) into the 2016 Plan.

In 2013, the Company’s board of directors adopted the 2013 Plan for employees, directors, and consultants. The common stock authorized under the 2013 Plan is 1,200,000 shares. Under the Plan, the administrator shall have authority to determine which service providers will receive awards, to grant awards and to set all terms and conditions of awards (including, but not limited to, vesting, exercise and forfeiture provisions). Vested options are canceled 90 days after termination of employment and become available for reissuance under the Plan. As of December 31, 2017 and December 31, 2016, no shares were available for issuance under the 2013 Plan.

The service period for stock options granted to employees is generally 1 to 4 years.

Airgain, Inc.

Notes to Financial Statements

The grant-date fair value of each option award is estimated on the date of grant using the Black- Scholes-Merton option-pricing model. The weighted average assumptions for December 31, 2017, 2016 and 2015 grants are provided in the following table. The Company’s lack of historical share option exercise experience does not provide it a reasonable basis upon which to estimate an expected term because of a lack of sufficient data.

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

	As of December 31,
	2017	2016	2015
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	39.37%	41.82%	56.74%
Expected term (years)	6.06	6.07	5.42
Risk-free interest rate	1.9%	1.6%	1.7%

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2014	504,550	$2.60	5.8
Granted	512,402	2.00	9.2
Exercised	(24,260)	3.19	—
Expired/Forfeited	(236,000)	2.77	—
Balance at December 31, 2015	756,692	$2.10	7.6
Granted	359,319	2.60	9.4
Exercised	(58,155)	2.36	3.5
Expired/Forfeited	(17,469)	2.13	2.6
Balance at December 31, 2016	1,040,387	$2.25	7.8
Granted	471,144	14.72	9.1
Exercised	(284,455)	2.07	5.2
Expired/Forfeited	(23,449)	8.22	—
Balance at December 31, 2017	1,203,627	$7.06	8.1
Vested and exercisable at December 31, 2017	523,566	$2.21	7.0
Vested and expected to vest at December 31, 2017	1,203,627	$7.06	8.1

The weighted average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $6.02, $1.23 and $0.84, respectively. For fully vested stock options the aggregate intrinsic value was $3,596,624 and $7,770,086 as of December 31, 2017 and 2016, respectively. For stock options expected to vest the aggregate intrinsic value was $1,469,154 and $4,569,243 as of December 31, 2017 and 2016, respectively. At December 31, 2015, the aggregate intrinsic value for fully vested stock options and stock options expected to vest was immaterial. The total grant date fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $322,804,  $176,597 and $345,174, respectively.

During the year ended December 31, 2016, a total of 57,475 shares of restricted common stock with a fair value of $2.00 per share were issued to the Company’s Chief Financial Officer and Chief Operating Officer of which 100% of the shares vested in the year ended December 31, 2017.

Airgain, Inc.

Notes to Financial Statements

At December 31, 2017, 2016 and 2015, there was $2,453,342, $522,818 and $214,304, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the plans. That cost is expected to be recognized over the next three years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

(13)	Commitments and Contingencies
(a)	Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California; Rancho Santa Fe, California; Poway, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $805,271, $742,829 and $672,526, for the years ended December 31, 2017, 2016 and 2015, respectively. The longest lease expires in December 2020. The Company moved into its new facility in San Diego, California during the year ended December 31, 2014. The new San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at December 31, 2017 were as follows:

Year ending:
2018	$978,873
2019	825,193
2020	502,461
2021	134,529
2022	22,527
$2,463,583

(b)	Indemnification

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

During 2014 the Company entered into employment agreements with its Chief Executive Officer and certain members of its management team. These agreements provide severance in the aggregate amount of $575,000 for termination without cause as defined in the agreements.

Airgain, Inc.

Notes to Financial Statements

(14)	Concentration of Credit Risk
(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the years ended December 31, 2017, 2016 and 2015 and customers that accounted for 10% or more of total trade accounts receivable at December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016	2015
Percentage of net revenue
Customer A	21%	20%	15%
Customer B	13	31	28
Customer C	10	8	1

	As of December 31,
	2017	2016
Percentage of gross trade accounts receivable
Customer A	19%	13%
Customer B	13	18
Customer C	10	13
Customer D	9	16
(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	For the Year Ended December 31,
	2017	2016	2015
Percentage of net revenue
China	67%	74%	64%
Other Asia	10	11	21
North America	18	10	9
Europe	5	5	6

Although the Company ships the majority of antennas to its customers in China (primarily ODM’s and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the year ended December 31, 2017, all of the Company’s products were manufactured in our Shullsburg, Wisconsin and Scottsdale, Arizona facilities and by two vendors in China.  Manufacturing completed in our Shullsburg, Wisconsin facility was transferred to the Scottsdale, Arizona facility once the facility was closed in July 2017.  During the year ended December 31, 2016 and 2015, all of the Company’s products were manufactured by two vendors in China.

(15)	Related-Party Transactions

During the year ended December 31, 2014, the Company provided its Chief Executive Officer a loan of $266,282 for the payment of federal and state income taxes payable by him as the result of issuance of restricted stock. During the year ended December 31, 2015, the Company forgave the loan and incurred $266,282 of expense for the loan forgiveness and an additional $236,414 of expense related to the Chief Executive Officer’s taxes on the loan forgiveness.

Airgain, Inc.

Notes to Financial Statements

(16)	Employee Benefit Plan

The Company established a discretionary 401(k) plan effective January 2005. The 401(k) plan was amended and restated in May 2006. The 401(k) plan covers substantially all employees who have attained age 21. The participants may elect to defer a percentage of their compensation as allowable by law. The Company can make discretionary matching contributions, but so far has not done so.

(17)	Subsequent Events

On January 31, 2018, the Company entered into a second amended and restated loan and security agreement (the Amended Loan Agreement) with Silicon Valley Bank.  The Amended Loan Agreement modified the amended and restated loan and security agreement to, among other things, increase the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modify certain existing financial covenants.

Under the Amended Loan Agreement, the Company may borrow up to $10.0 million under the line of credit, subject to a borrowing base limit of 80% of the aggregate face amount of all eligible receivables.  The Amended Loan Agreement removed the minimum EBITDA requirement previously applicable to the line of credit and term loan, and maintained the liquidity ratio financial covenant such that the Company must maintain a ratio of cash and cash equivalents plus accounts receivable outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00.

The Company will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (or, if unavailable, the Silicon Valley Bank prime rate) on a monthly basis, so long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.50 to 1.00.  If this liquidity ratio is not met, the Company will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (or, if unavailable, the Silicon Valley Bank prime rate) prime rate on a monthly basis.

Borrowings outstanding under the term loan under the amended and restated loan and security agreement will continue to be repaid in equal monthly installments of interest and principal and matures on December 1, 2018.  The revolving line of credit matures on January 31, 2020.

Silicon Valley Bank maintains a first security interest over the Company’s assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

(18)	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016:

Airgain, Inc.

Notes to Financial Statements

	For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$12,807,175	$12,448,436	$13,013,143	$11,252,417
Gross Profit	5,888,332	6,003,892	6,121,524	5,288,458
Total operating expenses	5,418,089	5,803,260	6,248,678	4,862,979
Net income	591,933	234,353	(70,121)	385,090
Basic net income (loss) per share	$0.06	$0.02	$(0.01)	$0.04
Diluted net income (loss) per share	$0.06	$0.02	$(0.01)	$0.04

	For the Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$12,625,966	$12,439,279	$9,856,317	$8,512,305
Gross Profit	5,476,403	5,576,287	4,546,761	3,677,624
Total operating expenses	4,345,198	4,345,965	3,572,915	3,560,830
Net income (loss)	1,100,302	1,183,044	1,311,209	139,153
Basic net loss per share	$0.14	$0.21	$0.97	$(0.70)
Diluted net loss per share	$0.12	$0.16	$0.15	$(0.82)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation, as amended (currently in effect)

3.2(1)	Bylaws, as amended (currently in effect)

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the Registrant’s initial public offering

10.1(3)	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant

10.2(2)	Form of Indemnity Agreement for Directors and Officers

10.3#(3)	Airgain, Inc. 2003 Equity Incentive Plan

10.4#(3)	Form of Stock Option Agreement under the Airgain, Inc. 2003 Equity Incentive Plan

10.5#(3)	Airgain, Inc. 2013 Equity Incentive Plan

10.6#(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the Airgain, Inc. 2013 Equity Incentive Plan

10.7#(3)	Restricted Stock Grant Notice and Restricted Stock Agreement under the Airgain, Inc. 2013 Equity Incentive Plan dated March 1, 2014, by and between Charles Myers and the Registrant

10.8#(2)	Airgain, Inc. 2016 Incentive Award Plan

10.9#(2)	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.10#(2)	Airgain, Inc. 2016 Employee Stock Purchase Plan

10.11#(2)	Non-Employee Director Compensation Policy

10.12#(3)	Employment Agreement, dated October 28, 2013, by and between Charles A. Myers and the Registrant

10.13#(3)	Employment Agreement, dated July 28, 2014, by and between Leo Johnson and the Registrant

10.14#(3)	Services Agreement, dated December 4, 2012, by and between Leo Johnson and the Registrant

10.15#(3)	Employment Agreement, dated January 1, 2014, by and between Glenn Selbo and the Registrant

10.16(4)	Asset Purchase Agreement, dated as of April 7, 2017, by and between the Registrant and MCA Financial Group, Inc. acting as the appointed received for Antenna Plus, LLC.

10.17	Second Amended and Restated Loan and Security Agreement, dated January 31, 2018, by and between Silicon Valley Bank and the Registrant

10.18#(5)	Employment Agreement, dated February 5, 2018, by and between Anil Doradla and the Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2017.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 9, 2018.
#	Indicates management contract or compensatory plan.
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

Date: March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Myers Charles Myers	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018

/s/ Leo Johnson Leo Johnson	Principal Financial Officer and Principal Accounting Officer	March 15, 2018

/s/ James K. Sims James K. Sims	Chairman of the Board	March 15, 2018

/s/ Joan Gillman Joan Gillman	Director	March 15, 2018

/s/ Frances Kordyback Frances Kordyback	Director	March 15, 2018

/s/ Thomas A. Munro Thomas A. Munro	Director	March 15, 2018

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	March 15, 2018