Form 10-Q
period 2018-03-31
AIRGAIN INC
filed 2018-05-10
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 8, 2018, the registrant had 9,669,962 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$15,462,507	$15,026,068
Short term investments	17,515,408	21,287,064
Trade accounts receivable	8,180,047	8,418,132
Inventory	518,688	741,557
Prepaid expenses and other current assets	1,182,034	609,786
Total current assets	42,858,684	46,082,607
Property and equipment, net	1,418,657	1,036,860
Goodwill	3,700,447	3,700,447
Customer relationships, net	3,955,168	4,075,918
Intangible assets, net	1,003,737	1,052,333
Other assets	288,132	349,743
Total assets	$53,224,825	$56,297,908
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,215,806	$3,969,083
Accrued bonus	718,924	2,224,517
Accrued liabilities	1,081,278	1,121,833
Deferred purchase price	1,000,000	1,000,000
Current portion of long-term notes payable	1,000,000	1,333,333
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	8,097,340	9,730,098
Deferred tax liability	10,563	7,971
Deferred rent obligation under operating lease	319,182	334,860
Total liabilities	8,427,085	10,072,929
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 9,669,962 and 9,616,992 shares issued at March 31, 2018 and December 31, 2017, respectively; 9,448,794 and 9,481,992 shares outstanding at March 31, 2018 and December 31, 2017, respectively	966	961
Additional paid in capital	90,370,362	89,907,766
Treasury stock, at cost: 221,168 shares and 135,000 shares at March 31, 2018 and December 31, 2017, respectively	(2,037,013)	(1,257,100)
Accumulated other comprehensive loss	(21,043)	(16,907)
Accumulated deficit	(43,515,532)	(42,409,741)
Total stockholders’ equity	44,797,740	46,224,979
Commitments and contingencies (note 14)
Total liabilities and stockholders’ equity	$53,224,825	$56,297,908

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended March 31,
	2018	2017
Sales	$13,305,098	$11,252,417
Cost of goods sold	7,110,927	5,963,959
Gross profit	6,194,171	5,288,458
Operating expenses:
Research and development	2,269,114	1,596,799
Sales and marketing	2,884,386	1,628,141
General and administrative	2,204,340	1,638,039
Total operating expenses	7,357,840	4,862,979
Income (loss) from operations	(1,163,669)	425,479
Other expense (income):
Interest income	(110,431)	(37,201)
Interest expense	13,904	30,764
Total other income	(96,527)	(6,437)
Income (loss) before income taxes	(1,067,142)	431,916
Provision for income taxes	38,649	46,826
Net income (loss)	$(1,105,791)	$385,090
Net income (loss) per share:
Basic	$(0.12)	$0.04
Diluted	$(0.12)	$0.04
Weighted average shares used in calculating income (loss) per share:
Basic	9,479,742	9,359,562
Diluted	9,479,742	10,201,606

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(1,105,791)	$385,090
Unrealized loss on available-for-sale securities	(4,136)	—
Total comprehensive income (loss)	$(1,109,927)	$385,090

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2017	9,481,992	$961	$89,907,766	$(1,257,100)	$(16,907)	$(42,409,741)	$46,224,979
Stock-based compensation	—	—	358,896	—	—	—	358,896
Exercise of stock options	52,970	5	103,700	—	—	—	103,705
Common stock repurchases	(86,168)	—	—	(779,913)	—	—	(779,913)
Unrealized loss on available-for-sale securities	—	—	—	—	(4,136)	—	(4,136)
Net loss	—	—	—	—	—	(1,105,791)	(1,105,791)
Balance at March 31, 2018	9,448,794	$966	$90,370,362	$(2,037,013)	$(21,043)	$(43,515,532)	$44,797,740

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,105,791)	$385,090
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	121,417	115,447
Amortization	169,346	97,346
Amortization of discounts on investments, net	(8,280)	—
Stock-based compensation	358,896	73,475
Deferred tax liability	2,592	9,834
Changes in operating assets and liabilities:
Trade accounts receivable	238,085	(2,357,941)
Inventory	222,869	38,494
Prepaid expenses and other assets	(510,637)	(75,203)
Accounts payable	246,723	42,917
Accrued bonus	(1,505,593)	(1,149,076)
Accrued liabilities	(40,555)	(268,306)
Deferred obligation under operating lease	(15,678)	(30,739)
Net cash used in operating activities	(1,826,606)	(3,118,662)
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,724,200)	—
Maturities of available-for-sale securities	7,500,000	—
Purchases of property and equipment	(503,214)	(119,312)
Net cash provided by (used in) investing activities	3,272,586	(119,312)
Cash flows from financing activities:
Repayment of notes payable	(333,333)	(388,563)
Reversal of costs related to initial public offering	—	781
Common stock repurchases	(779,913)	—
Proceeds from exercise of stock options	103,705	323,651
Net cash used in financing activities	(1,009,541)	(64,131)
Net increase (decrease) in cash and cash equivalents	436,439	(3,302,105)
Cash and cash equivalents, beginning of period	15,026,068	45,161,403
Cash and cash equivalents, end of period	$15,462,507	$41,859,298
Supplemental disclosure of cash flow information
Interest paid	$15,340	$32,508
Taxes paid	$7,409	$—

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Business Description

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995 and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, including connected home, enterprise, automotive and Internet of Things (IoT). The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide.  The Company’s headquarters is in San Diego, California with office space and research facilities in the United States, United Kingdom and China.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, from which the balance sheet information herein was derived.

The condensed balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The condensed statements of operations for the three months ended March 31, 2018 and March 31, 2017, and the balance sheet data as of March 31, 2018 have been prepared on the same basis as the audited financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018 or for any future period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of intangible assets and goodwill.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the three months ended March 31, 2018 and for the year ended December 31, 2017.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities.  The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date.  All short-term investments are classified as available-for-sale securities as of March 31, 2018 and are recorded at estimated fair value.  Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains and losses are included in other income, in the unaudited condensed statement of operations.  The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

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

Inventory is stated at the lower of cost or net realizable value.  For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO).  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of March 31, 2018, the Company’s inventories consist primarily of raw materials.  Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.  As of March 31, 2018, there is no provision for excess and obsolete inventories.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Accumulated other comprehensive income (loss) on the unaudited condensed balance sheet at March 31, 2018 includes unrealized gains and losses on the Company’s available-for-sale securities.

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2018, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. For public entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, ASU 2016-02 is effective for fiscal year beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020.  The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.  The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. The Company calculates diluted earnings per common share using the treasury stock method and the as-if-converted method, as applicable.

The following table presents the computation of net income (loss) per share:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss)	$(1,105,791)	$385,090
Denominator:
Weighted average common shares outstanding - basic	9,479,742	9,359,562
Plus dilutive effect of potential common shares	—	842,044
Weighted average common shares outstanding - diluted	9,479,742	10,201,606
Net income (loss) per share:
Basic	$(0.12)	$0.04
Diluted	$(0.12)	$0.04

Diluted weighted average common shares outstanding for the three months ended March 31, 2017 includes 10,532 warrants and 831,512 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	Three Months Ended March 31,
	2018	2017
Employee stock options	1,159,062	6,581
Warrants outstanding	51,003	—
Total	1,210,065	6,581

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following table shows the Company’s cash and cash equivalents and short-term investments by significant investment category as of March 31, 2018:

	March 31, 2018
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,692,893	$—	$3,692,893	$3,692,893	$—

Level 1 (1):
Money market funds	5,031,300	—	5,031,300	5,031,300	—
U.S. treasury securities	2,492,664	(5,660)	2,487,004	—	2,487,004
Subtotal	7,523,964	(5,660)	7,518,304	5,031,300	2,487,004
Level 2 (2):
Commercial paper	10,460,305	—	10,460,305	2,987,944	7,472,361
Corporate debt obligations	4,551,681	(9,610)	4,542,071	—	4,542,071
Repurchase agreements	3,000,450	—	3,000,450	3,000,450	—
Asset-backed securities	3,769,665	(5,773)	3,763,892	749,920	3,013,972
Subtotal	21,782,101	(15,383)	21,766,718	6,738,314	15,028,404

Total	$32,998,958	$(21,043)	$32,977,915	$15,462,507	$17,515,408

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,040,696	$—	$3,040,696	$3,040,696	$—

Level 1 (1):
Money market funds	8,234,751	—	8,234,751	8,234,751	—
U.S. treasury securities	2,490,799	(5,540)	2,485,259	—	2,485,259
Subtotal	10,725,550	(5,540)	10,720,010	8,234,751	2,485,259
Level 2 (2):
Commercial paper	9,716,093	—	9,716,093	—	9,716,093
Corporate debt obligations	6,829,191	(9,414)	6,819,777	—	6,819,777
Repurchase agreements	3,000,233	—	3,000,233	3,000,233	—
Asset-backed securities	3,018,276	(1,953)	3,016,323	750,388	2,265,935
Subtotal	22,563,793	(11,367)	22,552,426	3,750,621	18,801,805

Total	$36,330,039	$(16,907)	$36,313,132	$15,026,068	$21,287,064

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
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

The following table presents the Company’s short-term investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018:

	Less Than 12 Months
Description of Securities	Estimated Fair Value	Unrealized Losses
March 31, 2018
U.S. treasury securities	$2,487,004	$(5,660)
Corporate debt obligations	4,542,071	(9,610)
Asset-backed securities	3,013,972	(5,773)
Total	$10,043,047	$(21,043)

The Company considers the declines in market value of its short-term investments to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.  As of March 31, 2018, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of March 31, 2018 are as follows:

Estimated Fair Value
Due within one year	$17,515,408
Total	$17,515,408

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to five years for all other property and equipment.  Property and equipment consist of the following:

	March 31,	December 31,
	2018	2017
Lab equipment	$2,228,032	$1,914,911
Computer equipment	169,366	169,366
Computer software	306,767	299,227
Furniture and fixtures	202,218	202,218
Tenant improvements	894,756	763,898
Other office equipment	115,520	63,825
	3,916,659	3,413,445
Less accumulated depreciation	(2,498,002)	(2,376,585)
	$1,418,657	$1,036,860

Depreciation expense was $121,417 and $115,447 for the three months ended March 31, 2018 and 2017, respectively.

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

Revenue associated with the acquired Antenna Plus assets was $2.3 million for the three months ended March 31, 2018.  Cost of goods sold associated with the acquired Antenna Plus assets was $0.9 million for the three months ended March 31, 2018.  Net income associated with the acquired Antenna Plus assets was net income of $0.7 million for the three months ended March 31, 2018.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Antenna Plus had been acquired as of the beginning of the fiscal year 2017.  The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired.  The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2017 or of the results of future operations of the combined business.  Consequently, actual results will differ from the unaudited pro forma information presented below:

	Three Months Ended March 31,
	2018	2017
Pro forma sales	$13,305,098	$13,026,993
Pro forma income from operations	$(1,163,669)	$927,532
Pro forma net income	$(1,105,791)	$887,143

Note 7. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	March 31, 2018
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$874,832	$3,955,168
Developed technologies	9	1,080,000	175,489	904,511
Tradename	3	120,000	36,667	83,333
Non-compete agreement	3	67,000	51,107	15,893
Total intangible assets, net	10	$6,097,000	$1,138,095	$4,958,905

	December 31, 2017
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$754,082	$4,075,918
Developed technologies	9	1,080,000	142,477	937,523
Tradename	3	120,000	26,667	93,333
Non-compete agreement	3	67,000	45,523	21,477
Total intangible assets, net	10	$6,097,000	$968,749	$5,128,251

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $169,346 and $97,346 for the three months ended March 31, 2018 and 2017, respectively.

Estimated Future Amortization
2018 (remaining nine months)	$507,182
2019	655,052
2020	627,667
2021	598,420
2022	563,000
Thereafter	2,007,584
Total	$4,958,905

Note 8. Long-term Notes Payable (including current portion) and Line of Credit

In December 2013, the Company further amended its revolving line of credit under the amended and restated loan and security agreement with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which point it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate was 6.5%.  As of March 31, 2018 and December 31, 2017, there was no balance owed under this loan.

In December 2015, the Company further amended its amended and restated loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018. Effective September 2017, the Company further amended its amended and restated loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement requires the Company to maintain, at all times, measured as of the last day of each month (unless otherwise specified) either (i) a minimum cash balance of unrestricted cash at Silicon Valley Bank or its affiliate of not less than $25.0 million dollars or (ii) a liquidity ratio of 1.25 to 1.00 and a minimum EBITDA measured as of the last day of each fiscal quarter for the previous six month period. The interest rate is fixed at 5.0%.

In January 2018, the Company entered into a second amended and restated loan and security agreement (the Amended Loan Agreement) with Silicon Valley Bank.  The Amended Loan Agreement modified the amended and restated loan and security agreement to, among other things, increase the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modify certain existing financial covenants.  There was no balance owed on the line of credit as of March 31, 2018 and December 31, 2017

Under the Amended Loan Agreement, the Company may borrow up to $10.0 million under the line of credit, subject to a borrowing base limit of 80% of the aggregate face amount of all eligible receivables.  The Amended Loan Agreement removed the minimum EBITDA requirement previously applicable to the line of credit and term loan and maintained the liquidity ratio financial covenant such that the Company must maintain a ratio of cash and cash equivalents plus accounts receivable outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00.

The Company will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (4.75% as of March 31, 2018) (or, if unavailable, the Silicon Valley Bank prime rate) on a monthly basis, so long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.50 to 1.00.  If this liquidity ratio is not met, the Company will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (4.75% as of March 31, 2018) (or, if unavailable the Silicon Valley Bank prime rate) on a monthly basis.  Prior to the amendment in January 2018, the revolving line of credit bore interest rate at the U.S. prime rate plus 1.25%.  The revolving line of credit matures on January 31, 2020.

Borrowings outstanding under the term loan under the amended and restated loan and security agreement will continue to be repaid in equal monthly installments of interest and principal and matures on December 1, 2018.

Silicon Valley Bank maintains a first security interest over the Company’s assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to the Company and any of its subsidiaries.

The remaining principal payments on the $4.0 million term loan subsequent to March 31, 2018 are as follows:

Year ending:
2018 (remaining nine months)	$1,000,000
$1,000,000

The Company was in compliance with its financial covenants in the Amended Loan Agreement as of March 31, 2018.

Note 9. Treasury Stock

In August 2017, the Company’s Board of Directors approved a share repurchase program pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the twelve month period following the establishment of the program.  The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under the Company’s new share repurchase program will be returned to the status of authorized but unissued shares of common stock.

During the three months ended March 31, 2018, the Company repurchased 86,168 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $9.06 per share, for a total cost of $779,913.  As of March 31, 2018, the Company has repurchased a total of $2.0 million in common stock.

Note 10. Income Taxes

The Company’s effective income tax rate was -3.62% and 10.84% for the three months ended March 31, 2018 and 2017, respectively.  The overall decrease in the effective income tax rate is largely as a result of prior year increases in uncertain tax positions, which occurred during the three months ended March 31, 2017.  The variance from the U.S. federal statutory tax rate of 21% and 34% for the three months ended March 31, 2018 and 2017, respectively, was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) Topic 740.  The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At March 31, 2018 and December 31, 2017, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 11. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at March 31, 2018 and December 31, 2017:

	March 31, 2018 (1)	December 31, 2017 (1)
Warrants issued and outstanding	51,003	51,003
Stock option awards issued and outstanding	1,735,458	1,203,627
Authorized for grants under the 2016 Equity Incentive Plan	427,530	633,052
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	100,000
	2,313,991	1,987,682
(1)	Treasury stock in the amount of 86,168 and 135,000 as of March 31, 2018 and December 31, 2017, respectively, are excluded from the table above.

Note 12. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2017	1,203,627	$7.06	8.10
Granted	638,300	10.75	9.81
Exercised	(52,970)	1.96	3.92
Expired/Forfeited	(53,499)	9.55	0.06
Balance at March 31, 2018	1,735,458	$8.49	8.57
Vested and exercisable at March 31, 2018	499,046	$2.25	6.72
Vested and expected to vest at March 31, 2018	1,735,458	$8.49	8.57

The weighted average grant date fair value of options granted during the three months ended March 31, 2018 and for the year ended December 31, 2017 was $4.31 and $6.02, respectively. For fully vested stock options, the aggregate intrinsic value as of March 31, 2018 and December 31, 2017 was $2,804,129 and $3,596,624, respectively. For stock options expected to vest, the aggregate intrinsic value as of March 31, 2018 and December 31, 2017 was $921,408 and $1,469,154, respectively.

At March 31, 2018 and December 31, 2017, there was $4,594,157 and $2,453,342, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next three years and is based on the date the options were granted.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 13. Commitments and Contingencies

Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Scottsdale, Arizona, Taipei, Taiwan, Shenzhen and Jiangsu, China, and Cambridgeshire, United Kingdom. Rent expense was $232,947 and $183,615 for the three months ended March 31, 2018 and 2017, respectively. The longest lease expires in February 2022. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at March 31, 2018 were as follows:

Year ending:
2018 (remaining nine months)	$782,298
2019	832,020
2020	502,461
2021	134,529
2022	22,527
$2,273,835

Note 14. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three months ended March 31, 2018 and 2017 and customers that accounted for 10% or more of total trade accounts receivable at March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Percentage of net revenue
Customer A	30%	22%
Customer B	8	14
Customer C	4	13

	As of March 31,
	2018	2017
Percentage of gross trade accounts receivable
Customer A	22%	14%
Customer B	11	14
Customer C	6	16
Customer D	6	11

(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended March 31,
	2018	2017
Percentage of net revenue
China	64%	71%
Other Asia	8	13
North America	22	10
Europe	6	6

Although the Company ships the majority of antennas to its customers in China (primarily Original Design Manufacturers and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three months ended March 31, 2018, all the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Arizona.  During the three months ended March 31, 2017, all the Company’s products were manufactured by two vendors in China.

Note 15. Subsequent Events

On May 2, 2018, Charles Myers, Chief Executive Officer, President and member of the Company’s Board of Directors (the Board) resigned from all positions with the Company, effective immediately, to pursue other opportunities.  The Board accepted Mr. Myers resignation on May 2, 2018.  Mr. Myer’s decision to resign was not related to a disagreement with the Company over any of its operations, policies, or practices.

In connection with his resignation, Mr. Myers will be eligible to receive the following severance benefits pursuant to a general release of claims as set forth in his employment agreement: a lump sum cash payment in the amount of $484,000; the reimbursement of business expenses in accordance with Company policies; the acceleration of all of his unvested options exercisable for a total of 282,994 shares; a lump sum payment in the amount of approximately $3,200 covering twelve months of monthly premiums for disability insurance under the Company’s disability insurance plan; and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of twelve months following his last day of employment.  In connection with Mr. Myers’ resignation, the Company expects to book stock compensation expense of approximately $1.2 million for the three months ended June 30, 2018.

Effective May 2, 2018, the Board appointed the Company’s current Chairman, James K. Sims, as interim Chief Executive Officer of the Company.  For his services as interim Chief Executive Officer, Mr. Sims will be paid a monthly retainer of $33,333, which equates to an annual retainer of $400,000 and was granted 175,000 options on May 8, 2018, which will vest in equal quarterly installments over the two years following his commencement of service as interim Chief Executive Officer, subject to his continued service in the role or as a member of the Board on each vesting date.  The stock options will also vest in full upon a change in control of the Company.

On April 2, 2018, Glenn Selbo, Chief Operating Officer, resigned from his position with the Company.  Following his resignation, Mr. Selbo will be providing consulting services to the Company.  Mr. Selbo’s outstanding stock options will continue to vest during the term of his consulting services.

In connection with his resignation, Mr. Selbo will be eligible to receive the following severance benefits pursuant to a general release of claims as set forth in his employment agreement: a lump cash payment in the amount of $150,000; and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of six months following is last day of employment.  In connection with Mr. Selbo’s resignation, the Company expects to record stock compensation expense of approximately $44,000 for the three months ended June 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Overview

We are a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, including connected home, enterprise, automotive, and Internet of Things, or IoT.  Our innovative antenna systems are designed to address key challenges with wireless system performance faced by our customers.  We provide solutions to complex Radio Frequency, or RF, engineering challenges and help improve wireless services that require higher throughput, broad coverage footprint, and carrier grade quality.  Our antennas are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet and asset tracking devices.  Through our pedigree in the design, integration, and testing of high performance advanced antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN or Wi-Fi, market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and system designers who depend on us to achieve their wireless performance goals. We also develop embedded and external antenna technology for emerging technologies, such as Long-Term Evolution, or LTE, 5G, and low power wide area networking, or LPWAN.

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

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2017, 45% of our product revenues were from devices in the marketplace for over two years, 30% for devices in the marketplace for one to two years and 25% for devices in the marketplace for less than one year.  For the three months ended March 31, 2018, 46% of our product revenues, excluding the revenues attributable to the acquisition of substantially all of the assets of Antenna Plus, LLC, or Antenna Plus, were from devices in the marketplace for over two years, 42% from devices in the marketplace for one to two years and 12% from devices in the marketplace for less than one year.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including the automotive, fleet and industrial IOT space, the average selling price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Excluding the Antenna Plus acquisition, we have seen the number of devices decrease 2.3 million and number of antennas per device remain consistent for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Our ability to maintain or increase our sales depends on new and existing end customers selecting our antenna solutions for their heterogeneous next-generation wireless devices and networks depends on the proliferation of Wi-Fi connected home devices and data intensive applications, investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally, as well as successfully integrating past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address.  See the section entitled “Risk Factors.”

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expense also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expense to increase in absolute dollars as we support our growth opportunities, although our sales and marketing expense may fluctuate as a percentage of total sales.

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining regulatory compliance.  We expect general and administrative expense to increase in absolute dollars due to additional costs associated with growing our business, although our general and administrative expense may fluctuate as a percentage of total sales.

Other Income

Interest Income. Interest income consists of interest from our cash and cash equivalents and short-term investments.

Interest Expense. Interest expense consists of interest on our outstanding debt.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  It is difficult for us to project future taxable income as the timing and size of sales of our products are variable and difficult to predict.  We concluded that it is more likely than not that we will utilize our deferred tax assets other than those that are offset by reversing temporary differences.

On December 22, 2017, the Tax Cuts and Jobs Act, or the 2017 Tax Act, was enacted.  The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact our Company, most notably a reduction of the U.S. corporate income tax rate from 35%

to 21% for tax years beginning December 31, 2018.  The 2017 Tax Act changes primarily affected our tax rate on certain deferred tax assets and deferred tax liabilities.

The 2017 Tax Act also establishes new tax laws that affect 2018 and beyond, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate discussed above; (2) limitations on various entertainment and meals deductions; (2) limitations on the deductibility of interest.

Results of Operations

The following tables set forth our operating results for the periods presented as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2018	2017
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	53.4%	53.0%
Gross profit	46.6%	47.0%
Operating expenses:
Research and development	17.1%	14.2%
Sales and marketing	21.7%	14.5%
General and administrative	16.6%	14.6%
Total operating expenses	55.3%	43.2%
Income (loss) from operations	(8.7)%	3.8%
Other income	(0.7)%	(0.1)%
Income (loss) before income taxes	(8.0)%	3.8%
Provision for income taxes	0.3%	0.4%
Net income (loss)	(8.3)%	3.4%

Comparison of the three months ended March 31, 2018 and 2017

Sales

	Three Months Ended March 31,
	2018	2017	Increase	% Change

Sales	$13,305,098	$11,252,417	$2,052,681	18.2%

Sales increased $2.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  For the three months ended March 31, 2018, our sales included $2.3 million in sales associated with the acquisition of Antenna Plus assets which occurred in April 2017.  Our sales associated with our organic business decreased slightly for the three months ended March 31, 2018 when compared to March 31, 2017.  The total number of devices within our organic business, decreased by 18%, or 2.3 million devices, to 10.6 million devices for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017.  This decrease was primarily attributable to a decrease in set-top box sales.  The average number of antennas per device increased 22% from 3.12 antennas per device for the three months ended March 31, 2017 to 3.8 antennas per device for the three months ended March 31, 2018.  The average selling price per device for the three months ended March 31, 2018 increased 19% to $1.02 as compared to $0.86 for the three months ended March 31, 2017.

Cost of Goods Sold

	Three Months Ended March 31,
	2018	2017	Increase	% Change

Cost of goods sold	$7,110,927	$5,963,959	$1,146,968	19.2%

Cost of goods sold increased $1.1 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The increase was primarily due to an increase in sales associated with the acquisition of the Antenna Plus assets and sales within the retail router markets offset by a decline in set-top box sales.  For the three months ended March 31, 2018, our cost of goods sold included $0.9 million of cost of goods sold associated with the acquisition of Antenna Plus assets.

Gross Profit

	Three Months Ended March 31,
	2018	2017	Increase	% Change

Gross profit	$6,194,171	$5,288,458	$905,713	17.1%
Gross profit (percentage of sales)	46.6%	47.0%		-0.4%

Gross profit as a percentage of sales decreased 0.4% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in gross profit as a percentage of sales is primarily driven by a shift in the sales mix for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Operating Expenses

	Three Months Ended March 31,
	2018	2017	Increase	% Change

Operating Expenses
Research and development	$2,269,114	$1,596,799	$672,315	42.1%
Sales and marketing	2,884,386	1,628,141	1,256,245	77.2%
General and administrative	2,204,340	1,638,039	566,301	34.6%
Total	$7,357,840	$4,862,979	$2,494,861	51.3%

Research and Development

Research and development expense increased $0.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The increase was primarily due to $0.3 million in additional research and development expenses associated with the acquisition of Antenna Plus assets, $0.2 million increase in personnel expenses due to additional headcount and $0.1 million increase in general and administrative expenses primarily related to premises expense, office supplies and repairs and maintenance.

Sales and Marketing

Sales and marketing expense increased $1.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The increase was primarily due to $0.2 million in additional sales and marketing expenses associated with the acquisition of Antenna Plus assets, a $0.8 million increase in marketing expenses, a $0.2 million increase in personnel expenses due to additional headcount and a $0.1 million increase in general and administrative expenses primarily related to premises expenses and office supplies.

General and Administrative

General and administrative expense increased $0.6 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The increase was primarily due to $0.2 million additional general and administrative expenses associated with the acquisition of Antenna Plus assets, a $0.4 million increase in personnel expenses due to additional headcount.

Other Income

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Other expense (income):
Interest income	$(110,431)	$(37,201)	$(73,230)	196.8%
Interest expense	13,904	30,764	(16,860)	-54.8%
Total	$(96,527)	$(6,437)	$(90,090)	1399.6%

Other income increased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The increase was primarily due to an increase in interest income from investments and a decrease in interest expense on our outstanding loans.

Liquidity and Capital Resources

We had cash and cash equivalents of $15.5 million and $17.5 million in short-term investments at March 31, 2018. In August 2017, we transferred a portion of our cash into an investment account.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $43.5 million at March 31, 2018.

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

As of March 31, 2018, we had approximately $1.0 million outstanding under a term loan pursuant to our second amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our second amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit with a borrowing capacity up to $10.0 million. As of March 31, 2018, there was no balance owed on the line of credit.

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million of shares of our common stock over the twelve month period following the establishment of the program.  The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized and issued shares of common stock.  During the three months ended March 31, 2018, we repurchased 86,168 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $9.06, for a total cost of $0.8 million.  As of March 31, 2018, we have repurchased a total of $2.0 million of our common stock.

In December 2013, we amended our amended and restated loan and security agreement with Silicon Valley Bank to provide for a growth capital term loan of $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which time it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time all unpaid principal and accrued and unpaid interest was paid. The growth capital term loan interest rate was 6.5%.

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. Effective September 2017, we amended the loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement requires that we maintain either (1) a minimum cash balance of unrestricted cash at Silicon Valley Bank or one of its affiliates of no less than $25.0 million; or a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for March 31, 2018 the minimum EBITDA is $750,000). The interest rate of the additional term loan is fixed at 5.0%. As of March 31, 2018, $1.0 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line and the additional term loan as of March 31, 2018.

On January 31, 2018, we entered into a second amended and restated loan and security agreement with Silicon Valley Bank.  The second amended and restated loan and security agreement amends and restates the terms of our amended and restated loan and security agreement with Silicon Valley Bank.  The agreement, among other things, increases the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modifies certain existing financial covenants.  Under the second amended and restated loan and security agreement, we may borrow up to $10.0 million under the line of credit, subject to a borrowing base limit of 80% of the aggregate face amount of all eligible receivables.  The agreement removed the minimum EBITDA requirement previously applicable to the line of credit and term loan and maintained the liquidity ratio financial covenant such we must maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the second amended and restated loan and security agreement minus deferred revenue of 1.25 to 1.00.  We will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (or, if unavailable, the SVB prime rate) on a monthly basis, so long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the second amended and restated loan and security agreement minus deferred revenue of 1.50 to 1.00.  If this liquidity ratio is not met, we will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (or if unavailable, the SVB prime rate) on a monthly basis.  The revolving line of credit matures on January 31, 2020.

Silicon Valley Bank maintains a first security interest over our assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The second amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

We plan to continue to invest for long-term growth, including expanding our sales force and engineering organizations and making additional capital expenditures to further penetrate markets both in the United States and internationally, as well as expanding our research and development for new product offerings and technology solutions and increasing our sales and marketing initiatives by entering into strategic partnerships. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance together with cash proceeds from operations will be sufficient to meet our working capital requirements for at least the next twelve months.

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(1,826,606)	$(3,118,662)
Net cash provided by (used in) investing activities	3,272,586	(119,312)
Net cash used in financing activities	(1,009,541)	(64,131)
Net increase (decrease) in cash and cash equivalents	$436,439	$(3,302,105)

Net cash used in operating activities.  Net cash used in operating activities was $1.8 million for the three months ended March 31, 2018. This was primarily driven by our net loss of $1.1 million and $1.3 million change in operating assets and liabilities offset by net non-cash operating expenses of $0.6 million.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $3.3 million for the three months ended March 31, 2018.  This was primarily driven by $7.5 million in maturities of available-for-sale securities offset by $3.7 million in purchases of available-for-sale securities and $0.5 million in purchases of property and equipment.

Net cash used in financing activities.  Net cash used in financing activities was $1.0 million for the three months ended March 31, 2018.  This was primarily driven by $0.8 million in common stock repurchases and $0.3 million in the repayment of notes payable.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2018 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than as set forth in Note 2 to the unaudited condensed financial statements included in this quarterly report.

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

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. At March 31, 2018, our undrawn revolving credit facility under our second amended and restated loan and security agreement with Silicon Valley Bank bears interest at the Wall Street Journal Prime rate (4.75% as of March 31, 2018) plus 1.00%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the Wall Street Journal prime rate.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to such risk factors as previously reported, other than as set forth below.  In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.  The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our recent management changes create uncertainties and could have a material adverse impact on our business, results of operations and financial condition.

On May 2, 2018, Charles Myers resigned as Chief Executive Officer, President and as a member of our board of directors. James K. Sims, who is our Chairman, was appointed to serve as our interim Chief Executive Officer. In addition, in April 2018, Glenn Selbo resigned as our Chief Operating Officer, and in March 2018 Anil Doradla succeeded Leo Johnson as our Chief Financial Officer, As a result of these management changes, we may experience disruption or have difficulty in maintaining or developing our business.  Further, we may not be successful in any potential search for a successor Chief Executive Officer and there can be no assurances concerning the commencement, overall timing or outcome of such a search. We face significant competition for new executives, and we may not be able to find a suitable replacement for Mr. Myers, or any other members of our senior management that we may lose in the future, and our business may be harmed as a result. Our ability to effectively manage our business and execute on our business strategy may be adversely affected by the uncertainty associated with these recent management changes.

Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. As a result of the recent changes in our management team, our existing management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert their attention away from certain key areas of our business. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could suffer as a result. The loss of services of one or more other members of senior management, or the inability to attract a qualified permanent Chief Executive Officer, could have a material adverse effect on our business, operating results and financial condition.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may harm our business.

Our success depends upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including James K. Sims, who is our Chairman and also serving as our interim Chief Executive Officer following Mr. Myers’ resignation in May 2018. We may not be able to attract and retain a permanent Chief Executive Officer.  The replacement of members of our senior management team or other key employees or consultants likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

In addition, we are subject to risks related to regulation of exports and reexports of products, software or technology regulated under United States laws and regulations.  In April 2018, the U.S. Department of Commerce’s Bureau of Industry and Security lifted its suspension of a denial of export privileges against Zhongxing Telecommunications Equipment Corporation of Shenzhen China, or ZTE, and a second ZTE entity. As a result of the denial order, which affected components manufactured by other entities contained in ZTE products for which our antennas were sold, ZTE halted all future orders for antenna products we have previously been shipping to ZTE.  This lifting of the suspension will also likely prevent us from shipping new products to ZTE.  Further, there can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales, particularly in China. Even without such action by the U.S. Department of Commerce, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. The loss or temporary loss of such customers as a result of future regulatory limitation could have a material adverse effect on our business, financial condition and results of operations and affect our international sales strategy in China and elsewhere around the world.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our products must be made in compliance with these laws and regulations. If we violate these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. For example, as a result of the U.S. Department of Commerce’s Bureau of Industry and Security lifting its suspension of a denial of export privileges against ZTE in April 2018, ZTE halted all future orders for antenna products we have previously been shipping to ZTE.  This lifting of the suspension will also likely prevent us from shipping new products to ZTE. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchase of our common stock made by us in the three months ended March 31, 2018:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1, 2018 to January 31, 2018	—	$—	—	$—
February 1, 2018 to February 28, 2018	21,755	9.02	156,755	5,547,173
March 1, 2018 to March 31, 2018	64,413	9.07	221,168	4,962,987
Total during the three months ended March 31, 2018	86,168	$9.06	221,168	$4,962,987
(1)

On August 14, 2017, our board of directors authorized the repurchase over the following twelve months of issued and outstanding shares of our common stock having an aggregate value of up to $7.0 million pursuant to a repurchase program.  As of March 31, 2018, we have repurchased shares of common stock having an aggregate value of $2.0 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On May 2, 2018, our board of directors, or the Board, appointed our current Chairman, James K. Sims, age 71, as interim Chief Executive Officer following the resignation of Charles Myers from that position.

On May 8, 2018, the Board approved the compensation arrangements for Mr. Sims in his role as interim Chief Executive Officer.  In consideration of his service as interim Chief Executive Officer, Mr. Sims will receive a monthly retainer of $33,333, which equates to an annual retainer of $400,000.  On May 8, 2018, Mr. Sims was also granted stock options to purchase 175,000 shares of our common stock, which stock options will vest in equal quarterly installments over the two years following his commencement of service as interim Chief Executive Officer, subject to his continued service in that role or as a member of the Board on each vesting date.  The stock options will also vest in full upon a change in control of the Company.

During his service as interim Chief Executive Officer, Mr. Sims will not be entitled to any additional fees or other compensation for serving as Chairman of the Board or as a member of the Board, including any fees or equity grants in accordance with our policy for non-employee members of the Board, although the equity awards previously granted to him in connection with his service as a member of the Board will continue to vest based on his service as interim Chief Executive Officer.  Following his service as interim Chief Executive Officer, Mr. Sims will again be eligible to receive fees and equity grants in accordance with our policy for non-employee members of the Board.

The compensation payable to Mr. Sims and described above is solely for his services as interim Chief Executive Officer and not for his service as a non-employee member of the Board.  Mr. Sims was not present for the deliberations or decision by the Board when it approved the foregoing compensation arrangements.

Effective as of May 8, 2018, pursuant to our amended and restated bylaws, the Board reduced the size of the Board from seven to five directors.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
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

AIRGAIN, INC.

Date: May 10, 2018	/s/ James K. Sims
James K. Sims Chairman of the Board and Interim Chief Executive Officer (principal executive officer)

Date: May 10, 2018	/s/ Anil Doradla
Anil Doradla Chief Financial Officer and Secretary (principal financial and accounting officer)