Form 10-Q
period 2018-06-30
AIRGAIN INC
filed 2018-08-09
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 7, 2018, the registrant had 9,892,128 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$13,259,357	$15,026,068
Short term investments	18,817,655	21,287,064
Trade accounts receivable	6,854,651	8,418,132
Inventory	793,874	741,557
Prepaid expenses and other current assets	638,823	609,786
Total current assets	40,364,360	46,082,607
Property and equipment, net	1,423,211	1,036,860
Goodwill	3,700,447	3,700,447
Customer relationships, net	3,834,418	4,075,918
Intangible assets, net	955,141	1,052,333
Other assets	338,121	349,743
Total assets	$50,615,698	$56,297,908
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,975,266	$3,969,083
Accrued bonus	1,498,455	2,224,517
Accrued liabilities	1,043,324	1,121,833
Deferred purchase price	—	1,000,000
Long-term notes payable	666,667	1,333,333
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	7,265,044	9,730,098
Deferred tax liability	27,263	7,971
Deferred rent obligation under operating lease	282,923	334,860
Total liabilities	7,575,230	10,072,929
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 9,753,086 and 9,616,992 shares issued at June 30, 2018 and December 31, 2017, respectively; 9,467,558 and 9,481,992 shares outstanding at June 30, 2018 and December 31, 2017, respectively	975	961
Additional paid in capital	92,335,565	89,907,766
Treasury stock, at cost: 285,528 and 135,000 shares at June 30, 2018 and December 31, 2017, respectively	(2,580,273)	(1,257,100)
Accumulated other comprehensive loss	(9,920)	(16,907)
Accumulated deficit	(46,705,879)	(42,409,741)
Total stockholders’ equity	43,040,468	46,224,979
Commitments and contingencies (note 14)
Total liabilities and stockholders’ equity	$50,615,698	$56,297,908

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$14,971,681	$13,013,143	$28,276,779	$24,265,560
Cost of goods sold	8,370,160	6,891,619	15,481,087	12,855,577
Gross profit	6,601,521	6,121,524	12,795,692	11,409,983
Operating expenses:
Research and development	2,418,325	1,819,288	4,687,439	3,416,087
Sales and marketing	4,094,828	1,792,010	6,979,213	3,420,151
General and administrative	3,737,654	2,637,380	5,941,994	4,275,419
Total operating expenses	10,250,807	6,248,678	17,608,646	11,111,657
Income (loss) from operations	(3,649,286)	(127,154)	(4,812,954)	298,326
Other expense (income):
Interest income	(128,781)	(53,965)	(239,212)	(91,166)
Gain on deferred purchase price liability	(388,733)	—	(388,733)	—
Interest expense	9,846	26,713	23,750	57,477
Total other income	(507,668)	(27,252)	(604,195)	(33,689)
Income (loss) before income taxes	(3,141,618)	(99,902)	(4,208,759)	332,015
Provision (benefit) for income taxes	48,729	(29,781)	87,379	17,045
Net income (loss)	$(3,190,347)	$(70,121)	$(4,296,138)	$314,970
Net income (loss) per share:
Basic	$(0.34)	$(0.01)	$(0.45)	$0.03
Diluted	$(0.34)	$(0.01)	$(0.45)	$0.03
Weighted average shares used in calculating income (loss) per share:
Basic	9,439,025	9,520,285	9,459,272	9,440,368
Diluted	9,439,025	9,520,285	9,459,272	10,120,998

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(3,190,347)	$(70,121)	$(4,296,138)	$314,970
Unrealized gain on available-for-sale securities, net of deferred taxes	11,125	—	6,987	—
Total comprehensive income (loss)	$(3,179,222)	$(70,121)	$(4,289,151)	$314,970

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2017	9,481,992	$961	$89,907,766	$(1,257,100)	$(16,907)	$(42,409,741)	$46,224,979
Stock-based compensation	—	—	2,127,858	—	—	—	2,127,858
Exercise of stock options	136,094	14	299,941	—	—	—	299,955
Common stock repurchases	(150,528)	—	—	(1,323,173)	—	—	(1,323,173)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	6,987	—	6,987
Net loss	—	—	—	—	—	(4,296,138)	(4,296,138)
Balance at June 30, 2018	9,467,558	$975	$92,335,565	$(2,580,273)	$(9,920)	$(46,705,879)	$43,040,468

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(4,296,138)	$314,970
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	266,455	222,459
Amortization	338,692	321,804
Amortization of discounts on investments, net	(53,273)	—
Stock-based compensation	2,127,858	249,888
Deferred tax liability	19,292	21,331
Gain on deferred purchase price liability	(388,733)	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,201,412	(2,358,425)
Inventory	(52,317)	(29,655)
Prepaid expenses and other assets	(17,415)	(163,428)
Accounts payable	131,985	82,616
Accrued bonus	(726,062)	(549,601)
Accrued liabilities	(78,509)	174,188
Deferred obligation under operating lease	(51,937)	(61,477)
Net cash used in operating activities	(1,578,690)	(1,775,330)
Cash flows from investing activities:
Cash paid for acquisition	—	(6,348,730)
Purchases of available-for-sale securities	(12,650,298)	—
Maturities of available-for-sale securities	15,179,967	—
Purchases of property and equipment	(652,806)	(169,931)
Net cash provided by (used in) investing activities	1,876,863	(6,518,661)
Cash flows from financing activities:
Repayment of notes payable	(666,666)	(721,896)
Payment on deferred purchase price liability	(375,000)	—
Reversal of costs related to initial public offering	—	781
Common stock repurchases	(1,323,173)	—
Proceeds from exercise of stock options	299,955	436,695
Net cash used in financing activities	(2,064,884)	(284,420)
Net decrease in cash and cash equivalents	(1,766,711)	(8,578,411)
Cash and cash equivalents, beginning of period	15,026,068	45,161,403
Cash and cash equivalents, end of period	$13,259,357	$36,582,992
Supplemental disclosure of cash flow information
Interest paid	$26,713	$60,934
Taxes paid	$18,213	$—

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

The condensed statements of operations for the three and six months ended June 30, 2018 and June 30, 2017, and the balance sheet data as of June 30, 2018 have been prepared on the same basis as the audited financial statements.

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

Segment Information

The Company’s operations are located primarily in the United States, and most of its assets are located in San Diego, California and Scottsdale, Arizona. The Company operates in one segment related to the sale of antenna products. The Company’s chief operating decision-maker is its interim chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s opertions as a single operating segment.

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

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, Level 2, or Level 3 for the six months ended June 30, 2018 and for the year ended December 31, 2017.

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities.  The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date.  All short-term investments are classified as available-for-sale securities as of June 30, 2018 and are recorded at estimated fair value.  Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains and losses are included in other income, in the unaudited condensed statements of operations.  The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

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

Inventory is stated at the lower of cost or net realizable value.  For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method.  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of June 30, 2018, the Company’s inventories consist primarily of raw materials.  Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.  As of June 30, 2018, there is no provision for excess and obsolete inventories.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Accumulated other comprehensive income (loss) on the unaudited condensed balance sheet at June 30, 2018 includes unrealized gains and losses on the Company’s available-for-sale securities.

Note 2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2018, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

The following table presents the computation of net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(3,190,347)	$(70,121)	$(4,296,138)	$314,970
Denominator:
Weighted average common shares outstanding - basic	9,439,025	9,520,285	9,459,272	9,440,368
Plus dilutive effect of potential common shares	—	—	—	680,630
Weighted average common shares outstanding - diluted	9,439,025	9,520,285	9,459,272	10,120,998
Net income (loss) per share:
Basic	$(0.34)	$(0.01)	$(0.45)	$0.03
Diluted	$(0.34)	$(0.01)	$(0.45)	$0.03

Diluted weighted average common shares outstanding for the six months ended June 30, 2017 includes 9,681 warrants and 670,949 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock options	1,152,520	384,538	1,349,833	366,732
Warrants outstanding	51,003	—	51,003	—
Total	1,203,523	384,538	1,400,836	366,732

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$2,472,787	$—	$2,472,787	$2,472,787	$—

Level 1 (1):
Money market funds	4,766,639	—	4,766,639	4,766,639	—
U.S. treasury securities	2,500,905	(2,297)	2,498,608	—	2,498,608
Subtotal	7,267,544	(2,297)	7,265,247	4,766,639	2,498,608
Level 2 (2):
Commercial paper	9,701,381	—	9,701,381	2,246,170	7,455,211
Corporate debt obligations	5,323,767	(2,059)	5,321,708	773,432	4,548,276
Repurchase agreements	3,000,329	—	3,000,329	3,000,329	—
Asset-backed securities	4,319,154	(3,594)	4,315,560	—	4,315,560
Subtotal	22,344,631	(5,653)	22,338,978	6,019,931	16,319,047

Total	$32,084,962	$(7,950)	$32,077,012	$13,259,357	$18,817,655

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,040,696	$—	$3,040,696	$3,040,696	$—

Level 1 (1):
Money market funds	8,234,751	—	8,234,751	8,234,751	—
U.S. treasury securities	2,490,799	(5,540)	2,485,259	—	2,485,259
Subtotal	10,725,550	(5,540)	10,720,010	8,234,751	2,485,259
Level 2 (2):
Commercial paper	9,716,093	—	9,716,093	—	9,716,093
Corporate debt obligations	6,829,191	(9,414)	6,819,777	—	6,819,777
Repurchase agreements	3,000,233	—	3,000,233	3,000,233	—
Asset-backed securities	3,018,276	(1,953)	3,016,323	750,388	2,265,935
Subtotal	22,563,793	(11,367)	22,552,426	3,750,621	18,801,805

Total	$36,330,039	$(16,907)	$36,313,132	$15,026,068	$21,287,064

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
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

The following table presents the Company’s short-term investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018:

	Less Than 12 Months
Description of Securities	Estimated Fair Value	Unrealized Losses
June 30, 2018
U.S. treasury securities	$2,498,608	$(2,297)
Corporate debt obligations	4,548,276	(1,834)
Asset-backed securities	4,315,560	(3,594)
Total	$11,362,444	$(7,725)

The Company considers the declines in market value of its short-term investments to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.  As of June 30, 2018, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of June 30, 2018 are as follows:

Estimated Fair Value
Due within one year	$18,817,655
Total	$18,817,655

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to five years for all other property and equipment.  Property and equipment consist of the following:

	June 30,	December 31,
	2018	2017
Lab equipment	$2,311,966	$1,914,911
Computer equipment	169,366	169,366
Computer software	317,747	299,227
Furniture and fixtures	250,801	202,218
Tenant improvements	894,756	763,898
Other office equipment	121,615	63,825
	4,066,251	3,413,445
Less accumulated depreciation	(2,643,040)	(2,376,585)
	$1,423,211	$1,036,860

Depreciation expense was $145,038 and $107,012 for the three months ended June 30, 2018 and 2017, respectively, and $266,455 and $222,459 for the six months ended June 30, 2018 and 2017, respectively.

Note 6. Acquisitions

Antenna Plus

On April 27, 2017, the Company completed the acquisition of substantially all of the assets of Antenna Plus.  Antenna Plus is a supplier of antenna-based solutions for mobile and automotive fleet applications for government, public safety, and IOT markets.  The acquisition provides leverage for the Company’s existing products into several new markets, including the fast-growing automotive fleet and industrial IOT space.

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

Sales associated with the acquired Antenna Plus assets was $1.9 million and $4.2 million for the three and six months ended June 30, 2018.  Cost of goods sold associated with the acquired Antenna Plus assets was $0.8 million and $1.7 million for the three and six months ended June 30, 2018.  Net income associated with the acquired Antenna Plus assets was $0.4 million and $1.1 million for the three and six months ended June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pro forma sales	$14,971,682	$13,506,610	$28,276,779	$26,533,604
Pro forma income from operations	$(3,649,286)	$(130,412)	$(4,812,954)	$680,581
Pro forma net income	$(3,190,347)	$(73,379)	$(4,296,138)	$697,231

Skycross

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, Inc. (Skycross), a manufacturer of advanced antenna and radio-frequency solutions.  In addition to the $4.0 million paid up front, the purchase price also included a contingent consideration arrangement.  The $1.0 million of contingent consideration is payable upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross which defined transition services to be provided by Skycross to the Company and (ii) the date on which the Company received copies of third party approvals with respect to each customer and program that was purchased.  The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement was between zero and $1.0 million.  The fair value of the contingent consideration was estimated by applying the income approach.  The income approach is based on estimating the value of the present worth of future net cash flows.  During the three months ended June 30, 2018, the Company and Skycross came to an agreement that the Company would pay Skycross $375,000 to settle all outstanding balances between the parties, which included $1.0 million of deferred purchase price and $125,802 due to Skycross and $362,069 of accounts receivable from Skycross.  The settlement with Skycross resulted in the recognition of a gain on deferred purchase price liability of $388,733 during the three and six months ended June 30, 2018 in the unaudited condensed statements of operations.

Note 7. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	June 30, 2018
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$995,582	$3,834,418
Developed technologies	9	1,080,000	208,502	871,498
Tradename	3	120,000	46,667	73,333
Non-compete agreement	3	67,000	56,690	10,310
Total intangible assets, net	10	$6,097,000	$1,307,441	$4,789,559

	December 31, 2017
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$754,082	$4,075,918
Developed technologies	9	1,080,000	142,477	937,523
Tradename	3	120,000	26,667	93,333
Non-compete agreement	3	67,000	45,523	21,477
Total intangible assets, net	10	$6,097,000	$968,749	$5,128,251

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $169,346 and $224,458 for the three months ended June 30, 2018 and 2017, respectively, and $338,692 and $321,804 for the six months ended June 30, 2018 and 2017, respectively.

Estimated Future Amortization
2018 (remaining six months)	$337,836
2019	655,052
2020	627,667
2021	598,420
2022	563,000
Thereafter	2,007,584
Total	$4,789,559

Note 8. Long-term Notes Payable (including current portion) and Line of Credit

In December 2013, the Company further amended its revolving line of credit under the amended and restated loan and security agreement with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which point it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate was 6.5%.  As of June 30, 2018 and December 31, 2017, there was no balance owed under this loan.

In December 2015, the Company further amended its amended and restated loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matures on December 1, 2018. Effective September 2017, the Company further amended its amended and restated loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement required the Company to maintain, at all times, measured as of the last day of each month (unless otherwise specified) either (i) a minimum cash balance of unrestricted cash at Silicon Valley Bank or its affiliate of not less than $25.0 million dollars or (ii) a liquidity ratio of 1.25 to 1.00 and a minimum EBITDA measured as of the last day of each fiscal quarter for the previous six month period. The interest rate was fixed at 5.0%.

In January 2018, the Company entered into a second amended and restated loan and security agreement (the Amended Loan Agreement) with Silicon Valley Bank.  The Amended Loan Agreement modified the amended and restated loan and security agreement to, among other things, increase the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modify certain existing financial covenants.  There was no balance owed on the line of credit as of June 30, 2018.

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

The Company will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (5.00% as of June 30, 2018) (or, if unavailable, the Silicon Valley Bank prime rate) on a monthly basis, so long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.50 to 1.00.  If this liquidity ratio is not met, the Company will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (5.00% as of June 30, 2018) (or, if unavailable the Silicon Valley Bank prime rate) on a monthly basis.  Prior to the amendment in January 2018, the revolving line of credit bore interest rate at the U.S. prime rate plus 1.25%.  The revolving line of credit matures on January 31, 2020.

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

The remaining principal payments on the $4.0 million term loan subsequent to June 30, 2018 are as follows:

Year ending:
2018 (remaining six months)	$666,667
$666,667

The Company was in compliance with its financial covenants in the Amended Loan Agreement as of June 30, 2018.

Note 9. Treasury Stock

In August 2017, the Company’s Board of Directors (the Board) approved a share repurchase program pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the twelve month period following the establishment of the program.  The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under the Company’s share repurchase program will be returned to the status of authorized but unissued shares of common stock.  On August 7, 2018, the Board approved an extension to the existing share repurchase program for an additional twelve month period ending August 14, 2019.

During the three and six months ended June 30, 2018, the Company repurchased 64,360 and 150,528 shares of common stock, respectively, under the share repurchase program.  These shares were repurchased at an average price per share of $8.79 per share, for a total cost of $1.3 million.  As of June 30, 2018, the Company has repurchased a total of $2.6 million in common stock under the share repurchase program.

Note 10. Income Taxes

The Company’s effective income tax rate was -2.08% and 5.13% for the six months ended June 30, 2018 and 2017, respectively.  The variance from the U.S. federal statutory tax rate of 21% and 34% for the six months ended June 30, 2018 and 2017, respectively, was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) Topic 740.  The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At June 30, 2018 and December 31, 2017, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 11. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at June 30, 2018 and December 31, 2017:

	June 30, 2018 (1)	December 31, 2017 (1)
Warrants issued and outstanding	51,003	51,003
Stock option awards issued and outstanding	1,955,875	1,203,627
Authorized for grants under the 2016 Equity Incentive Plan	123,989	633,052
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	100,000
	2,230,867	1,987,682
(1)	Treasury stock in the amount of 285,528 and 135,000 as of June 30, 2018 and December 31, 2017, respectively, are excluded from the table above.

Note 12. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2017	1,203,627	$7.06	8.10
Granted	963,800	9.88	7.79
Exercised	(136,094)	2.20	1.43
Expired/Forfeited	(75,458)	10.43	0.04
Balance at June 30, 2018	1,955,875	$8.66	6.73
Vested and exercisable at June 30, 2018	867,417	$7.07	3.76
Vested and expected to vest at June 30, 2018	1,955,875	$8.66	6.73

The weighted average grant date fair value of options granted during the six months ended June 30, 2018 and for the year ended December 31, 2017 was $3.98 and $6.02, respectively. For fully vested stock options, the aggregate intrinsic value as of June 30, 2018 and December 31, 2017 was $3,358,788 and $3,596,624, respectively. For stock options expected to vest, the aggregate intrinsic value as of June 30, 2018 and December 31, 2017 was $1,065,896 and $1,469,154, respectively.

At June 30, 2018 and December 31, 2017, there was $3,777,271 and $2,453,342, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next three years and is based on the date the options were granted.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 13. Commitments and Contingencies

Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Scottsdale, Arizona, Taipei, Taiwan, Shenzhen and Jiangsu, China, and Cambridgeshire, United Kingdom. Rent expense was $234,085 and $207,696 for the three months ended June 30, 2018 and 2017, respectively, and $467,032 and $391,310 for the six months ended June 30, 2018 and 2017, respectively. The longest lease expires in February 2022. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at June 30, 2018 were as follows:

Year ending:
2018 (remaining six months)	$508,257
2019	832,039
2020	502,461
2021	134,529
2022	22,527
$1,999,813

Note 14. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and six months ended June 30, 2018 and 2017 and customers that accounted for 10% or more of total trade accounts receivable at June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Percentage of net revenue
Customer A	37%	20%	34%	21%
Customer B	10	9	7	11
Customer C	7	14	7	14

	As of June 30,
	2018	2017
Percentage of gross trade accounts receivable
Customer A	21%	14%
Customer B	19	13
Customer C	2	17

(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Percentage of net revenue
China	76%	65%	70%	68%
Other Asia	4	13	6	13
North America	15	18	18	14
Europe	5	4	6	5

Although the Company ships the majority of antennas to its customers in China (primarily Original Design Manufacturers and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three and six months ended June 30, 2018, primarily all of the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Arizona.  During the three and six months ended June 30, 2017, all of the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Wisconsin and Arizona.

Note 15. Termination Costs

On June 30, 2018, the Company terminated a marketing-related agreement to better align its sales and marketing efforts with its longer-term growth objectives and near-to-intermediate term profitability goals.  In consideration of terminating the agreement, the Company paid $1.3 million in termination costs.  The termination costs were included in sales and marketing expense on the unaudited condensed statements of operations for the three and six months ended June 30, 2018.

On May 2, 2018, Charles Myers, the Company’s Chief Executive Officer, President and member of the Board resigned from all positions with the Company, effective immediately, to pursue other opportunities.  The Board accepted Mr. Myers resignation on May 2, 2018.  Mr. Myer’s decision to resign was not related to a disagreement with the Company over any of its operations, policies, or practices.

In connection with his resignation, Mr. Myers, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $484,000; a lump sum cash payment in the amount of $3,200 covering twelve months of monthly premiums for disability insurance under the Company’s disability insurance plan; a lump sum cash payment in the amount of $20,000 covering certain other employment benefits; the acceleration of all his unvested options for a total of 282,994 shares and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of twelve months following his last day of employment.  In connection with Mr. Myers’ resignation, the Company recognized stock compensation expense of $1.2 million for the three months ended June 30, 2018.  Mr. Myer’s costs were included in general and administrative expense on the unaudited condensed statements of operations for the three and six months ended June 30, 2018.  As of June 30, 2018, the remaining amount payable to Mr. Myers is $28,038.

On April 2, 2018, Glenn Selbo, the Company’s Chief Operating Officer, resigned from his position with the Company.  Following his resignation, Mr. Selbo will be providing consulting services to the Company.  Mr. Selbo’s outstanding stock options continue to vest during the term of his consulting services.

In connection with his resignation, Mr. Selbo, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $150,000 and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of six months following his last day of employment.  In connection with Mr. Selbo’s resignation, the Company recognized stock compensation expense of $44,267.  Mr. Selbo’s costs were included in sales and marketing expense on the unaudited condensed statements of operations for the three and six months ended June 30, 2018.  As of June 30, 2018, there are no further amounts owed to Mr. Selbo.

Note 16. Subsequent Events

On August 7, 2018, the Board approved an extension to the existing share repurchase program for an additional twelve month period ending August 14, 2019, which allows for the repurchase of up to $7.0 million of shares of its common stock, of which approximately $2.6 million has been repurchased through the date of this filing.

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

Our sales cycle can be short or lengthy depending upon the specific situation; however, the majority of our revenues are derived from device designs with life-cycles of over twelve months. For some recurring customers, we are able to design and produce antenna systems for volume production in less than one calendar quarter. In situations where we are selling to a new customer, it may take 12 to 18 months from initial meeting to achieve a design win. Competition generally lengthens the sales process, but our past performance and ability to provide high throughput, highly reliable antenna solutions can shorten the process.

We intend to continue investing for long-term growth, while remaining focused on achieving our goal of sustainable profitability. We have invested and expect to continue to invest in our product development efforts to address customer needs, and enable solutions that can address new end markets, such as alternative wireless connectivity technologies. In addition, we expect to continue to expand our sales force and engineering organizations and to make additional capital expenditures to further penetrate markets both in the United States and internationally, and to continue to expand our research and development for new product offerings and technology solutions.

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2017, excluding the revenues attributable to the acquisition of substantially all of the assets of Antenna Plus, LLC, or Antenna Plus, 45% of our product revenues were from devices in the marketplace for over two years, 30% for devices in the marketplace for one to two years and 25% for devices in the marketplace for less than one year.  For the six months ended June 30, 2018, 42% of our product revenues, excluding the revenues attributable to the acquisition of substantially all of the assets of Antenna Plus, were from devices in the marketplace for over two years, 44% from devices in the marketplace for one to two years and 14% from devices in the marketplace for less than one year.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including the automotive, fleet and industrial IOT space, the average selling price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Excluding the Antenna Plus acquisition, we have seen the number of devices decrease 9% and number of antennas per device increase by 25% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Our ability to maintain or increase our sales depends on new and existing end customers selecting our antenna solutions for their heterogeneous next-generation wireless devices and networks depends on the proliferation of Wi-Fi connected home devices and data intensive applications, investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally, as well as successfully integrating past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address.  See the section entitled “Risk Factors” included in Item 1A of our Annual Report on Form 10-K and our subsequent quarterly reports on Form 10-Q.

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

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs, and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses, and insurance. We may also incur expenses from consultants and for prototyping new antenna solutions. We expect research and development expense to increase in absolute dollars as we continue to invest in the development of new solutions and markets and as we invest in improving efficiencies within our supply chain, although our research and development expense may fluctuate as a percentage of total sales.

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expense also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities.  We expect sales and marketing expense to decrease in absolute dollars as we realign our sales and marketing efforts, although our sales and marketing expense may fluctuate as a percentage of total sales.

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

Gain on Deferred Purchase Price Liability. During the three months ended June 30, 2018 we and Skycross, Inc. came to an agreement that we would pay Skycross $375,000 for deferred consideration under our asset purchase agreement entered into in December 2015. Gain on deferred consideration consists of the variance between the amount paid to Skycross for the deferred purchase price and the elimination of the accounts receivable due from Skycross and the accounts payable due to Skycross.

Interest Expense. Interest expense consists of interest on our outstanding debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(calculated as a percentage of associated sales)
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	55.9	53.0	54.7	53.0
Gross profit	44.1	47.0	45.3	47.0
Operating expenses:
Research and development	16.2	14.0	16.6	14.1
Sales and marketing	27.4	13.8	24.7	14.1
General and administrative	25.0	20.3	21.0	17.6
Total operating expenses	68.6	48.1	62.3	45.8
Income (loss) from operations	(24.5)	(1.1)	(17.0)	1.2
Other income	(3.4)	(0.2)	(2.1)	(0.1)
Income (loss) before income taxes	(21.1)	(0.9)	(14.9)	1.3
Provision (benefit) for income taxes	0.3	(0.2)	0.3	0.1
Net income (loss)	(21.4)%	(0.7)%	(15.2)%	1.4%

Comparison of the three and six months ended June 30, 2018 and 2017

Sales

	Three Months Ended June 30,
	2018	2017	Increase	% Change

Sales	$14,971,681	$13,013,143	$1,958,538	15.1%

	Six Months Ended June 30,
	2018	2017	Increase	% Change

Sales	$28,276,779	$24,265,560	$4,011,219	16.5%

Sales increased $2.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  For the three months ended June 30, 2018, our sales included $1.9 million in sales associated with the acquisition of Antenna Plus assets which occurred in April 2017, as compared to $1.4 million in sales associated with Antenna Plus in the three months ended June 30, 2017.  Our sales associated with our organic business increased $1.5 million for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017.  The total number of devices within our organic business increased by 1%, or 0.1 million devices, to 11.8 million devices for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017.  The sales increase was primarily attributable to an increase in carrier gateway and retail router sales.  The average number of antennas per device increased 25% from 3.51 antennas per device for the three months ended June 30, 2017 to 4.39 antennas per device for the three months ended June 30, 2018.  The average selling price per device for the three months ended June 30, 2018 increased 11% to $1.10 as compared to $0.99 for the three months ended June 30, 2017.

Sales increased $4.0 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  For the six months ended June 30, 2018, our sales included $4.2 million in sales associated with the acquisition of Antenna Plus assets which occurred in April 2017.  Our sales associated with our organic business increased $1.3 million for the six months ended June

30, 2018 when compared to the six months ended June 30, 2017.  The total number of devices within our organic business decreased by 9%, or 2.1 million devices, to 22.4 million devices for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017.  The sales increase was primarily attributable to an increase in carrier gateway and retail router sales offset by a decrease in set-top box and television sales.  The average number of antennas per device increased 24% from 3.31 antennas per device for the six months ended June 30, 2017 to 4.11 antennas per device for the six months ended June 30, 2018.  The average selling price per device for the six months ended June 30, 2018 increased 14% to $1.06 as compared to $0.93 for the six months ended June 30, 2017.

Cost of Goods Sold

	Three Months Ended June 30,
	2018	2017	Increase	% Change

Cost of goods sold	$8,370,160	$6,891,619	$1,478,541	21.5%

	Six Months Ended June 30,
	2018	2017	Increase	% Change

Cost of goods sold	$15,481,087	$12,855,577	$2,625,510	20.4%

Cost of goods sold increased $1.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The increase was primarily due to an increase in retail router and carrier gateway sales.  For the three months ended June 30, 2018, our cost of goods sold included $0.8 million of cost of goods sold associated with the acquisition of Antenna Plus assets, as compared to $0.7 million for the three months ended June 30, 2017.

Cost of goods sold increased $2.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The increase was primarily due to an increase in retail router and carrier gateway sales.  For the six months ended June 30, 2018, our cost of goods sold included $1.7 million of cost of goods sold associated with the acquisition of Antenna Plus assets, as compared to $0.7 million for the six months ended June 30, 2017.

Gross Profit

	Three Months Ended June 30,
	2018	2017	Increase	% Change

Gross profit	$6,601,521	$6,121,524	$479,997	7.8%
Gross profit (percentage of sales)	44.1%	47.0%		-2.9%

	Six Months Ended June 30,
	2018	2017	Increase	% Change

Gross profit	$12,795,692	$11,409,983	$1,385,709	12.1%
Gross profit (percentage of sales)	45.3%	47.0%		-1.8%

Gross profit as a percentage of sales decreased 2.9% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased 1.8% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in gross profit as a percentage of sales is primarily driven by the increase in retail router and carrier gateway sales offset by a decrease in set top box sales for both the three and six months ended June 30, 2018.

Operating Expenses

	Three Months Ended June 30,
	2018	2017	Increase	% Change

Operating Expenses
Research and development	$2,418,325	$1,819,288	$599,037	32.9%
Sales and marketing	4,094,828	1,792,010	2,302,818	128.5%
General and administrative	3,737,654	2,637,380	1,100,274	41.7%
Total	$10,250,807	$6,248,678	$4,002,129	64.0%

	Six Months Ended June 30,
	2018	2017	Increase	% Change

Operating Expenses
Research and development	$4,687,439	$3,416,087	$1,271,352	37.2%
Sales and marketing	6,979,213	3,420,151	3,559,062	104.1%
General and administrative	5,941,994	4,275,419	1,666,575	39.0%
Total	$17,608,646	$11,111,657	$6,496,989	58.5%

Research and Development

Research and development expense increased $0.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The increase was primarily due to $0.4 million in additional research and development expenses associated with the acquisition of Antenna Plus assets and $0.3 million increase in personnel expenses due to additional headcount, offset by $0.1 million decrease in product development expenses.

Research and development expense increased $1.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The increase was primarily due to $0.7 million in additional research and development expenses associated with the acquisition of Antenna Plus assets, $0.5 million increase in personnel expenses due to additional headcount and $0.2 million in expenses related to premises expense and repairs and maintenance, offset by $0.1 million decrease in product development expenses.

Sales and Marketing

Sales and marketing expense increased $2.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The increase was primarily due to $0.1 million in additional sales and marketing expenses associated with the acquisition of Antenna Plus assets, a $1.5 million increase in non-recurring expenses related to a marketing-related agreement and its termination and executive severance, $0.6 million increase in marketing expenses and $0.1 million increase in personnel expenses due to additional headcounts.

Sales and marketing expense increased $3.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The increase was primarily due to $0.3 million in additional sales and marketing expenses associated with the acquisition of Antenna Plus assets, $1.5 million in non-recurring expenses related to a marketing-related agreement and its termination and executive severance, $1.3 million increase in marketing expenses and $0.4 million increase in personnel expenses due to additional headcounts and $0.1 million increase in expenses related to outsourced services.

General and Administrative

General and administrative expense increased $1.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The increase was primarily due to $1.2 million increase in stock compensation expenses related to the vesting acceleration of options for a former executive, $0.5 million in non-recurring expenses related to executive severance, $0.2 million additional expenses associated with the acquisition of Antenna Plus assets, offset by a decrease of $0.8 million in acquisition expenses.

General and administrative expense increased $1.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.  The increase was primarily due to $1.2 million increase in stock compensation expenses related to the acceleration of stock compensation expense for a former executive, $0.5 million in non-recurring expenses related to executive severance, $0.4 million additional expenses associated with the acquisition of Antenna Plus assets and $0.3 million increase in personnel expenses, offset by $0.8 million decrease in acquisition expenses.

Other Income

	Three Months Ended June 30,
	2018	2017	Increase	% Change
Other expense (income):
Interest income	$(128,781)	$(53,965)	$(74,816)	138.6%
Gain on deferred purchase price liability	(388,733)	—	(388,733)	0.0%
Interest expense	9,846	26,713	(16,867)	-63.1%
Total	$(507,668)	$(27,252)	$(480,416)	1762.9%

	Six Months Ended June 30,
	2018	2017	Increase	% Change
Other expense (income):
Interest income	$(239,212)	$(91,166)	$(148,046)	162.4%
Gain on deferred purchase price liability	(388,733)	—	(388,733)	0.0%
Interest expense	23,750	57,477	(33,727)	-58.7%
Total	$(604,195)	$(33,689)	$(570,506)	1693.4%

Other income increased $0.5 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The increase was primarily due to an increase in interest income from investments and gain on deferred purchase price liability and a decrease in interest expense on our outstanding loans.

Other income increased $0.6 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The increase was primarily due to an increase in interest income from investments and gain on deferred purchase price liability and a decrease in interest expense on our outstanding loans.

Liquidity and Capital Resources

We had cash and cash equivalents of $13.3 million and $18.8 million in short-term investments at June 30, 2018.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $46.7 million at June 30, 2018.

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

As of June 30, 2018, we had approximately $0.7 million outstanding under a term loan pursuant to our second amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our second amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit with a borrowing capacity up to $10.0 million. As of June 30, 2018, there was no balance owed on the line of credit.

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

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. Effective September 2017, we amended the loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement requires that we maintain either (1) a minimum cash balance of unrestricted cash at Silicon Valley Bank or one of its affiliates of no less than $25.0 million; or a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for June 30, 2018 the minimum EBITDA is $750,000). The interest rate of the additional term loan is fixed at 5.0%. As of June 30, 2018, $0.7 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line and the additional term loan as of June 30, 2018.

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

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million of shares of our common stock over the twelve month period following the establishment of the program.  The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized and issued shares of common stock.  During the six months ended June 30, 2018, we repurchased 150,528 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $8.79, for a total cost of $1.3 million.  As of June 30, 2018, we have repurchased a total of $2.6 million of shares of our common stock.  On August 7, 2018, our board of directors approved an extension to its existing share repurchase program for an additional twelve month period ending August 14, 2019.

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

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(1,578,690)	$(1,775,330)
Net cash provided by (used in) investing activities	1,876,863	(6,518,661)
Net cash used in financing activities	(2,064,884)	(284,420)
Net decrease in cash and cash equivalents	$(1,766,711)	$(8,578,411)

Net cash used in operating activities.  Net cash used in operating activities was $1.6 million for the six months ended June 30, 2018. This was primarily driven by our net loss of $4.3 million, a change in operating assets and liabilities of $2.3 million and net non-cash operating expenses of $0.4 million.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $1.9 million for the six months ended June 30, 2018.  This was primarily driven by $15.2 million in maturities of available-for-sale securities offset by $12.7 million in purchases of available-for-sale securities and $0.7 million in purchases of property and equipment.

Net cash used in financing activities.  Net cash used in financing activities was $2.1 million for the six months ended June 30, 2018.  This was primarily driven by $1.3 million in common stock repurchases, $0.7 million in repayment of notes payable, $0.4 million in payments related to the deferred purchase price offset by $0.3 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended June 30, 2018 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. At June 30, 2018, our undrawn revolving credit facility under our second amended and restated loan and security agreement with Silicon Valley Bank bears interest at the Wall Street Journal Prime rate (5.0% as of June 30, 2018) plus 1.00%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the Wall Street Journal prime rate.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors as previously reported, other than as set forth below.  In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.  The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

In addition, we are subject to risks related to regulation of exports and reexports of products, software or technology regulated under United States laws and regulations.  In April 2018, the U.S. Department of Commerce’s Bureau of Industry and Security lifted its suspension of a denial of export privileges against Zhongxing Telecommunications Equipment Corporation of Shenzhen China, or ZTE, and a second ZTE entity. These restrictions were subsequently lifted in July 2018, but may be imposed in the future with little or no advance notice.  While the export ban applicable to ZTE has been lifted by the United States, there can be no guarantee that the U.S. Department of Commerce will not take future regulatory action that may materially interfere with our ability to make sales, particularly in China. Even without such action by the U.S. Department of Commerce, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur, or is intended to occur in connection with the item. The loss or temporary loss of such customers as a result of future regulatory limitation could have a material adverse effect on our business, financial condition and results of operations and affect our international sales strategy in China and elsewhere around the world.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchase of our common stock made by us in the three months ended June 30, 2018:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
April 1, 2018 to April 30, 2018	—	$—	—	$—
May 1, 2018 to May 31, 2018	40,260	8.33	261,428	4,627,482
June 1, 2018 to June 30, 2018	24,100	8.62	285,528	4,419,727
Total during the three months ended June 30, 2018	64,360	$8.44	285,528	$4,419,727
(1)

On August 14, 2017, our board of directors authorized the repurchase over the following twelve months of issued and outstanding shares of our common stock having an aggregate value of up to $7.0 million pursuant to a repurchase program.  On August 7, 2018, our board of directors extended the previously approved authorization to repurchase shares of our common stock for an additional twelve months to August 14, 2019.  As of June 30, 2018, we have repurchased shares of common stock having an aggregate value of $2.6 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On August 7, 2018, our board of directors approved an extension to the existing share repurchase program for an additional twelve month period ending August 14, 2019, which allows for the repurchase of up to $7.0 million shares of our common stock, of which approximately $2.6 million has been repurchased through the date of this filing.

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

AIRGAIN, INC.

Date: August 9, 2018	/s/ James K. Sims
James K. Sims Chairman of the Board and Interim Chief Executive Officer (principal executive officer)

Date: August 9, 2018	/s/ Anil Doradla
Anil Doradla Chief Financial Officer and Secretary (principal financial and accounting officer)