Form 10-Q
period 2018-09-30
AIRGAIN INC
filed 2018-11-08
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒  No

As of November 7, 2018, the registrant had 9,914,711 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$13,064,656	$15,026,068
Short term investments	18,765,236	21,287,064
Trade accounts receivable	7,388,688	8,418,132
Inventory	1,217,831	741,557
Prepaid expenses and other current assets	876,183	609,786
Total current assets	41,312,594	46,082,607
Property and equipment, net	1,366,309	1,036,860
Goodwill	3,700,447	3,700,447
Customer relationships, net	3,713,668	4,075,918
Intangible assets, net	906,545	1,052,333
Other assets	339,000	349,743
Total assets	$51,338,563	$56,297,908
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,879,235	$3,969,083
Accrued bonus	2,378,805	2,224,517
Accrued liabilities	696,482	1,121,833
Deferred purchase price	—	1,000,000
Long-term notes payable	333,333	1,333,333
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	7,369,187	9,730,098
Deferred tax liability	29,887	7,971
Deferred rent obligation under operating lease	247,157	334,860
Total liabilities	7,646,231	10,072,929
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 9,914,711 and 9,616,992 shares issued at September 30, 2018 and December 31, 2017, respectively, and 9,586,188 and 9,481,992 shares outstanding at September 30, 2018 and December 31, 2017, respectively	991	961
Additional paid in capital	93,060,369	89,907,766
Treasury stock, at cost: 328,523 shares and 135,000 shares at September 30, 2018 and December 31, 2017, respectively	(3,093,974)	(1,257,100)
Accumulated other comprehensive loss	(6,434)	(16,907)
Accumulated deficit	(46,268,620)	(42,409,741)
Total stockholders’ equity	43,692,332	46,224,979
Commitments and contingencies (note 13)
Total liabilities and stockholders’ equity	$51,338,563	$56,297,908

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$15,786,913	$12,448,436	$44,063,692	$36,713,996
Cost of goods sold	8,921,571	6,444,544	24,402,658	19,300,120
Gross profit	6,865,342	6,003,892	19,661,034	17,413,876
Operating expenses:
Research and development	2,474,653	2,094,774	7,162,092	5,510,861
Sales and marketing	2,161,143	1,809,037	9,140,356	5,229,188
General and administrative	1,922,326	1,899,449	7,864,320	6,174,869
Total operating expenses	6,558,122	5,803,260	24,166,768	16,914,918
Income (loss) from operations	307,220	200,632	(4,505,734)	498,958
Other expense (income):
Interest income	(158,790)	(98,689)	(398,003)	(189,855)
Gain on deferred purchase price liability	—	—	(388,733)	—
Interest expense	5,756	22,762	29,506	80,239
Total other income	(153,034)	(75,927)	(757,230)	(109,616)
Income (loss) before income taxes	460,254	276,559	(3,748,504)	608,574
Provision for income taxes	22,995	42,206	110,375	59,251
Net income (loss)	$437,259	$234,353	$(3,858,879)	$549,323
Net income (loss) per share:
Basic	$0.05	$0.02	$(0.41)	$0.06
Diluted	$0.04	$0.02	$(0.41)	$0.05
Weighted average shares used in calculating income (loss) per share:
Basic	9,566,118	9,545,235	9,495,278	9,475,708
Diluted	10,092,501	10,169,559	9,495,278	10,238,987

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$437,259	$234,353	$(3,858,879)	$549,323
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	3,486	(1,696)	10,473	(1,696)
Total comprehensive income (loss)	$440,745	$232,657	$(3,848,406)	$547,627

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2017	9,481,992	$961	$89,907,766	$(1,257,100)	$(16,907)	$(42,409,741)	$46,224,979
Stock-based compensation	—	—	2,536,132	—	—	—	2,536,132
Exercise of stock options	297,719	30	616,471	—	—	—	616,501
Common stock repurchases	(193,523)	—	—	(1,836,874)	—	—	(1,836,874)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	10,473	—	10,473
Net loss	—	—	—	—	—	(3,858,879)	(3,858,879)
Balance at September 30, 2018	9,586,188	$991	$93,060,369	$(3,093,974)	$(6,434)	$(46,268,620)	$43,692,332

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,858,879)	$549,323
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	422,549	336,817
Amortization	508,038	396,206
Amortization of discounts on investments, net	(94,317)	(23,683)
Stock-based compensation	2,536,132	463,856
Deferred tax liability	21,916	67,709
Gain on deferred purchase price liability	(388,733)	—
Changes in operating assets and liabilities:
Trade accounts receivable	667,375	(1,969,507)
Inventory	(476,274)	(30,265)
Prepaid expenses and other assets	(255,654)	(501,506)
Accounts payable	35,954	(123,112)
Accrued bonus	154,288	(83,140)
Accrued liabilities	(425,351)	16,143
Deferred obligation under operating lease	(87,703)	(92,216)
Net cash used in operating activities	(1,240,659)	(993,375)
Cash flows from investing activities:
Cash paid for acquisition	—	(6,348,730)
Purchases of available-for-sale securities	(24,328,831)	(18,441,161)
Maturities of available-for-sale securities	26,955,449	—
Purchases of property and equipment	(751,998)	(195,922)
Net cash provided by (used in) investing activities	1,874,620	(24,985,813)
Cash flows from financing activities:
Repayment of notes payable	(1,000,000)	(1,055,230)
Payment on deferred purchase price liability	(375,000)	—
Reversal of costs related to initial public offering	—	781
Common stock repurchases	(1,836,874)	(468,823)
Proceeds from exercise of stock options	616,501	506,704
Net cash used in financing activities	(2,595,373)	(1,016,568)
Net decrease in cash and cash equivalents	(1,961,412)	(26,995,756)
Cash and cash equivalents, beginning of period	15,026,068	45,161,403
Cash and cash equivalents, end of period	$13,064,656	$18,165,647
Supplemental disclosure of cash flow information
Interest paid	33,812	85,085
Taxes paid	26,026	114,639

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Business Description

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995 and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, including connected home, enterprise, automotive and Internet of Things (IoT). The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide.  The Company is headquartered in San Diego, California with office space and research facilities in the United States, United Kingdom and China.

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

The condensed statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017, and the balance sheet data as of September 30, 2018 have been prepared on the same basis as the audited financial statements.

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

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities.  The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date.  All short-term investments are classified as available-for-sale securities as of September 30, 2018 and are recorded at estimated fair value.  Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains and losses are included in other income, in the unaudited condensed statements of operations.  The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

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

Inventory is stated at the lower of cost or net realizable value.  For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method.  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of September 30, 2018, the Company’s inventories consist primarily of raw materials.  Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.  As of September 30, 2018, there is no provision for excess and obsolete inventories.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Accumulated other comprehensive loss on the unaudited condensed balance sheet at September 30, 2018 includes unrealized gains and losses on the Company’s available-for-sale securities.

Note 2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2018, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted.   The Company has adopted this pronouncement on a prospective basis.  The impact on the financial statements are immaterial.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to Disclosure for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements.  ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption is permitted.  The Company has adopted this pronouncement on a prospective basis.  The impact on the financial statements are immaterial.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2019. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of selecting a transition method and determining the effect of the standard on the Company’s ongoing financial reporting, including whether the adoption of ASU 2014-09 will result in a change to the timing of revenue recognition for a portion of the Company’s revenue transactions from a “point in time” upon physical delivery to an “over time” model.

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

The following table presents the computation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$437,259	$234,353	$(3,858,879)	$549,323
Denominator:
Weighted average common shares outstanding - basic	9,566,118	9,545,235	9,495,278	9,475,708
Plus dilutive effect of potential common shares	526,383	624,324	—	763,279
Weighted average common shares outstanding - diluted	10,092,501	10,169,559	9,495,278	10,238,987
Net income (loss) per share:
Basic	$0.05	$0.02	$(0.41)	$0.06
Diluted	$0.04	$0.02	$(0.41)	$0.05

Diluted weighted average common shares outstanding for the three months ended September 30, 2018 and 2017, includes 526,383 and 624,324 options outstanding, respectively.  Diluted weighted average common shares outstanding for the nine months ended September 30, 2017, includes 6,281 warrants and 756,998 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee stock options	244,543	375,277	887,287	427,645
Warrants outstanding	51,003	51,003	51,003	—
Total	295,546	426,280	938,290	427,645

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$2,215,116	$—	$2,215,116	$2,215,116	$—

Level 1 (1):
Money market funds	7,848,998	—	7,848,998	7,848,998	—
U.S. treasury securities	989,051	89	989,140	—	989,140
Subtotal	8,838,049	89	8,838,138	7,848,998	989,140
Level 2 (2):
Commercial paper	8,531,479	—	8,531,479	—	8,531,479
Corporate debt obligations	5,936,106	(2,008)	5,934,098	—	5,934,098
Repurchase agreements	3,000,542	—	3,000,542	3,000,542	—
Asset-backed securities	3,312,145	(1,626)	3,310,519	—	3,310,519
Subtotal	20,780,272	(3,634)	20,776,638	3,000,542	17,776,096

Total	$31,833,437	$(3,545)	$31,829,892	$13,064,656	$18,765,236

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,040,696	$—	$3,040,696	$3,040,696	$—

Level 1 (1):
Money market funds	8,234,751	—	8,234,751	8,234,751	—
U.S. treasury securities	2,490,799	(5,540)	2,485,259	—	2,485,259
Subtotal	10,725,550	(5,540)	10,720,010	8,234,751	2,485,259
Level 2 (2):
Commercial paper	9,716,093	—	9,716,093	—	9,716,093
Corporate debt obligations	6,829,191	(9,414)	6,819,777	—	6,819,777
Repurchase agreements	3,000,233	—	3,000,233	3,000,233	—
Asset-backed securities	3,018,276	(1,953)	3,016,323	750,388	2,265,935
Subtotal	22,563,793	(11,367)	22,552,426	3,750,621	18,801,805

Total	$36,330,039	$(16,907)	$36,313,132	$15,026,068	$21,287,064

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.

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

The following table presents the Company’s short-term investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018:

	Less Than 12 Months
Description of Securities	Estimated Fair Value	Unrealized Losses
September 30, 2018
Corporate debt obligations	$4,482,979	$(2,091)
Asset-backed securities	3,310,519	(1,626)
Total	$7,793,498	$(3,717)

The Company considers the declines in market value of its short-term investments to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.  As of September 30, 2018, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of September 30, 2018 are as follows:

Estimated Fair Value
Due within one year	$18,765,236
Total	$18,765,236

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to five years for all other property and equipment.  Property and equipment consist of the following:

	September 30,	December 31,
	2018	2017
Lab equipment	$2,399,956	$1,914,911
Computer equipment	169,366	169,366
Computer software	317,747	299,227
Furniture and fixtures	250,801	202,218
Tenant improvements	894,756	763,898
Other office equipment	132,817	63,825
	4,165,443	3,413,445
Less accumulated depreciation	(2,799,134)	(2,376,585)
	$1,366,309	$1,036,860

Depreciation expense was $156,093 and $114,358 for the three months ended September 30, 2018 and 2017, respectively, and $422,549 and $336,817 for the nine months ended September 30, 2018 and 2017, respectively.

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

Sales associated with the acquired Antenna Plus assets was $1.8 million and $3.3 million for the three and nine months ended September 30, 2017, respectively.  Cost of goods sold associated with the acquired Antenna Plus assets was $0.8 million and $1.4 million for the three and nine months ended September 30, 2017, respectively.  Net income associated with the acquired Antenna Plus assets was $308,750 and $11,176 for the three and nine months ended September 30, 2017, respectively.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Pro forma sales	$12,448,436	$38,982,040
Pro forma income from operations	$200,632	$1,047,435
Pro forma net income	$234,353	$1,097,806

Skycross

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, Inc. (Skycross), a manufacturer of advanced antenna and radio-frequency solutions.  In addition to the $4.0 million paid up front, the purchase price also included a contingent consideration arrangement.  The $1.0 million of contingent consideration is payable upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross which defined transition services to be provided by Skycross to the Company and (ii) the date on which the Company received copies of third party approvals with respect to each customer and program that was purchased.  The potential undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement was between zero and $1.0 million.  The fair value of the contingent consideration was estimated by applying the income approach.  The income approach is based on estimating the value of the present worth of future net cash flows.  During the nine months ended September 30, 2018, the Company and Skycross came to an agreement that the Company would pay Skycross $375,000 to settle all outstanding balances between the parties, which included $1.0 million of deferred purchase price and $125,802 due to Skycross and $362,069 of accounts receivable from Skycross.  The settlement with Skycross resulted in the recognition of a gain on deferred purchase price liability of $388,733 during the nine months ended September 30, 2018 in the unaudited condensed statements of operations.

Note 7. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	September 30, 2018
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$1,116,332	$3,713,668
Developed technologies	9	1,080,000	241,515	838,485
Tradename	3	120,000	56,667	63,333
Non-compete agreement	3	67,000	62,273	4,727
Total intangible assets, net	10	$6,097,000	$1,476,787	$4,620,213

	December 31, 2017
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$754,082	$4,075,918
Developed technologies	9	1,080,000	142,477	937,523
Tradename	3	120,000	26,667	93,333
Non-compete agreement	3	67,000	45,523	21,477
Total intangible assets, net	10	$6,097,000	$968,749	$5,128,251

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $169,346 and $74,402 for the three months ended September 30, 2018 and 2017, respectively, and $508,038 and $396,206 for the nine months ended September 30, 2018 and 2017, respectively.

Estimated Future Amortization
2018 (remaining three months)	$168,490
2019	655,052
2020	627,667
2021	598,420
2022	563,000
Thereafter	2,007,584
Total	$4,620,213

Note 8. Long-term Notes Payable (including current portion) and Line of Credit

In December 2013, the Company amended its revolving line of credit under the amended and restated loan and security agreement with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which point it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate was 6.5%.  As of September 30, 2018 and December 31, 2017, there was no balance owed under this loan.

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

In January 2018, the Company entered into a second amended and restated loan and security agreement (the Amended Loan Agreement) with Silicon Valley Bank.  The Amended Loan Agreement modified the amended and restated loan and security agreement to, among other things, increase the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modify certain existing financial covenants.  There was no balance owed on the line of credit as of September 30, 2018.

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

The Company will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (5.00% as of September 30, 2018) (or, if unavailable, the Silicon Valley Bank prime rate) on a monthly basis, so long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.50 to 1.00.  If this liquidity ratio is not met, the Company will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (5.00% as of September 30, 2018) (or, if unavailable the Silicon Valley Bank prime rate) on a monthly basis.  Prior to the amendment in January 2018, the revolving line of credit bore interest rate at the U.S. prime rate plus 1.25%.  The revolving line of credit matures on January 31, 2020.

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

The remaining principal payments on the $4.0 million term loan subsequent to September 30, 2018 are as follows:

Year ending:
2018 (remaining three months)	$333,333
$333,333

The Company was in compliance with its financial covenants in the Amended Loan Agreement as of September 30, 2018.

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

During the three and nine months ended September 30, 2018, the Company repurchased 42,995 and 193,523 shares of common stock, respectively, under the share repurchase program.  For the three months ended September 30, 2018, the shares were repurchased at an average price per share of $11.95 per share, for a total cost of $0.5 million.  For the nine months ended September 30, 2018, the shares were repurchased at an average price of $9.49 per share, for a total cost of $1.8 million.  As of September 30, 2018, the Company has repurchased a total of $3.1 million in common stock under the share repurchase program.

Note 10. Income Taxes

The Company’s effective income tax rate was -2.94% and 9.74% for the nine months ended September 30, 2018 and 2017, respectively.  The variance from the U.S. federal statutory tax rate of 21% and 34% for the nine months ended September 30, 2018 and 2017, respectively, was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) Topic 740.  The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At September 30, 2018 and December 31, 2017, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 11. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at September 30, 2018 and December 31, 2017:

	September 30, 2018 (1)	December 31, 2017 (1)
Warrants issued and outstanding	51,003	51,003
Stock option awards issued and outstanding	1,479,654	1,203,627
Authorized for grants under the 2016 Equity Incentive Plan	438,584	633,052
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	100,000
	2,069,241	1,987,682
(1)	Treasury stock in the amount of 328,523 and 135,000 as of September 30, 2018 and December 31, 2017, respectively, are excluded from the table above.

Note 12. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2017	1,203,627	$7.06	8.10
Granted	998,800	9.90	7.33
Exercised	(297,719)	2.07	0.91
Expired/Forfeited	(425,054)	11.87	0.04
Balance at September 30, 2018	1,479,654	$8.60	8.26
Vested and exercisable at September 30, 2018	488,427	$5.83	6.91
Vested and expected to vest at September 30, 2018	1,479,654	$8.60	8.26

The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 and for the year ended December 31, 2017 was $3.98 and $6.02, respectively. For fully vested stock options, the aggregate intrinsic value as of September 30, 2018 and December 31, 2017 was $3,778,754 and $3,596,624, respectively. For stock options expected to vest, the aggregate intrinsic value as of September 30, 2018 and December 31, 2017 was $3,449,919 and $1,469,154, respectively.

At September 30, 2018 and December 31, 2017, there was $3,244,431 and $2,453,342, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next three years and is based on the date the options were granted.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 13. Commitments and Contingencies

Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California, Rancho Santa Fe, California, Poway, California, Melbourne, Florida, Scottsdale, Arizona, Taipei, Taiwan, Shenzhen and Jiangsu, China, and Cambridgeshire, United Kingdom. Rent expense was $220,081 and $223,866 for the three months ended September 30, 2018 and 2017, respectively, and $687,113 and $615,176 for the nine months ended September 30, 2018 and 2017, respectively. The longest lease expires in February 2022. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at September 30, 2018 were as follows:

Year ending:
2018 (remaining three months)	$247,687
2019	832,039
2020	502,461
2021	134,529
2022	22,527
$1,739,243

Note 14. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and nine months ended September 30, 2018 and 2017 and customers that accounted for 10% or more of total trade accounts receivable at September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Percentage of net revenue
Customer A	38%	24%	35%	22%
Customer B	9	14	8	14
Customer C	7	11	7	11

	As of September 30,
	2018	2017
Percentage of gross trade accounts receivable
Customer A	24%	22%
Customer B	16	2
Customer C	13	5
Customer D	10	16

(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Percentage of net revenue
China	79%	71%	73%	68%
Other Asia	5	4	6	13
North America	13	19	16	14
Europe	3	6	5	5

Although the Company ships the majority of antennas to its customers in China (primarily Original Design Manufacturers and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three and nine months ended September 30, 2018, primarily all of the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Arizona.  During the three and nine months ended September 30, 2017, all of the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Wisconsin and Arizona.

Note 15. Termination Costs

On June 30, 2018, the Company terminated a marketing-related agreement to better align its sales and marketing efforts with its longer-term growth objectives and near-to-intermediate term profitability goals.  In consideration of terminating the agreement, the Company paid $1.3 million in termination costs.  The termination costs were included in sales and marketing expense on the unaudited condensed statements of operations for the nine months ended September 30, 2018.

On May 2, 2018, Charles Myers, the Company’s Chief Executive Officer, President and member of the Board resigned from all positions with the Company, effective immediately, to pursue other opportunities.  The Board accepted Mr. Myers resignation on May

2, 2018.  Mr. Myer’s decision to resign was not related to a disagreement with the Company over any of its operations, policies, or practices.

In connection with his resignation, Mr. Myers, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $484,000; a lump sum cash payment in the amount of $3,200 covering twelve months of monthly premiums for disability insurance under the Company’s disability insurance plan; a lump sum cash payment in the amount of $20,000 covering certain other employment benefits; the acceleration of all his unvested options for a total of 282,994 shares and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of twelve months following his last day of employment.  In connection with Mr. Myers’ resignation, the Company recognized stock compensation expense of $1.2 million for the nine months ended September 30, 2018.  Mr. Myer’s costs were included in general and administrative expense on the unaudited condensed statements of operations for the nine months ended September 30, 2018.  As of September 30, 2018, the remaining amount payable to Mr. Myers is $20,389.

On April 2, 2018, Glenn Selbo, the Company’s Chief Operating Officer, resigned from his position with the Company.  Following his resignation, Mr. Selbo will be providing consulting services to the Company.  Mr. Selbo’s outstanding stock options continue to vest during the term of his consulting services.

In connection with his resignation, Mr. Selbo, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $150,000 and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of six months following his last day of employment.  In connection with Mr. Selbo’s resignation, the Company recognized stock compensation expense of $44,267.  Mr. Selbo’s costs were included in sales and marketing expense on the unaudited condensed statements of operations for the nine months ended September 30, 2018.  As of September 30, 2018, there are no further amounts owed to Mr. Selbo.

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

Although our sales cycle can be lengthy depending on the specific situation, the majority of our revenues are derived from device designs with life-cycles of over a year. In 2017, excluding the revenues attributable to the acquisition of substantially all of the assets of Antenna Plus, LLC, or Antenna Plus, 45% of our product revenues were from devices in the marketplace for over two years, 30% for devices in the marketplace for one to two years and 25% for devices in the marketplace for less than one year.  For the nine months ended September 30, 2018, 51% of our product revenues, excluding the revenues attributable to the acquisition of substantially all of the assets of Antenna Plus, were from devices in the marketplace for over two years, 37% from devices in the marketplace for one to two years and 12% from devices in the marketplace for less than one year.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including the automotive, fleet and industrial IOT space, the average selling price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Excluding the Antenna Plus acquisition, we have seen the number of devices decrease 3% and number of antennas per device increase by 21% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Our ability to maintain or increase our sales depends on new and existing end customers selecting our antenna solutions for their heterogeneous next-generation wireless devices and networks depends on the proliferation of Wi-Fi connected home devices and data intensive applications, investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally, as well as successfully integrating past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address.  See the section entitled “Risk Factors” included in Item 1A of our Annual Report on Form 10-K and our subsequent quarterly reports on Form 10-Q.

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

Gain on Deferred Purchase Price Liability. During the nine months ended September 30, 2018, Skycross, Inc. and us came to an agreement that we would pay Skycross $375,000 for deferred consideration under our asset purchase agreement entered into in December 2015. Gain on deferred consideration consists of the variance between the amount paid to Skycross for the deferred purchase price and the elimination of the accounts receivable due from Skycross and the accounts payable due to Skycross.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(calculated as a percentage of associated sales)
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.5	51.8	55.4	52.6
Gross profit	43.5	48.2	44.6	47.4
Operating expenses:
Research and development	15.7	16.8	16.3	15.0
Sales and marketing	13.7	14.5	20.7	14.2
General and administrative	12.2	15.3	17.8	16.8
Total operating expenses	41.6	46.6	54.8	46.0
Income (loss) from operations	1.9	1.6	(10.2)	1.4
Other income	(1.0)	(0.6)	(1.7)	(0.3)
Income (loss) before income taxes	2.9	2.2	(8.5)	1.7
Provision for income taxes	0.1	0.3	0.3	0.2
Net income (loss)	2.8%	1.9%	(8.8)%	1.5%

Comparison of the three and nine months ended September 30, 2018 and 2017

Sales

	Three Months Ended September 30,
	2018	2017	Increase	% Change

Sales	$15,786,913	$12,448,436	$3,338,477	26.8%

	Nine Months Ended September 30,
	2018	2017	Increase	% Change

Sales	$44,063,692	$36,713,996	$7,349,696	20.0%

Sales increased $3.3 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  Our sales associated with our organic business increased $3.8 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017, while our sales associated with the acquisition of Antenna Plus decreased $0.5 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017.  The total number of devices within our organic business increased by 10%, or 1.1 million devices, to 12.1 million devices for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017.  The increase in the total number of devices was due to an increase in carrier gateway and set top box sales. The sales increase was primarily attributable to an increase in carrier gateway and set top box sales.  The average number of antennas per device increased 18% from 3.8 antennas per device for the three months ended September 30, 2017 to 4.5 antennas per device for the three months ended September 30, 2018.  The average selling price per device for the three months ended September 30, 2018 increased 24% to $1.2 as compared to $1.0 for the three months ended September 30, 2017.

Sales increased $7.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  Our sales associated with our organic business increased $5.0 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017 while our sales associated with the acquisition of Antenna Plus increased $2.3 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.  The total number of antennas shipped within our organic business increased 20% for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017.  The total number of devices within our organic business decreased by 3%, or 1.0 million devices, to 34.5 million devices for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017. The decrease in number of devices was primarily attributable to a decrease in set top box and television sales offset by an increase in carrier gateway and retail router sales.  The average number of antennas per device increased 21% from 3.5 antennas per device for the nine months ended September 30, 2017 to 4.2 antennas per device for the nine months ended September 30, 2018.  The average selling price per device for the nine months ended September 30, 2018 and 2017 increased 20% from $0.92 to $1.10, respectively.

Cost of Goods Sold

	Three Months Ended September 30,
	2018	2017	Increase	% Change

Cost of goods sold	$8,921,571	$6,444,544	$2,477,027	38.4%

	Nine Months Ended September 30,
	2018	2017	Increase	% Change

Cost of goods sold	$24,402,658	$19,300,120	$5,102,538	26.4%

Cost of goods sold increased $2.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  The increase was primarily due to an increase in set top box and carrier gateway sales.  For the three months ended September 30, 2018, our cost of goods sold included $0.7 million of cost of goods sold associated with the acquisition of Antenna Plus assets, as compared to $0.8 million for the three months ended September 30, 2017.

Cost of goods sold increased $5.1 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  The increase was primarily due to an increase in retail router and carrier gateway sales.  For the nine months ended September 30, 2018, our cost of goods sold included $2.4 million of cost of goods sold associated with the acquisition of Antenna Plus assets, as compared to $1.4 million for the nine months ended September 30, 2017.

Gross Profit

	Three Months Ended September 30,
	2018	2017	Increase	% Change

Gross profit	$6,865,342	$6,003,892	$861,450	14.3%
Gross profit (percentage of sales)	43.5%	48.2%		-4.7%

	Nine Months Ended September 30,
	2018	2017	Increase	% Change

Gross profit	$19,661,034	$17,413,876	$2,247,158	12.9%
Gross profit (percentage of sales)	44.6%	47.4%		-2.8%

Gross profit as a percentage of sales decreased 4.7% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased 2.8% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. For the three months ended September 30, 2018, the decrease in gross profit as a percentage of sales is primarily driven by the increase in carrier gateway sales offset by a decrease in retail router sales.  For the nine months ended September 30, 2018, the decrease is due to the decrease in set top box sales.

Operating Expenses

	Three Months Ended September 30,
	2018	2017	Increase	% Change

Operating Expenses
Research and development	$2,474,653	$2,094,774	$379,879	18.1%
Sales and marketing	2,161,143	1,809,037	352,106	19.5%
General and administrative	1,922,326	1,899,449	22,877	1.2%
Total	$6,558,122	$5,803,260	$754,862	13.0%

	Nine Months Ended September 30,
	2018	2017	Increase	% Change

Operating Expenses
Research and development	$7,162,092	$5,510,861	$1,651,231	30.0%
Sales and marketing	9,140,356	5,229,188	3,911,168	74.8%
General and administrative	7,864,320	6,174,869	1,689,451	27.4%
Total	$24,166,768	$16,914,918	$7,251,850	42.9%

Research and Development

Research and development expense increased $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The increase was primarily due to $0.3 million increase in personnel expenses due to additional headcount and $0.1 million increase in expenses related to additional research and development efforts.

Research and development expense increased $1.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to $1.3 million increase in personnel related expenses, $0.2 million increase in expenses related to premises and repairs and maintenance, $0.2 million increase related to additional research and development efforts.

Sales and Marketing

Sales and marketing expense increased $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The increase was primarily due to $0.3 million increase in personnel expenses due to additional headcounts and $0.1 million increase in expenses related to premises expense and outsourced services.

Sales and marketing expense increased $3.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase was primarily due to $1.5 million in non-recurring expenses related to a marketing-related agreement and its termination and executive severance, $1.2 million increase in marketing expenses, $0.9 million increase in personnel related expenses and $0.3 million increase in expenses related to outsourced services.

General and Administrative

General and administrative expense increased $0.02 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The increase was primarily due to $0.2 million increase in personnel related expenses, $0.1 million increase in amortization expense and $0.02 increase in software licenses offset by a decrease of $0.2 million in corporate legal expenses and $0.1 million decrease in expenses related to premises.

General and administrative expense increased $1.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase was primarily due to $1.2 million increase in stock compensation expenses related to the acceleration of stock compensation expense for a former executive, $0.6 million increase in personnel expenses due to additional headcount and $0.5 million in non-recurring expenses related to executive severance offset by $0.6 million decrease in outsourced services.

Other Income

	Three Months Ended September 30,
	2018	2017	Increase	% Change
Other expense (income):
Interest income	$(158,790)	$(98,689)	$(60,101)	60.9%
Interest expense	5,756	22,762	(17,006)	-74.7%
Total	$(153,034)	$(75,927)	$(77,107)	101.6%

	Nine Months Ended September 30,
	2018	2017	Increase	% Change
Other expense (income):
Interest income	$(398,003)	$(189,855)	$(208,148)	109.6%
Gain on deferred purchase price liability	(388,733)	—	(388,733)	0.0%
Interest expense	29,506	80,239	(50,733)	-63.2%
Total	$(757,230)	$(109,616)	$(647,614)	590.8%

Other income increased $0.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  The increase was primarily due to a $0.1 million increase in interest income from investments offset by a decrease in interest expense.

Other income increased $0.7 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  The increase was primarily due to a $0.4 million gain on deferred purchase price liability, $0.2 million increase in interest income from investments and $0.1 million decrease in interest expense on our outstanding loans.

Liquidity and Capital Resources

We had cash and cash equivalents of $13.1 million and $18.8 million in short-term investments at September 30, 2018.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $46.3 million at September 30, 2018.

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

As of September 30, 2018, we had approximately $0.3 million outstanding under a term loan pursuant to our second amended and restated loan and security agreement with Silicon Valley Bank. In addition, under our second amended and restated loan and security agreement with Silicon Valley Bank, we have a revolving line of credit with a borrowing capacity up to $10.0 million. As of September 30, 2018, there was no balance owed on the line of credit.

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

In December 2015, we further amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matures on December 1, 2018. Effective September 2017, we amended the loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement requires that we maintain either (1) a minimum cash balance of unrestricted cash at Silicon Valley Bank or one of its affiliates of no less than $25.0 million; or a liquidity ratio of 1.25 to 1.00 as of the last day of each month and a minimum EBITDA, measured as the last day of each fiscal quarter for the previous six-month period (for September 30, 2018 the minimum EBITDA is $750,000). The interest rate of the additional term loan is fixed at 5.0%. As of September 30, 2018, $0.3 million was outstanding on this additional term loan. We are in compliance with all of the financial covenants in the amended and restated loan and security agreement pertaining to the revolving credit line and the additional term loan as of September 30, 2018.

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

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million of shares of our common stock over the twelve month period following the establishment of the program.  The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized and issued shares of common stock.  During the nine months ended September 30, 2018, we repurchased 328,523 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $9.49, for a total cost of $1.8 million.  As of September 30, 2018, we have repurchased a total of $3.1 million of shares of our common stock.  On August 7, 2018, our board of directors approved an extension to its existing share repurchase program for an additional twelve month period ending August 14, 2019.

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

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(1,240,659)	$(993,375)
Net cash provided by (used in) investing activities	1,874,620	(24,985,813)
Net cash used in financing activities	(2,595,373)	(1,016,568)
Net decrease in cash and cash equivalents	$(1,961,412)	$(26,995,756)

Net cash used in operating activities.  Net cash used in operating activities was $1.2 million for the nine months ended September 30, 2018. This was primarily driven by our net loss of $3.8 million and $0.4 million change in operating assets and liabilities offset by non-cash operating expenses of $3.0 million.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2018.  This was primarily driven by $27.0 million in maturities of available-for-sale securities offset by $24.3 million in purchases of available-for-sale securities and $0.8 million in purchases of property and equipment.

Net cash used in financing activities.  Net cash used in financing activities was $2.6 million for the nine months ended September 30, 2018.  This was primarily driven by $1.8 million in common stock repurchases, $1.0 million in repayment of notes payable, $0.4 million in payments related to the deferred purchase price offset by $0.6 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended September 30, 2018 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. At September 30, 2018, our undrawn revolving credit facility under our second amended and restated loan and security agreement with Silicon Valley Bank bears interest at the Wall Street Journal Prime rate (5.0% as of September 30, 2018) plus 1.00%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the Wall Street Journal prime rate.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes to the United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There have been significant changes and proposed changes to United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China.  For example, the United States has imposed tariffs of 10-25% on certain imports from China, as well as tariffs on steel and aluminum products imported from various other countries.  In response, China and other countries have imposed or proposed additional tariffs on certain exports from the United States.  Although we do a significant amount of business in China, including dealing with Chinese suppliers and customers, only a limited number of our products use imported components that are covered under these recent policy changes, and we do not expect these tariffs to have a material impact on us.  However, these and other proposed policy changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade with those countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these countries and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchase of our common stock made by us in the three months ended September 30, 2018:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1, 2018 to July 31, 2018	—	$—	—	$—
August 1, 2018 to August 30, 2018	28,995	11.94	314,523	4,072,514
September 1, 2018 to September 30, 2018	14,000	11.86	328,523	3,906,026
Total during the three months ended September 30, 2018	42,995	$11.95	328,523	$3,906,026
(1)

On August 14, 2017, our board of directors authorized the repurchase over the following twelve months of issued and outstanding shares of our common stock having an aggregate value of up to $7.0 million pursuant to a repurchase program.  On August 7, 2018, our board of directors extended the previously approved authorization to repurchase shares of our common stock for an additional twelve months to August 14, 2019.  As of September 30, 2018, we have repurchased shares of common stock having an aggregate value of $3.1 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

We entered into an Employment Transition Agreement, effective as of March 15, 2018, with Leo Johnson, our prior Chief Financial Officer relating to Mr. Johnson’s retirement.  Under the Employment Transition Agreement, Mr. Johnson will continue as an employee through September 30, 2019, or the Termination Date, or his earlier termination of employment.  Pursuant to the Employment Transition Agreement, Mr. Johnson will receive a base salary of $75,000 during the term of his transition services.  Mr. Johnson will not be eligible to receive an annual incentive bonus for 2018 or 2019.  In the event Mr. Johnson’s employment is terminated by us for any reason other than Mr. Johnson’s voluntary resignation, Mr. Johnson will be eligible to receive (1) lump sum cash payment equal to the remaining base salary payable to him under the Employment Transition Agreement through the Termination Date, plus (2) continued health benefits at the same cost to him as was in effect on the date of his termination through the Termination Date (or, if earlier, the date his eligibility for COBRA expires), plus (3) the acceleration of vesting and/or exercisability of all of Mr. Johnson’s outstanding stock option awards, effective as of the Termination Date. The foregoing severance benefits are conditioned on Mr. Johnson’s execution of a general release of claims in favor of us.

The above summary of the terms of the Employment Transition Agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which will be filed as an exhibit to this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

10.1	Employment Transition Agreement, dated November 7, 2018, by and between Leo Johnson and the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
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

AIRGAIN, INC.

Date: November 8, 2018	/s/ James K. Sims
James K. Sims Chairman of the Board and Interim Chief Executive Officer (principal executive officer)

Date: November 8, 2018	/s/ Anil Doradla
Anil Doradla Chief Financial Officer and Secretary (principal financial and accounting officer)