Form 10-K
period 2018-12-31
AIRGAIN INC
filed 2019-03-15
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $74.5 million, based on the closing price of the registrant’s common stock on The Nasdaq Capital Market of $9.19 per share.

As of March 13, 2019, the registrant had 10,029,281  shares of common stock ($0.0001 par value) outstanding.

AIRGAIN, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2018

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

ITEM 1.     BUSINESS

Overview

Airgain is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, including Consumer, Enterprise, and Automotive.  Our innovative antenna systems are designed to address key challenges with wireless system performance faced by our customers. We provide solutions to complex Radio Frequency, or RF, engineering challenges and help improve wireless services that require higher throughput, broad coverage footprint, and carrier grade quality. Our antennas are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet and asset tracking devices. Through our pedigree in the design, integration, and testing of high performance embedded antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN, market, supplying to leading carriers, Original Equipment Manufacturers, or OEMs, Original Design Manufacturers, or ODMs, and chipset manufacturers who depend on us to achieve their wireless performance goals.

Our embedded and external antenna solutions support a variety of wireless access technologies across the licensed and unlicensed spectrum of frequency bands. These include IEEE 802.11 a/b/g/n, 802.11ac/ax, WCDMA, LTE, DECT, LPD, Bluetooth, ZigBee and Z-Wave, among others. In addition, we have expertise in the testing and benchmarking of wireless systems and devices. To satisfy the rapidly evolving technology needs of the industry, we have remained on the leading edge of next generation development by providing solutions for Multiple Input, Multiple Output, or MIMO, Multi User MIMO, or MU-MIMO, short range wireless technologies, beam forming, and active antenna technology.

Our design teams partner with customers from the early stages of antenna prototyping to device throughput testing to facilitate optimal performance and quick time to market.  Our capabilities include design, custom engineering support, integration, and over-the-air, or OTA, testing. These capabilities have resulted in a strong reputation across the OEM, ODM and chipset manufacturer ecosystem.  Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading Wi-Fi chipset vendors. OEMs, ODMs, chipset manufacturers and service providers rely on these reference designs and our engineering skills to deliver superior throughput performance. We view our relationships with OEM, ODM, chipset manufacturers and service providers as an important attribute to our long-term strategy and success.

In 2018, we had over 1,000 antenna products in our portfolio which shipped worldwide and implemented across millions of devices.  During 2018, we supplied our products to carriers, retailers, OEMs, ODMs and end users in three primary geographic regions: North America, Europe, and Asia Pacific.  Our customer base includes ARRIS Group, Inc., AT&T (DIRECTV U.S., LLC), Belkin International, Inc., Charter Communications, Inc., Comcast Corporation, Dish Network, Liberty Global plc., Telefonica SA, Sagemcom SAS, Samsung, Technicolor SA and ZTE Corporation, among others. We have achieved significant growth in our business in a short period of time. From 2012 to 2018, our annual sales have grown from $18.2 million to $60.6 million, while our net loss has increased from a net loss of $1.1 million in 2012 to net loss of $2.6 million in 2018.

We primarily use third parties to manufacture our products while maintaining oversight for critical quality, test and calibration functions. As of December 31, 2018, we had 175 issued patents in the United States and 24 companion patents outside the United States, and 49 patent applications on file.

Industry Background and Market Opportunity

Global adoption of Wi-Fi has been a major contributor to our growth to date and underpinning the demand has been the growth in internal protocol, or IP, traffic and IP-enabled devices. According to the Cisco Visual Networking Index, by 2022, Wi-Fi and mobile networks will account for an estimated 71% of IP traffic, up from 52% in 2017.  We believe the greater proportion of traffic being transmitted and received over wireless technologies will be a tailwind for greater adoption of antenna systems. According to ABI Research, next to cellular handsets, consumer access points are the second biggest consumers of Wi-Fi chipsets. Residential gateways and Wireless access points make up the majority of consumer access points, the vast majority of which are provided to consumers by carriers, service providers and retailers. Carriers and enterprises have realized the economic benefits of wireless connectivity to enable efficient delivery of premium content and internet services in the home, enterprise and mobile. The rapid growth of mobile data traffic has been widely recognized and reported. The trend toward mobility carries over into the realm of fixed networks since an increasing portion of traffic will originate from portable or mobile devices.

The wireless market for antenna systems is growing rapidly as the technology is adopted across a wide variety of markets, including the following key markets we target:

•

Consumer.  The consumer market encompasses a large and growing market of consumers using wireless-enabled devices including consumer access points, wireless gateways, Wi-Fi Mesh systems, smart TVs, smart home devices, and set-top boxes. These devices facilitate a variety of consumer oriented applications and services including wireless video streaming, home automation, smart appliances, home security systems, and smart TV entertainment systems. We estimate that the total addressable market for our antennas in the consumer market will grow at a compound annual growth rate, or CAGR, of 9% between 2017 and 2022, based on ABI research and our internal estimates of average selling price, or ASP. Furthermore, according to ABI Research, the market for set-top boxes shipped worldwide is expected to increase from 45.4 million device shipments in 2018 to 61.4 million in 2022. In the same period, the number of smart TV’s shipped are expected to grow from 125.4 million to 233 million. Within the consumer market, the connected home market has seen an explosion of automation services and broadband-connected devices, making the demand for increased bandwidth, high throughput and reliable connectivity more critical than ever before. Between 2017 and 2022, residential Wi-Fi Mesh systems and smart home devices are anticipated to experience some of the highest growth rates within the consumer market, with a CAGR of 63% and 31%, respectively.

•

Enterprise. The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, terminals and stadiums. These systems have become mission-critical as they require high performance and scalability and are required to support a wide range of applications across different network environments. These include access points and gateways, small cells, and remote radio heads. Within the enterprise market, which includes Industrial Internet of Things (IoT), we play a critical role in providing embedded and external connectivity solutions.  We estimate that the total addressable market for our antennas in the enterprise market will grow at a CAGR of 26% from 2017 to 2022, based on ABI Research device shipment numbers and our internal estimates of ASP.

•

Automotive. The automotive industry is in the midst of significant transformation led by innovations around safety, energy efficiency, autonomous driving, and infotainment systems.   According to ABI Research, the number of vehicles produced worldwide with wireless connectivity capability is expected to increase from 32 million in 2017 to over 70 million per year by 2022. While one segment of the automotive antenna market is tied to antennas designed and integrated into new vehicles, the other is tied to the fleet and aftermarket segment. The fleet and aftermarket segment consists of applications whereby external modems are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within the fleet and aftermarket market segment, there has been a rise in the number of antennas per vehicle. This is largely driven by the increasing needs of connectivity across different access technologies that include Wi-Fi, 3G, LTE, Satellite, and low power wide area networking, or LPWAN.  We estimate the total addressable market for our antennas in the automotive market will grow at a CAGR of 15% from 2017 and 2022, based on ABI Research device shipment numbers and our internal ASP estimates.

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

This performance feedback loop forms the foundation of our integration process that optimizes overall device performance, as well as antenna characteristics. Our regional OTA testing facilities are configured to replicate the real-world performance in typical homes and offices, while providing isolation from external RF and wireless interference. This low noise environment is key when comparing and identifying the effect of various antenna and system designs on wireless throughput performance. We have multiple dedicated test sites located in the vicinity of our development locations in San Diego, California, Melbourne, Florida, Cambridge, United Kingdom, and Suzhou and Shenzhen, China.

Our engineers work directly with customers to evaluate performance factors, and to provide custom support in the areas of antenna system design and simulation, rapid prototyping, integration and testing. The following is a high level summary of our design and integration process:

•

Engineering Review. When a new product is initiated, our engineers review antenna-specific characteristics, such as gain (throughput), efficiency, and coupling, alongside board-level factors, such as on-board noise and radio interference, as well as identification and housing constraints. We plan to expand awareness of our brand and our offerings throughout the OEM and carrier techinical community through participation in industry technical working groups, forums and trade events.

•

Antenna Selection and Placement. Our engineers select several antennas that are best suited for the particular application based on a large stable of existing antenna designs from previous efforts, modifications to these prior designs as well as new, full custom designs for particular devices. Together with the industrial design of the product, the engineer also selects candidate placements that are used in the initial simulation and placement phase. Our extensive experience in this step narrows the possible solutions to only the most promising candidates for detailed simulation and measurement.

•

Simulation and Initial Testing. When we engage in the early stages of a program before prototype tooling is available, we use 3D CAD models and physical mockups of the device to simulate and measure these interactions. When the project progresses to the prototype stage, we test actual prototype devices to generate even more accurate measurements. While many of our competitors select a final antenna based on RF chambers testing, we proceed with a critical further step and measure actual system level performance of the device in an iterative process to optimize performance.

•

Over-the-Air Throughput Testing. We have developed a set of proprietary performance metrics, measurement methodologies, and automated test conditions to help enable accurate and repeatable characterization of the relative OTA performance of 802.11-based WLAN devices such as routers, gateways, and set-top boxes. Our benchmark testing provides an accurate assessment of the performance characteristics for devices to enable manufacturers to make informed decisions in selecting the best antenna solution for their needs. This iteration also considers firmware stability, system noise, and interference, as well as antenna performance, to provide a throughput optimized solution.

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

Technology Benefits

We continuously strive to remain at the forefront of wireless technologies. We work closely with leading wireless chipset manufacturers, carriers and OEM’s on the cutting edge of new wireless technology introduction, while we continue to focus on extending our core competencies in product innovation, quality, integration and OTA performance verification processes, helping to ensure we continue to deliver on our promise of optimal antenna system performance.

Benefits to our Customers

We have developed strong relationships with leading WLAN chipset vendors, OEMs, and key service providers, keeping us at the forefront of new developments in wireless technologies and industry requirements. We share our expertise with customers in several areas including design, engineering, and testing, and provide insights based on years of experience across hundreds of devices. By harnessing our specialized experience and expertise, we offer solutions that can improve our customers’ product performance, reduce their staff costs and allow our customers to focus on non-antenna related factors in the face of short design, engineering and production windows. Rather than rely upon a captive engineering group that only works on in-house opportunities, we act as an outsourced antenna design, engineering, and test group for our customers.

We also bring years of experience in delivering high performance, ultra-reliable wireless connectivity for mobile, fleet, and industrial IoT and machine-to-machine, or M2M, applications. Designed for all environments, our broad range of multi-band products support a variety of applications from kiosk and ATM connectivity to government and public safety fleet applications.

Benefits to Wireless Users

By focusing on performance, we strive to improve product satisfaction with customers. Often, competing makers of wireless devices use chips that are made by the same semiconductor manufacturer. Antenna reliability depends on numerous factors including material, mount position, physical connection and resistance to oxidation. However, the selection and placement of an antenna, or antennas, can change the performance characteristics measurably. Each sale of an antenna solution is customized according to the needs and requirements of the customer. Tradeoffs exist on placement, power, price, and other variables. By focusing on performance, we challenge our engineers to deliver the optimal solution given the customer’s product constraints. This commitment to performance has established us as one of the recognized leaders in the design, testing, and performance of wireless systems, and led to what we believe is one of the broadest blue-chip customer lists in the industry.

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

•

Profile Embedded Antennas. Profile Embedded Antennas feature highly efficient printed circuit board, or PCB, based solutions offering low profile designs optimized for confined industrial designs. Ideal for embedded applications requiring integration flexibility, the Profile family includes case, through- hole, and SMT mount designs and is available in single, dual, and triband applications. Our Profile Embedded Antenna family features four new designs targeting Wi-Fi 6 wireless system design challenges and are designed to enable tailored performance characteristics to meet the needs of any Wi-Fi 6 implementation. These antennas, including the Q Series, X Series, H Series and Q6 Series are designed to help enable us to deliver market-leading antenna integration and OEM design support for complex Wi-Fi 6 carrier gateways and access points.

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

•

OmniMax High Performance External Antennas. Our external dipole antennas are designed for indoor and outdoor WLAN, cellular and LPWAN applications. With an extensive variety of single and dual-band designs available, this family of dipoles offers superior performance and flexible mounting options for various deployment scenarios. Our dipole antennas are available in 2.4 and 5GHz bands supporting Wi-Fi frequencies, as well as wideband 700MHz to 2.7GHz for global cellular and 4G applications, 3.3 to 4.2GHz for sub 6GHz 5G applications, and ISM band, or industrial, scientific, and medical radio, which includes 868 to 928MHz for international unlicensed LPWAN applications.

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

•

Antenna Plus Antennas. Through the Antenna Plus brand, we offer a broad and expanding portfolio of automotive, fleet, public safety and M2M antennas.  Our high performance, low profile antennas are designed for many wireless standards and frequencies, including LTE with MIMO, Wi-Fi, Bluetooth, Dedicated Short Range Communications, or DSRC, and GPS/GNSS. Designed for all environments, our broad range of highly integrated and multi-band products support a variety of applications from kiosk and ATM connectivity to government and public safety applications. We have over 25 years of experience designing mission critical automotive fleet and mobile antenna applications. As the original inventor of the low profile cellular antenna, we are known for our market leading performance, quality, and long product life. Our antennas build on the best in class RF performance, leading design features, and extended operational life of our highly successful fleet and public safety antenna products connecting to almost any vehicular router or modem.

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

Growth Strategy

Our growth strategy is centered around targeting three key markets, Consumer, Enterprise and Automotive. The following graphic provides a summary of the estimated total addressable market for each of these three markets. As highlighted in the graphic below, based on ABI Research and our internal ASP estimates, by 2022, we estimate a total addressable market to be in excess of $6.7 billion.

The Consumer market has seen an explosion of automation services and broadband-connected devices, making the demand for increased bandwidth and reliable connectivity more critical than ever before. Within the carrier gateway and set-top box devices, the transition towards 802.11ac and 802.11ax (also called Wi-Fi 6) standard has now become a key market growth driver. The shift toward Gigabit Wi-Fi 802.11ac and 802.11ax is creating increased demand for our solutions as the number of antennas per device increases substantially. 802.11ax provides a theoretical ability to deliver speeds in excess of 14Gbps using 4x4 MIMO which is comparable to full duplex Docsis 3.1 and 5G bandwidths, resulting in wireless bandwidth delivery achieving parity with wireline speeds. Given the performance improvements over existing systems, service providers around the world are expediting their upgrade cycle towards higher performing consumer devices.

We continue to penetrate an increasing scope of adjacent residential wireless device applications such as home security, smart appliances, waterproof and solar outdoor wireless systems. We are also expanding our footprint in these markets through support of an increasing range of IoT wireless standards, such as Bluetooth, ZigBee, Z-Wave, Thread, NB-IoT and LoRa WAN. Our engineering team provides custom antenna solutions to support a variety of device constraints, including flexible antenna technology for curved and smaller form factors. We provide IP alarm and security camera solutions for one of the world’s leading providers of video surveillance products.

In the Automotive market, the trend towards the ubiquitous connected car and the demand for increasingly complex aftermarket/fleet wireless connectivity solutions, are key growth drivers for us. Automakers are seeking to integrate a wide range of radio access technologies to support connected vehicles, from 2G and 3G for light, telematics-based connectivity, to LTE – leading to 5G, and Wi-Fi for heavy infotainment use, and DSRC for safety applications such as collision avoidance. Other standards such as 802.11p will play a role in vehicle-to-vehicle, or V2V, and vehicle-to-everything, or V2X, communications, while GPS will remain a basic requirement for vehicle location tracking and navigation.  The automotive segment has six distinct product categories, including mobility management, vehicle management, entertainment, safety, drive assistance, and well-being. Many of these categories can be particularly useful to owners of vehicle fleets, such as company and service vehicles, as well as companies in the car-rental and car-sharing industries. Although many of the technologies needed to support these functions are already established, the number of fleet sales in this segment is expected to grow. Connected cars require internal and external antennas for a complete wireless solution. We have a leading portfolio of automotive antenna connectivity solutions, from embedded solutions for OBD II, IHU and connected car gateways, to custom shark fin antennas for automotive OEM’s, and high-quality antenna products for mobile and automotive fleet applications for government, public safety, and enterprise applications.

In the Enterprise market we see growth potential across multiple product categories and applications. These include outdoor stadium and arena deployments, in-building coverage for commercial applications, kiosks, asset tracking, and Industrial IoT. According to ABI Research, enterprise access point shipments are estimated to reach 16.5 million per year by 2023.  In the connected smart home and city IoT sub-segments, we see embedded and external connectivity solutions for LPWAN, such as NB-IoT and LoRa for multiple applications. This includes security and asset tracking applications. In the M2M and IoT Infrastructure sub-segment serviced by our Antenna Plus brand of products, typical applications include in-building, out-building, and on-building connectivity solutions for commercial, retail, and office, outdoor kiosk, signage, and fixed asset connectivity and tracking. According to

ABI research, by 2023, there will be approximately 12 million new M2M wireless modem shipments per year, up from approximately six million new modem shipments in 2018.

We also develop multi-band LTE and WLAN antennas for small cell enterprise systems that includes femto cells, pico cells, Wi-Fi hotspots, and community Wi-Fi systems. Our solutions provide increased range and coverage for both indoor and outdoor applications. Additionally, our small cell antenna designs provide high gain and high-performance solutions for multi-frequency and multi-mode network deployments. This includes several designs based on our patented smart antenna technology that delivers increased coverage and operation stability.

We offer a comprehensive set of services for single and multi-client Wi-Fi performance testing, characterization, and validation for wireless devices utilizing advanced MIMO configurations and technologies including WLAN, Bluetooth, ZigBee, Z-Wave, LoRa, CBRS, and more. Our service offering includes early stage system design, custom engineering support, and superior OTA testing services for service providers and OEMs. Our proprietary OTA testing process has established itself as an industry leader in wireless throughput enabling our service offering to create stickiness with customers as they depend on our testing services. We believe there is significant potential for growth of our service offering revenue, including through renewable service provider service contracts, and to further leverage this offering to customers and applications in adjacent markets.

Over the next several years, we believe the adoption of 5G on a global basis will offer incremental growth opportunities for us. According to ABI Research, 25% of network traffic will be 5G by 2023.  5G antenna systems are more complex as they need to support complex active architectures for new configurations such as active MIMO, and new frequency ranges in the sub-6GHz and mmWave, or millimeter wave, frequency bands. This shift in antenna complexity favors us, since complexity implies an opportunity to provide increased value to our customers along with increasing opportunity to differentiate based on technical merit and performance.

The adoption of 5G will require antenna solutions for small cell indoor and outdoor, fixed wireless access, and mmW backhaul. Furthermore, highly integrated and complex designs demanded by 5G will require closer coordination between the ecosystem of component vendors, OEMs and Chipset Vendors, a key strength of ours.

In the United States we have a strong position with service providers and carriers that supply in-home residential wireless equipment. That said, we believe there are growth opportunities on the international front. This includes Europe, especially in areas of the connected home and automotive OEM markets will offer meaningful opportunities.

Our mission is to be a leading supplier of smart, embedded and external antennas to the expanding wireless device and systems marketplace. The key elements of our strategy are listed below.

•

Expand our customer base within our core markets. We sold our products in 2018 to approximately 91 end-customers. Although the customers that pay for our products are often ODMs and distributors, it is primarily the OEMs, carriers and retail-focused end-customers that drive the selection of our solutions.

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

•

Innovate into new products and markets. Trends such as the IoT are driving an explosion of demand for wireless connectivity in new applications in and out of the home, including connected vehicles. Our technology and solutions are well suited to the majority of these high growth potential new markets. We also see new opportunities in M2M communications, LTE, Near Field Communications, Identification and Tracking via Radio Frequency Identification, or RFID, Personal Area Networks such as 5G, Wi-Fi 6, ZigBee, Z-Wave, LoRa or Bluetooth, and other wireless communications methods and applications.

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

Customers

Our customers are global. The substantial majority of our sales are to ODMs and distributors based in China. However, for the year ended December 31, 2018, approximately 54% of the end-customers of our products, based on sales, were in North America and 46% were outside of North America. In addition, our top two customers, Synnex Technology International (HK) Ltd. and Syntech Asia Ltd., accounted for approximately 36% and 8% of our sales, respectively, for the year ended December 31, 2018. We generally work with Engineering, Product Management, Product Line Management, Product Marketing, Design, and similar groups to provide antenna solutions. While the sale of the product may be to an OEM or ODM, we also consider our customers to include chipset vendors and service providers. We market our design capabilities directly to chipset vendors and service providers to generate demand.

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

•

Value Added Reseller (VARs) and Distributors. These partners combine our antenna products with other devices and services including vehicular modems, to deliver complete integrated and installed aftermarket solutions to end customers.

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

Our indirect channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. This channel partner network often co-sells with our inside sales and field sales teams. Our channel provides us with additional sales leverage by sourcing new prospects, providing technical support to existing customers, upselling for additional use cases and daily indexing capacities, and maintaining repeat business with existing customers. These channels provide added coverage to customers and prospects we cannot reach directly. The percentage of our sales from indirect channel partners was 27%, 24% and 23% for the years ended December 31, 2018, 2017 and 2016, respectively.

Marketing

Our marketing strategy is focused on building market awareness and acceptance of our products, and promoting our brand. We market our products directly to both prospective and existing customers. The marketing department is engaged in product management, product marketing, program management, corporate marketing, tradeshows and public speaking, development of our website and collateral material, and creating partnership opportunities with third parties, such as service providers and semiconductor manufacturers. Marketing emphasizes our competitive strengths and provides input into the future direction of product development and customer profiles.

Our primary marketing initiatives include trade shows, industry events, industry reputation, and publications, including white papers and trade journals. We strategically choose the location and focus of each trade show based on each show’s prospectus, reputation, and audience attendees, allocating marketing funds to support shows annually in North America, Asia, and Europe. These shows provide us with the opportunity to showcase our newest products and system designs, as well as set up meetings with current and potential OEM and ODM customers, carriers, and chipset manufacturers.

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

•

In-house Antenna Design and Engineering Teams. Several of our existing customers, including ODMs which design and build complete wireless devices, also have internal resources to design, engineer, and produce antenna solutions. In such cases, we compete against the captive resource of that ODM. Several ODMs, including Arcadyan Technology Corporation, Foxconn Electronics Inc., Gemtek Technology Co. Ltd., and Wistron Corporation, design, manufacture, and sell antennas, in direct competition with us.

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

Manufacturing and Operations

We have limited manufacturing capability, solely with respect to antennas deployed in the fleet and M2M market. We do final assembly of these antenna products at our facility located in Scottsdale, Arizona, where we purchase raw materials, assemble, test, and ship products. We outsource the manufacturing for all of our other products to two principal contract manufacturers, or CMs, located in China. We work with these CMs to purchase raw materials, assemble, test, and ship our antenna products. We perform quality assurance and testing at our California facilities.

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

Research and Development

We invest considerable time and financial resources in research and development to enhance our antenna design and system integration capabilities and conduct quality assurance testing to improve our technology. Our engineering team consists of engineers located in research, design, and test centers in California, the United Kingdom, China, and Taiwan. Our engineering team actively participates in research and development activities to expand our capabilities and target applications for the Consumer, Enterprise and Automotive markets. We expect to continue to expand our product offerings and technology solutions in the future and to invest significantly in ongoing research and development efforts.

In the connected home, we are developing a series of antenna products for the home security market, including designs ranging from Z-Wave applications for door sensors to customized connectivity solutions for smart metering using LTE and LPWAN standards, and near field antenna modules enabling gigabit speed last meter connectivity for broadband operators.  We continue to architect and improve our antenna systems for our enterprise class smart antenna customers, as well as new high performance designs for the outdoor Wi-Fi and small cell markets. We continually review alternative antenna designs for increasingly complex carrier gateway products, which are expanding beyond just delivering Wi-Fi to also include 5G, ZigBee, Z-Wave, DECT, LPWAN, NB-IoT and Bluetooth applications. Finally, we are engaged in the design and evaluation of antenna systems for next generation 802.11ax technology, including reference designs with industry leading chipset vendors.

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

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, and contractual provisions to protect our technology. As of December 31, 2018, we had 175 issued U.S. patents covering our embedded and external antenna technology with expiration dates ranging from 2020 to 2033, and 46 patent applications pending for examination in the United States. We also have 24 issued patents and 3 pending patent applications for examination in non-U.S. jurisdictions (Europe, China and Japan) with expiration dates ranging from 2020 to 2037, which entail counterparts of U.S. utility patent applications. The patents consist of several broad areas, as summarized by the following four patent groups:

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

Employees

As of December 31, 2018, we had approximately 86 employees in the United States, 4 in the United Kingdom and 28 in China. Among the total 118 employees, 48 of them were primarily engaged in research and development, 24 of them were primarily engaged in sales and marketing and 46 of them were primarily engaged in operations and general and administration functions. In addition, we contract directly with engineers and sales contractors domestically and internationally. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be good.

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

For example, the slower than expected rollouts of our customers 802.11ac, 802.11ax and DOCSIS 3.1 upgrade cycles in 2018 shifted the timing of our product sales, and such future deployment delays could also affect our quarterly operating results.  The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

Our products are subject to intense competition, including competition from the customers to whom we sell.

Antenna solutions is an established technical field with low intellectual property and technological barriers to entry. Antenna competition exists globally for all areas of our business and product lines. The markets in which we compete are intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, brand awareness and reputation, price, strength and scale of sales and marketing efforts, professional services and customer support, product features, reliability and performance, scalability of products, and breadth of product offerings. Due to the proprietary nature of some of our products, competition occurs primarily at the design stage. As a result, a design win by our competitors or by us typically limits further competition regarding that design. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. From a cost and control perspective, our products generally cost more than our competitors’ products. If our ability to design antenna solutions is deemed to be on par or of lesser value than competing solutions, we could lose our customers and prospects.

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

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $45.0 million at December 31, 2018. Because the market for our antenna products is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales, and marketing, and continue to develop new antenna products to address new and evolving markets. In addition, as a public company we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

Our top two customers, Synnex Technology International (HK) Ltd. and Syntech Asia Ltd., accounted for approximately 36% and 8% of sales for the year ended December 31, 2018, respectively, and 21% and 13% of sales for the year ended December 31, 2017, respectively. Although our top customers that pay for our products are often ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers that drive the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.

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

We have limited manufacturing capability, solely with respect to antennas deployed in the fleet automotive market.  For all of our other products, we outsource the manufacturing, assembly and testing of products.  We rely on two contract manufacturers, which are both located in China, to manufacture, control quality of, and ship our products. We do not have long-term contracts with these manufacturers that commit them to manufacture products for us. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

•	qualify appropriate component suppliers;
•	manage capacity during periods of high demand;
•	meet delivery schedules;
•	assure the quality of our products;
•	ensure adequate supplies of materials;
•	protect our intellectual property; and
•	deliver finished products at agreed-upon prices.

We manufacture products for our automotive market primarily in our facilities in Scottsdale, Arizona.  We may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand.  We also may experience delays or disruptions at our manufacturing facilities, which could result in delays of product shipments to our customers.  Any failure by us or our contract manufacturers to timely product products of satisfactory quality or in sufficient quantities in compliance with applicable laws could hurt our reputation, cause customers to cancel orders or refrain from placing new orders for our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

Our indirect channel partners, which include outside sales representatives, accounted for 27% of our sales in 2018 and 24% in 2017. We believe that establishing and maintaining successful relationships with these channel partners is, and will continue to be, important to our financial success. Recruiting and retaining qualified channel partners and training them in our technology and product offerings require significant time and resources. To develop and expand our channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training.

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

On May 2, 2018, Charles Myers resigned as Chief Executive Officer, President and as a member of our board of directors. James K. Sims, who is our Chairman, was appointed to serve as our interim Chief Executive Officer at that time.  On March 13, 2019, Mr. Sims was appointed as our Chairman and Chief Executive Officer.  In addition, in April 2018, Glenn Selbo resigned as our Chief Operating Officer, and in March 2018 Anil Dordla succeeded Leo Johnson as our Chief Financial Officer.  As a result of these management changes, we may experience disruption or have difficulty in maintaining or developing our business.  We face significant competition for new executives, and we may not be able to find a suitable replacement for members of our senior management that we may lose in the future, and our business may be harmed as a result.  Our ability to effectively manage our business and execute on our business strategy may be adversely affected by the uncertainty associated with these recent management changes.

Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business.  As a result of the recent changes in our management team, our existing management team has taken on substantially more responsibility, which has resulted in greater workload demands and could divert their attention away from certain key areas of our business.  In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could suffer as a result.  The loss of services of one or more other members of senior management could have a material adverse effect on our business, operating results and financial condition.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success depends upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including James K. Sims, who is our Chief Executive Officer and Chairman, and Jacob Suen, who is our President. The replacement of any members of our senior management team or other key employees or consultants likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

In May 2014, we completed an analysis that determined we had not undergone an ownership change.  We believe however, that our initial public offering that occurred during 2016 may have triggered an ownership change.  However, based on our value at the ownership change date, we believe that the limitation would not ultimately limit the amount of the net operating losses and credits that could be used prior to their expiration.

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

We have a $10.0 million revolving credit facility and a $4.0 million growth capital term loan under our second amended and restated loan and security agreement with Silicon Valley Bank. These loans are secured by a lien covering substantially all of our properties, rights and assets, excluding intellectual property. As of December 31, 2018, the revolving credit facility was undrawn, and the outstanding principal balance of the growth capital term loan and the additional term loan was paid off.  The second amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries, if any. The affirmative covenants include, among others, covenants requiring us (and us to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition, maintain a liquidity ratio of cash and cash equivalents plus accounts receivable outstanding debt under the second amended and restated loan and security agreement minus deferred revenue of 1.25 to 1.00, and protect material intellectual property. The negative covenants include, among others, restrictions on us and our subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. If we default under the facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the credit facility, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

The substantial majority of our sales are to ODMs and distributors based in China. For the year ended December 31, 2018, approximately 46% of the end-customers of our products, based on sales, are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers and our channel partners. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity, we may be unable to grow sales to existing customers.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last until March 2019, and the terms of such withdrawal, if any, are still unresolved.  The referendum and the ensuing process of the United Kingdom’s withdrawal from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital and negatively affect our customers, which could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the European market.

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

The trading price of our common stock may be volatile and may fluctuate substantially in response to various factors. This may be especially true for companies with a small public float. Prior to our initial public offering, there was no public market for shares of our common stock. From August 12, 2016, the date that our common stock started trading on the Nasdaq Capital Market, through February 26, 2019, the trading price of our common stock has ranged from $7.31 per share to $29.30 per share. The trading price of our common stock depends on several factors, including those described in this “Risk Factors” section and elsewhere in this annual report, including:

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

As of March 13, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 19.5% of our outstanding common stock. As a result, these stockholders, acting together, would be able to significantly influence and may be able to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would be able to significantly influence and may be able to control the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might adversely affect the market price of our common stock by:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters occupy approximately 10,300 square feet in San Diego, California, under a lease that expires in June 2020. We also lease a 4,300 square foot home facility and a 3,900 square foot home facility in Rancho Santa Fe, California and a 3,900 square foot home facility in Poway, California that are used as testing facilities. Additionally, we lease a manufacturing plant/facility in Scottsdale, Arizona.  In addition, we lease an office space in Melbourne, Florida and office buildings in five locations outside of the United States in Shenzhen, China, Jiangsu Province, China, Shulin City, Taiwan, Gyeonggi-do, Korea and Cambridge, United Kingdom. We believe our facilities are suitable and sufficient to meet our current operating needs. We intend to add new facilities as we hire new employees, and we believe that the current headquarters in San Diego offers suitable additional space to accommodate such an expansion.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “AIRG”.

Holders of Common Stock

As of March 13, 2019, there were 10,029,281 shares of our common stock outstanding held by approximately 68 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

The following graph shows a comparison from August 12, 2016, the date our common stock commenced trading on the Nasdaq Capital Market, through December 31, 2018 of cumulative total return for our common stock, the Nasdaq Composite Index and the S&P Information Technology Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes the investment of $100 on August 12, 2016 in our stock at the opening trading price of $8.00 and in the indices at the opening trading prices, with the reinvestment of dividends, although dividends have not been declared on our common stock.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million of shares of our common stock over the twelve-month period following establishment of the program.  On August 7, 2018, the Board approved an extension to the existing share repurchase program for an additional twelve-month period ending August 7, 2019.  The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized but unissued shares of common stock.

The following table sets forth our repurchases of equity securities for the three months ended December 31, 2018:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
October 1, 2018 to October 31, 2018	—	—	—	—
November 1, 2018 to November 31, 2018	6,000	13.02	334,523	3,827,747
December 1, 2018 to December 31, 2018	22,791	11.38	357,314	3,568,470
Total during the three months ended December 31, 2018	80,991	$11.72	357,314	$3,568,470
(1)	As of December 31, 2018, we have repurchased shares of common stock having an aggregate value of $3,431,530.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables set forth our selected historical financial data for each of our last five fiscal years during the period ended December 31, 2018. We have derived the statements of operations data for the years ended December 31, 2018, 2017, and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this annual report.   We have derived the statements of operations data for the year ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 from our audited financial statements not included in this annual report.  The following selected financial data should be read in conjunction with our financial statements and related notes included elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our historical results for any prior period are not indicative of our future results.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Sales	$60,625,212	$49,521,171	$43,433,867	$27,793,073	$25,509,572
Cost of goods sold	34,114,044	26,218,965	24,156,792	16,148,163	14,132,357
Gross profit	26,511,168	23,302,206	19,277,075	11,644,910	11,377,215
Operating expenses:
Research and development	9,319,116	7,319,575	5,622,132	4,257,400	3,311,337
Sales and marketing	11,032,752	7,012,829	5,670,625	4,035,591	3,516,095
General and administrative	9,545,306	8,000,602	4,532,151	3,453,288	2,972,257
IPO costs	—	—	—	229,332	726,926
Total operating expenses	29,897,174	22,333,006	15,824,908	11,975,611	10,526,615
Income (loss) from operations	(3,386,006)	969,200	3,452,167	(330,701)	850,600
Other income	(903,229)	(197,740)	(289,721)	(60,981)	(2,743,871)
Income (loss) before income taxes	(2,482,777)	1,166,940	3,741,888	(269,720)	3,594,471
Provision for income taxes	101,543	25,685	8,181	622	6,171
Net income (loss)	(2,584,320)	1,141,255	3,733,707	(270,342)	3,588,300
Net income (loss) per share (1):
Basic	$(0.27)	$0.12	$0.65	$(4.17)	$2.08
Diluted	$(0.27)	$0.11	$0.40	$(4.30)	$(2.86)
Weighted average shares used in calculating income (loss) per share (1):
Basic	9,520,947	9,485,271	3,373,316	651,593	555,805
Diluted	9,520,947	10,361,373	4,667,503	651,593	555,805

(1)

See Note 1 of Notes to Financial Statements for an explanation of the method used to calculate net income or loss per share and the number of shares used in the computation of the net per share amounts.

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$13,620,656	$15,026,068	$45,161,403	$5,335,913	$3,590,745
Short-term investments	20,168,981	21,287,064	—	—	—
Working capital	35,574,395	36,352,509	41,573,071	1,802,826	3,412,680
Total assets	52,907,112	56,297,908	56,063,503	15,260,414	8,733,058
Preferred stock warrant liability	—	—	—	709,504	809,974
Long-term notes payable	—	—	1,333,333	2,721,865	346,873
Preferred redeemable convertible stock	—	—	—	43,106,906	40,724,356
Preferred convertible stock	—	—	—	5,968,549	5,968,549
Additional paid in capital	93,583,069	89,907,766	88,582,470	—	—
Accumulated deficit	(44,994,061)	(42,409,741)	(43,550,996)	(46,475,746)	(44,389,408)
Total stockholders’ equity (deficit)	45,147,332	46,224,979	45,032,402	(39,412,822)	(37,670,138)

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

Business Overview

We are a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of markets, including Consumer, Enterprise and Automotive.  Our innovative antenna systems are designed to address key challenges with wireless system performance faced by our customers.  We provide solutions to complex RF, engineering challenges and help improve wireless services that require higher throughput, broad coverage footprint, and carrier grade quality.

Within the Consumer market, our antennas are deployed in a large and growing market of devices that include consumer access points, wireless gateways, Wi-Fi Mesh systems, smart TVs, smart home devices, and set-top boxes, and support an array of technologies, that include WLAN, Wi-Fi, LTE, 5G and LPWAN.

Within the Enterprise market, our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, small cells, and remote radio heads in high-density environments such as buildings, campuses, terminals and stadiums. Furthermore, within the enterprise market we support an array of technologies, including WiFi, LTE, 5G and LPWAN.

In the Automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment. The majority of our revenues are currently derived from fleet and aftermarket sales and support a variety of technologies that include WiFi, 3G, LTE, Satellite and LPWAN. Going forward, our strategy is to augment our current sales in the automotive aftermarket with design wins and sales into the automotive OEMs and in 2018 we announced two design wins with automotive OEMs.

Our design teams partner with customers from the early stages of antenna prototyping to device throughput testing to facilitate optimal performance and quick time to market.  Our capabilities include design, custom engineering support, integration, and OTA testing.  These capabilities have resulted in a strong reputation across the OEM, ODM and chipset manufacturer ecosystem.  Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading Wi-Fi chipset vendors, OEMs, ODMs, chipset manufacturers and service providers rely on these reference designs and our engineering skills to deliver superior throughput performance.  We view our relationship with OEM, ODM, chipset manufacturers and service providers as an important attribute to our long-term strategy and success.

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

Our financial highlights for 2018 include the following:

•	Sales increased by 22% in 2018 compared to 2017. Our product sales increased across each of our targeted end markets.

•	Gross profit as a percentage of sales decreased to 44% in 2018 compared to 47% in 2017. Our gross profit decreased due to a combination of sales mix within our end markets, introduction of new products, pricing, and production related costs.  Our gross profit in future periods will continue to be impacted by market conditions impacting our pricing power, the change in our sales mix and the introduction of new products.

•

Income from operations decreased by $4.3 million in 2018 compared to 2017.  Operating expenses in 2018 included a $2.0 million increase in non-recurring expenses related to a marketing-related agreement and its termination and executive severance and a $1.2 million increase in stock compensation expenses related to the vesting of options for a former executive.  These non-recurring expenses in addition to increases in research and development, sales and marketing and general administrative expenses, offset by an increase in gross profit, led to the decrease in income from operations.  We expect our research and development and sales and marketing expenses to continue to increase in the future periods but believe our general and administrative expenses will remain consistent with 2018.

•	Our effective tax rate was 4% in 2018 compared to 2% in 2017. The variance from the U.S. federal statutory tax rate of 21% and 34% from 2018 to 2017 was due to the change in tax law.

•	We ended 2018 with cash, cash equivalents, and short-term investments totaling $33.8 million.

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including Consumer, Enterprise, and Automotive, the ASP of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on new and existing end-customers selecting our antenna solutions for their heterogeneous next-generation wireless devices and networks depends on the proliferation of Wi-Fi connected home devices and data intensive applications, investments in our growth to address customer needs, target new end markets, develop our product offerings and technology solutions and expand internationally, as well as successfully integrating past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in this annual report in greater detail under the section entitled “Risk Factors.”

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

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs, and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses and insurance. We may also incur expenses from consultants and for prototyping new antenna solutions. We expect research and development expense to continue to increase in future periods as we continue to invest in the development of new solutions and markets and as we invest in improving efficiencies within our supply chain, although our research and development expense may fluctuate as a percentage of total sales.

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation, bonuses and commissions earned by our inside sales representatives and third-party sales representative firms. Sales and marketing expense also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expense to increase in future periods as we continue to invest in our growth opportunities, although our sales and marketing expense may fluctuate as a percentage of total sales.

General and administrative. General and administrative expenses primarily consist of personnel and facility- related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance and accounting expenses, and the additional costs of achieving and maintaining regulatory compliance. We expect general and administrative expense to remain consistent with 2018, although our general and administrative expense may fluctuate as a percentage of total sales.

Other Income

Interest Income. Interest income consists of interest from our cash and cash equivalents and our short-term investments.

Gain on Deferred Purchase Price Liability. During the year ending December 31, 2018, Skycross, Inc. and us came to an agreement that we would pay Skycross $375,000 for deferred consideration under our asset purchase agreement entered into in December 2015.  Gain on deferred consideration consists of the variance between the amount paid to Skycross for the deferred purchase price and the elimination of the accounts receivable due from Skycross and the accounts payable due to Skycross.

Interest Expense. Interest expense consists of interest on our outstanding debt.

Fair Market Value Adjustments—Warrants. Consists of the change in fair value of our convertible preferred stock warrant liability. The preferred stock warrants are classified as liabilities on our balance sheets and their estimated fair value is re-measured at each balance sheet date using a combination of an option-pricing model and current value model under the probability-weighted return method, with the corresponding change recorded within other expense (income). In May 2016, the warrants were amended such that they became immediately exercisable into shares of our common stock. Concurrent with such amendment, the holders of the outstanding warrants elected to net exercise the warrants, and they were granted an aggregate of 127,143 shares of our common stock. Following such net exercise, there will be no future re-measurement of the warrant liability.

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

On December 22, 2017, the 2017 Tax Act, was enacted.  The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning January 1, 2018.  The 2017 Tax Act changes primarily affected our tax rate on certain deferred tax assets and deferred tax liabilities.

Results of Operations

The following tables set forth our operating results for the periods presented as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Year Ended December 31,
	2018	2017	2016
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of goods sold	56.3%	52.9%	55.6%
Gross profit	43.7%	47.1%	44.4%
Operating expenses:
Research and development	15.4%	14.8%	12.9%
Sales and marketing	18.2%	14.2%	13.1%
General and administrative	15.7%	16.2%	10.4%
Total operating expenses	49.3%	45.2%	36.4%
Income (loss) from operations	(5.6)%	1.9%	8.0%
Other income	(1.5)%	(0.4)%	(0.7)%
Income (loss) before income taxes	(4.1)%	2.3%	8.7%
Provision for income taxes	0.2%	0.1%	0.0%
Net income (loss)	(4.3)%	2.2%	8.7%

Comparison of the Years Ended December 31, 2018, 2017 and 2016

	For the Year Ended December 31,
	2018	2017	Increase/(Decrease)	% Change
Sales	$60,625,212	$49,521,171	$11,104,041	22.4%

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Sales	$49,521,171	$43,433,867	$6,087,304	14.0%

The increase in sales of $11.1 million from $49.5 million for the year ended December 31, 2017 to $60.6 million for the year ended December 31, 2018, was primarily driven by an increase in demand within the Consumer, Enterprise and Automotive markets.

The increase in sales of $6.1 million from $43.4 million for the year ended December 31, 2016 to $49.5 million for the year ended December 31, 2017, was primarily driven by an increase in demand within the Consumer market.

Cost of Goods Sold

	For the Year Ended December 31,
	2018	2017	Increase/(Decrease)	% Change
Cost of goods sold	$34,114,044	$26,218,965	$7,895,079	30.1%

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Cost of goods sold	$26,218,965	$24,156,792	$2,062,173	8.5%

The increase in cost of goods sold between the years ended December 31, 2018 and December 31, 2017, was primarily due to an increase in costs of goods sold within the Consumer and Enterprise markets

The increase in cost of goods sold between the years ended December 31, 2017 and December 31, 2016, was primarily due to an increase in the Consumer market and the carrier gateway and set-top-box products.

Gross Profit

	For the Year Ended December 31,
	2018	2017	Increase/(Decrease)	% Change
Gross profit	$26,511,168	$23,302,206	$3,208,962	13.8%
Gross profit (percentage of sales)	43.7%	47.1%		-3.3%

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Gross profit	$23,302,206	$19,277,075	$4,025,131	20.9%
Gross profit (percentage of sales)	47.1%	44.4%		2.7%

Gross profit as a percentage of sales decreased 3.3% for the year ended December 31, 2018 as compared to the year ended December 31, 2017.  The decrease in gross profit as a percentage of sales was primarily driven by a shift in the sales mix for the year ended December 31, 2018 when compared to the year ended December 31, 2017.

Gross profit as a percentage of sales increased 2.7% for the year ended December 31, 2017 as compared to the year ended December 31, 2016.  The increase in gross profit as a percentage of sales was primarily driven by a shift in the sales mix for the year ended December 31, 2017 when compared to the year ended December 31, 2016.

Operating Expenses

	For the Year Ended December 31,
	2018	2017	Increase/(Decrease)	% Change
Operating Expenses
Research and development	$9,319,116	$7,319,575	$1,999,541	27.3%
Sales and marketing	11,032,752	7,012,829	4,019,923	57.3%
General and administrative	9,545,306	8,000,602	1,544,704	19.3%
Total	$29,897,174	$22,333,006	$7,564,168	33.9%

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Operating Expenses
Research and development	$7,319,575	$5,622,132	$1,697,443	30.2%
Sales and marketing	7,012,829	5,670,625	1,342,204	23.7%
General and administrative	8,000,602	4,532,151	3,468,451	76.5%
Total	$22,333,006	$15,824,908	$6,508,098	41.1%

Research and Development

Research and development expense increased $2.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a $1.4 million increase in operating expenses associated with increase in personnel expenses associated with headcount increases, $0.4 million increase in miscellaneous research and development expenses and $0.1 million increase in depreciation.

Research and development expense increased $1.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $0.7 million increase in operating expenses associated with the acquisition of the Antenna Plus assets, $0.7 million increase in personnel expenses associated with headcount increases and $0.3 million increase in miscellaneous research and development expenses.

Sales and Marketing

Sales and marketing expense increased $4.0 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to $1.5 million increase in non-recurring expenses related to a marketing-related agreement and its termination and executive severance, $1.2 million increase in marketing expenses, $0.9 million increase in personnel expenses associated with headcount increases and $0.2 million increase in miscellaneous sales and marketing expenses.

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

General and Administrative

General and administrative expense increased $1.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a $1.2 million increase in stock compensation expenses related to the acceleration of stock compensation expense for a former executive, $0.5 million in non-recurring expenses related to executive severance, and $0.4 million increase in personnel expenses associated with headcount increases offset by a $0.6 million decrease in outsourced services.

General and administrative expense increased $3.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a $0.9 million increase in acquisition costs, $0.8 million increase in costs of being a public company, $0.7 million increase in operating expenses associated with the acquisition of the Antenna Plus assets, $0.6 million increase in personnel expenses associated with headcount increases, $0.2 million increase in expense due to the completion of the R&D tax credit study and $0.1 million increase in corporate legal expenses.

Other Income

	For the Year Ended December 31,
	2018	2017	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(584,735)	$(296,451)	$(288,284)	97.2%
Interest expense	30,988	98,711	(67,723)	-68.6%
Gain on deferred purchase price liability	(388,733)	—	(388,733)	0.0%
Loss on disposal of fixed assets	39,251	—	39,251	0.0%
Total	$(903,229)	$(197,740)	$(705,489)	356.8%

	For the Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Other expense (income):
Interest income	$(296,451)	$(7,803)	$(288,648)	3699.2%
Interest expense	98,711	178,371	(79,660)	-44.7%
Fair market value adjustment, warrants	—	(460,289)	460,289	-100.0%
Total	$(197,740)	$(289,721)	$91,981	-31.7%

Other income increased $0.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to a $0.4 million gain on deferred purchase price liability, $0.3 million increase in interest income from investments, offset by a $70,000 decrease in interest expense and $40,000 loss on disposal of fixed assets.

Other income decreased $0.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a $0.5 million decrease in the warrant fair market value adjustment partially offset by and a $0.1 million decrease in interest expense and a $0.3 million increase in interest income.

Liquidity and Capital Resources

We had cash and cash equivalents of $13.6 million and $20.2 million in short-term investments at December 31, 2018. In August 2017, we transferred a portion of our cash into an investment account.  In April 2017, we paid approximately $6.3 million in cash, net of post-closing working capital adjustments, in connection with the acquisition of the Antenna Plus assets.  In August 2016, we completed our initial public offering, or IPO, and received net proceeds of approximately $11.0 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and offering-related transaction costs. In December 2016, we completed our public offering of common stock and received net proceeds of approximately $26.0 million, including the sale of shares pursuant to the exercise of the underwriters’ over-allotment option and after deducting underwriting discounts and commissions and estimated offering-related transaction costs.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $45.0 million at December 31, 2018.

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

As of December 31, 2018, we had paid off the remaining balance outstanding under a term loan pursuant to our prior amended and restated loan and security agreement with Silicon Valley Bank.  In addition, under our second amended and restated loan and security agreement with Silicon Valley Bank, or the Amended Loan Agreement, we have a revolving line of credit for $10.0 million. As of December 31, 2018, there was no balance owed on the line of credit.

On January 31, 2018, we entered into the Amended Loan Agreement with Silicon Valley Bank.  The Amended Loan Agreement amended and restated the terms of our prior amended and restated loan and security agreement with Silicon Valley Bank.  The agreement, among other things, increased the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modified certain existing financial covenants.  Under the Amended Loan Agreement, we may borrow up to $10.0 million under the line of credit, subject to a borrowing base limit of 80% of the aggregate face amount of all eligible receivables.  The agreement removed the minimum EBITDA requirement previously applicable to the line of credit and term loan and maintained the liquidity ratio financial covenant such we must maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under Amended Loan Agreement minus deferred revenue of 1.25 to 1.00.  We will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (or, if unavailable, the SVB prime rate) on a monthly basis, so long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.50 to 1.00.  If this liquidity ratio is not met, we will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (or if unavailable, the SVB prime rate) on a monthly basis.  Borrowings outstanding on the Amended Loan Agreement matured on December 1, 2018, at which time all remaining balances on the loan were repaid.  The revolving line of credit matures on January 31, 2020.

Silicon Valley Bank maintains a first security interest over our assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million shares of our common stock over the twelve month period following the establishment of the program.  The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized and issued shares of common stock.  In August 2018, our board of directors approved an extension to our share repurchase program for an additional twelve-month period ending August 14, 2019.  During the year ended December 31, 2018, we repurchased 222,314 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $9.78, for a total cost of $2.2 million.  Since inception of the stock repurchase program, we have purchased a total of 357,314 shares for a total cost of $3.4 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$1,376,514	$(254,656)	$4,669,277
Net cash provided by (used in) investing activities	335,570	(27,824,279)	(275,649)
Net cash provided by (used in) financing activities	(3,117,496)	(2,056,400)	35,431,862
Net increase (decrease) in cash and cash equivalents	$(1,405,412)	$(30,135,335)	$39,825,490

Net Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities was $1.4 million for the year ended December 31, 2018. This was primarily driven by net non-cash operating expenses of $3.7 million and the change in operating assets and liabilities of $0.3 million, offset by our net loss of $2.6 million.

Net cash used in operating activities was $0.3 million for the year ended December 31, 2017. This was primarily driven by our net income of $1.1 million, net non-cash operating expenses of $1.7 million and the change in operating assets and liabilities of $3.1 million

Net cash provided by operating activities was $4.7 million for the year ended December 31, 2016. This was primarily driven by our net income of $3.7 million, net non-cash operating expenses of $1.2 million and the change in operating assets and liabilities of $0.2 million, offset by a decrease in the warrant liability of $0.5 million.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $0.3 million for the year ended December 31, 2018.  This consisted of $29.7 million in in purchases of available-for-sale securities, $1.0 million of purchases of property and equipment, offset by $31.0 million in maturities of available-for-sale securities.

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

Net Cash Provided by (Used in) Financing Activities. Net financing activities for the year ended December 31, 2018 used net cash of $3.1 million and primarily consisted of repayment of notes payable in the amount of $1.3 million, common stock repurchases in the amount of $2.2 million, and $0.4 million on the settlement of acquisition related deferred purchase price, offset by proceeds from the exercise of stock options in the amount of $0.8 million.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating Leases
Office leases	$1,697	$934	$763	$—	$—
Total	$1,697	$934	$763	$—	$—

We have entered into lease agreements for office space and research facilities in San Diego, California; Rancho Santa Fe, California; Poway, California; Scottsdale, Arizona; Melbourne, Florida; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridge, United Kingdom; under non-cancelable operating leases that expire at various dates through 2020.

We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2018, we have no significant accruals recorded. Our financial position and operating results could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

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

Revenue Recognition

We generate revenue from the sale of our antenna products. We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Title and risk of loss transfer to customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. We incur selling expenses to obtain design wins prior to revenue recognition, which is not a deliverable of a revenue arrangement.  In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2018-13, Revenue from Contracts with Customers (Topic 606).  We have assessed the new guidance and have determined that the new guidance will result in a change to the timing of revenue recognition for certain of our products from “point in time” upon physical delivery to an “over time” model.  We are in the process of finalizing the new accounting policies, processes, and internal controls necessary to support the requirements.

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. Pricing credits and returns under these provisions have been insignificant; accordingly, our allowance for sales returns and pricing credits was insignificant.

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

We recorded stock-based compensation expense of approximately $2.9 million, $ 0.7 million and $ 0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

•

Expected volatility. We have historically been a private company. Therefore, we historically estimated the expected volatility based on the average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business over a period approximately equal to the expected term. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.  In 2018, we started including our companies historical volatilities in the expected volatility calculation by equaling weighting the historical and implied volatility of our common stock.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021.  Early adoption is permitted.   We adopted this standard during the year ended December 31, 2018.  The impact on the financial statements are immaterial.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to Disclosure for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements.  ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption is permitted.  We adopted this standard during the year ended December 31, 2018.  The impact on the financial statements are immaterial.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019.  We will adopt the new guidance for fiscal year 2019 using the modified retrospective approach. We have assessed that the new guidance will result in a change to the timing of revenue recognition for certain of our products from “point in time” upon physical delivery to an “over time” model. We are in the process of finalizing our new accounting policies, processes, and internal controls necessary to support the requirements of Topic 606, and are still evaluating the full impact the standard will have on our financial reporting.

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

Our long-term debt bears interest at a fixed rate and therefore has minimal exposure to changes in interest rates. At December 31, 2017, our undrawn revolving credit facility under our loan and security agreement with Silicon Valley Bank bore interest at the U.S. prime rate (5.50% as of December 31, 2018) plus 1.25% and was subsequently amended and restated on January 31, 2018, and currently bears interest at the Wall Street Journal prime rate plus 1.00%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the Wall Street Journal prime rate.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Effective March 13, 2019, Mr. Sims was appointed permanent Chairman and Chief Executive Officer and the employment agreement with Mr. Sims was amended to reflect Mr. Sim’s appointment to this role.  Mr. Sims also continues in his role as Chairman of the board of directors.

Pursuant to the employment agreement with Mr. Sims, Mr. Sims receives an annual base salary of $400,000.  Mr. Sims is also eligible to receive an annual incentive bonus in the discretion of our board of directors (with a target bonus of 90% of his base salary).  Mr. Sims will also be entitled to participate in all employee benefit plans, programs and arrangements maintained by us and made available to employees generally and to receive reimbursement for all reasonable and necessary business expenses incurred by him.  Mr. Sims, who does not participate in the company’s healthcare plans, is also provided with a monthly reimbursement of his healthcare premiums under his individually obtained health coverage.

During his employment, Mr. Sims will not be entitled to any additional fees or other compensation for serving as a member of the Board, including any fees or equity grants in accordance with our non-employee director compensation program.  Following cessation of Mr. Sims’ employment under his employment agreement, subject to his remaining as a member of our board of directors thereafter, he will again be eligible to receive fees or other compensation for serving as a member of our board of directors.

Pursuant to his employment agreement, if we terminate Mr. Sim’s employment without cause (as defined in the employment agreement) or he resigns for good reason (as defined in the employment agreement), in addition to the payment of his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled, he will be entitled to the following severance and benefits, subject to his execution of a release of claims against us: (1) a lump sum cash payment in an amount equal to (A) if his employment is terminated prior to December 31, 2020, his base salary as in effect immediately prior to the date of his termination for a period of up to 18 months (which severance period will be prorated between 18 months and 6 months depending on his length of service following February 16, 2018 through December 31, 2020), or (C) six months of his annual base salary as in effect immediately prior to the date of this termination if his employment is terminated on or after December 31, 2020; (2) a lump sum cash payment in an amount equal to his full target bonus for the calendar year during which such date of termination occurs; and (3) the continuation of his health and dental coverage pursuant to COBRA at our expense for the applicable severance period of 6 months following the date of termination.  Notwithstanding the foregoing, no severance will be payable in the event Mr. Sims' termination without cause or resignation for good reason occurs after February 16, 2021.

If Mr. Sims is terminated as a result of his death or following his permanent disability, in addition to the payment of his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled, he or his estate, as applicable, is entitled to a lump sum cash payment in an amount equal to his "earned" bonus for the calendar year during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar year during which such termination occurs that has elapsed through the date of termination.

The foregoing description of the amended employment agreement with Mr. Sims is qualified in its entirety by reference to the amended employment agreement, which is filed as Exhibit 10.21 to this annual report.

.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our board of directors as of March 13, 2019:

Board of Directors

Name	Age	Position(s)
James K. Sims	73	Chairman and Chief Executive Officer
Tzau-Jin (TJ) Chung	55	Director
Joan Gillman	55	Director
Frances Kordyback	65	Director
Thomas A. Munro	61	Director
Arthur M. Toscanini	75	Director

James K. Sims has served as our chairman of the board of directors since November 2003 and as our Chief Executive Officer since March 2019. Mr. Sims previously served as our interim Chief Executive Officer from May 2018 to March 2019 and as our Executive Chairman from October 2018 to March 2019. Mr. Sims has served as the Chairman and Chief Executive Officer of GEN3 Partners, a consulting company that specializes in science-based technology development, since 1999, and as Managing Partner of its affiliated private equity investment fund, GEN3 Capital, LLP, since 2005. In 2017, Mr. Sims was the founding partner of Silicon Valley Data Capital. Mr. Sims founded Silicon Valley Data Science (SVDS) in 2012 where he is currently the Chairman. Mr. Sims also founded Cambridge Technology Partners in 1991 where he held the position of Chief Executive Officer. Prior to Cambridge Technology Partners, Mr. Sims also founded Concurrent Computer Corporation. Mr. Sims currently serves on the board of directors of various private companies including EPAY Systems, Inc., where he is currently the Chairman of the Board, Connections 365, Inc. and Bright Volt, Inc. and has previously served on the board of directors of public companies including Cambridge Technology Partners, RSA Security, Inc., where he was the Chairman, and Electronic Data Systems Corporation.

TJ Chung has served on our board of directors since October 2018.  Mr. Chung is currently a Senior Partner at Core Industrial Partners LLC, a private equity firm investing in North American lower middle-market industrial and manufacturing businesses, a position he has held since July 2017. From January 2013 to until his retirement in May 2016, Mr. Chung served as Chief Executive Officer of Teletrac Navman, a leading global Saas provider of commercial telematics solutions. From July 2007 to December 2012, Mr. Chung was Chief Executive Officer of Navman Wireless. Previously, Mr. Chung served as President of the New Technologies Division of Brunswick Corporation from 2002 to 2007. Prior to that, he served as Chief Strategy Officer of Brunswick Corporation and Senior Vice President of Brunswick Corporation’s Mercury Marine Division. Before joining Brunswick Corporation, Mr. Chung was an executive at Emerson Electric. Mr. Chung currently serves on the board of directors of Littelfuse, Inc. and the board of directors of MCBC Holdings, Inc. Mr. Chung earned his bachelor’s degree in science, electrical and computer engineering from the University of Texas at Austin. He also holds a MS in computer science from North Carolina State University and an MBA from the Fuqua School of Business at Duke University.

Joan Gillman has served on our board of directors since November 2016. Ms. Gillman has served as Executive Vice President and Chief Operating Officer of Time Warner Cable Media from September 2006 to June 2016. She first joined Time Warner Cable as a new product and marketing consultant in January 2004 and served from May 2005 to September 2006 as Vice President of Interactive TV and Advanced Advertising. Prior to Time Warner Cable, Ms. Gillman served in senior executive roles at OpenTV Corporation, British Interactive Broadcasting Holdings Limited and Physicians’ Online Inc. She has also held two of the top senior roles in the Office of U.S. Senator Chris Dodd, State Director and Legislative Director. Ms. Gillman currently serves on the board of directors of Centrica PLC, InterDigital (IDCC) and The Jesuit Volunteer Corp. She has previously served on the board of directors of various private companies, industry associations, and not-for-profits, including the College of the Holy Cross, The CityParks Foundation, National Cable Communications (NCC) LLC and the Interactive Advertising Bureau (IAB).

Frances Kordyback has served on our board of directors since November 2005. Ms. Kordyback is a Commissioner with the Ontario Securities Commission, a position she has held since November 2016. Ms. Kordyback previously served as a Managing Director of Northwater Capital Management Inc., a position she held from January 2005 through September 2016. Prior to Northwater Capital Management, she served as the Managing Director of CCFL Parklea Capital Inc. from January 2003 to December 2004. Ms. Kordyback was a partner in Plaxton & Co. Limited from February 1999 to December 2001. Ms. Kordyback also serves on the board of directors of the Ontario Securities Commission. Ms. Kordyback holds a Bachelor of Mathematics from the University of Waterloo.

Thomas A. Munro has served on our board of directors since 2004. Mr. Munro is the Chief Executive Officer of Verimatrix, Inc., an Internet security technology company, a position he has held since April 2005. Prior to Verimatrix, Mr. Munro was the President of Wireless Facilities from 2001 to 2003 and Chief Financial Officer from 1997 to 2001. Previously, he was the Chief Financial Officer of Precision Digital Images from 1994 to 1995 and MetLife Capital Corporation from 1992 to 1994. Mr. Munro currently serves on the board of directors of BandwidthX, Inc., a private company, and previously served on the board of directors of private companies Kineticom, Inc. and CommNexus. Mr. Munro holds a B.A. in business and an M.B.A. from the University of Washington.

Arthur M. Toscanini has served on our board of directors since 2005. Mr. Toscanini is the Chief Financial Officer of GEN3 Partners, a position he has held since 2000. Prior to GEN3 Partners, he was with Cambridge Technology Partners from 1991 to 2000, where he served as the Chief Financial Officer. Mr. Toscanini also served as Vice President and Controller of Concurrent Computer Corporation from 1986 to 1991. Prior to Concurrent Computer Corporation, he worked at Perkin-Elmer Data Systems Group. Mr. Toscanini currently serves on the board of directors of EPAY Systems. He holds a B.A. in accounting from Pace University and an M.A. in management from Monmouth University.

Board Independence

Our board of directors has determined that all our directors are independent directors within the meaning of the applicable Nasdaq Stock Market LLC, or Nasdaq, listing standards, except for James K. Sims, our Chief Executive Officer.

Board Leadership Structure

Our board of directors is currently led by its chairman, James K. Sims. Our board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the company continues to grow.

Prior to the resignation of Charles Myers as our Chief Executive Officer and as a member of our board of directors, we separated the roles of chief executive officer and chairman of the board of directors in recognition of the differences between the two roles. In connection with Mr. Myers’ resignation, Mr. Sims was appointed as our interim Chief Executive Officer and continued to serve as the chairman of our board of directors. On March 13, 2019, Mr. Sims was appointed as our permanent Chief Executive Officer.  The board of directors reassessed these roles and believes that Mr. Sims’ service as both chairman of the board of directors and Chief Executive Officer is in the best interest of the company and its stockholders at this time. Mr. Sims possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the company and its businesses and is thus best positioned to develop agendas that ensure that the board’s time and attention are focused on the most critical matters.

Although we believe that the combination of the chairman and Chief Executive Officer roles is appropriate at this time based upon the current circumstances, our Corporate Governance Guidelines do not establish this approach as a policy. Pursuant to our Corporate Governance Guidelines, the board determines the best board leadership structure for our company from time to time. As part of our annual board self-evaluation process, we evaluate our leadership structure to ensure that the board continues to believe that it provides the optimal structure for our company and stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations. We believe our current leadership structure is the optimal structure for our company at this time.

Each of the directors other than Mr. Sims is independent, and the board believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of board meetings, the independent directors have regular executive sessions. Following an executive session of independent directors, the independent directors communicate with Mr. Sims directly regarding any specific feedback or issues, provide Mr. Sims with input regarding agenda items for board and board committee meetings, and coordinate with Mr. Sims regarding information to be provided to the independent directors in performing their duties. The board believes that this approach appropriately and effectively complements the combined Chief Executive Officer/chairman structure.  No independent director serves as the lead independent director.

Role of Board in Risk Oversight Process

Our board of directors has responsibility for the oversight of the company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable our board of directors to understand the company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our board of directors as a whole.

Board Committees

Our board of directors has established three standing committees—audit, compensation and nominating and corporate governance – each of which operates under a charter that has been approved by our board of directors.

Audit Committee

The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

•	appointing our independent registered public accounting firm;
•	evaluating the qualifications, independence and performance of our independent registered public accounting firm;
•	approving the audit and non-audit services to be performed by our independent registered public accounting firm;
•	reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;
•	discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;
•	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing on a periodic basis, or as appropriate, any investment policy and recommending to our board of directors any changes to such investment policy;

•	reviewing any earnings announcements and other public announcements regarding our results of operations;
•	preparing the report that the SEC requires in our annual proxy statement;
•	reviewing and approving any related party transactions and reviewing and monitoring compliance with our code of conduct and ethics; and
•	reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.

The members of our audit committee are Mr. Chung, Ms. Kordyback and Mr. Toscanini. Mr. Toscanini serves as the chairperson of the committee. The audit committee met four times during fiscal year 2018. Ms. Gillman served as a member of the committee until October 2018, at which time Mr. Chung joined the audit committee. Our board of directors has determined that all of the members of the audit committee are independent directors under the applicable rules and regulations of Nasdaq and by Rule 10A-3 of Securities and Exchange Act of 1934, as amended, or the Exchange Act, and our board of directors previously determined that Mr. Munro was an independent director under such qualification standards during his term of service on the audit committee. In addition, all members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Toscanini is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

Both our external auditor and internal financial personnel meet privately with the audit committee and have unrestricted access to this committee.

Compensation Committee

Our compensation committee approves, or recommends to our board of directors, policies relating to compensation and benefits of our officers and employees. The compensation committee approves, or recommends to our board of directors, corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and approves, or recommends to our board of directors, the compensation of these officers based on such evaluations. The compensation committee also approves, or recommends to our board of directors, the issuance of stock options and other awards under our equity plan. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The members of our compensation committee are Mr. Munro and Mr. Toscanini. Mr. Munro serves as the chairperson of the committee. The compensation committee met two times during fiscal year 2018. Francis X. Egan served as a member of the committee until his resignation in January in January 2018, at which time Mr. Sims joined the committee. Mr. Sims served as a member of the committee until he assumed the role of interim Chief Executive Officer on May 2, 2018, at which time Mr. Toscanini joined the committee. Our board of directors has determined that all of the members of the compensation committee are independent under the applicable rules and regulations of Nasdaq relating to compensation committee independence. The compensation committee operates under a written charter, which the compensation committee will review and evaluate at least annually.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for assisting our board of directors in discharging the board’s responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on our board of directors and any committees thereof. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to our board of directors concerning governance matters and oversight of the evaluation of our board of directors.

The members of our nominating and corporate governance committee are Ms. Gillman and Mr. Munro. Ms. Gillman serves as the chairperson of the committee. Mr. Sims served as a member of the committee until he assumed the role of interim Chief Executive Officer on May 2, 2018. The nominating and corporate governance committee met four times during fiscal year 2018. Our board of directors has determined that all members of the nominating and corporate governance committee are independent under the applicable rules and regulations of Nasdaq. The nominating and corporate governance committee operates under a written charter, which the nominating and corporate governance committee will review and evaluate at least annually.

Director Nomination Process

Director Qualifications

Our nominating and corporate governance committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

•	personal and professional integrity, ethics and values;
•	experience in corporate management, such as serving as an officer or former officer of a publicly-held company;
•	experience as a board member or executive officer of another publicly-held company;
•	strong finance experience;
•	diversity of expertise and experience in substantive matters pertaining to our business relative to other members of our board of directors;
•	diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;
•	experience relevant to our business industry and with relevant social policy concerns; and
•	relevant academic expertise or other proficiency in an area of our business operations.

Currently, our board of directors evaluates each individual in the context of the board of directors as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the nominating and corporate governance committee may also consider such other factors as it may deem to be in the best interests of our company and our stockholders. The nominating and corporate governance committee does, however, believe it appropriate for at least one, and preferably, several, members of our board of directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our board of directors meet the definition of “independent director” under Nasdaq qualification standards.

Identification and Evaluation of Nominees for Directors

The nominating and corporate governance committee identifies nominees for director by first evaluating the current members of our board of directors willing to continue in service. Current members with qualifications and skills that are consistent with the nominating and corporate governance committee’s criteria for board of director service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our board of directors with that of obtaining a new perspective or expertise.

If any member of our board of directors does not wish to continue in service or if our board of directors decides not to re-nominate a member for re-election or if the board of directors decides to expand the size of the board, the nominating and corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above. The nominating and corporate governance committee generally polls our board of directors and members of management for their recommendations. The nominating and corporate governance committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts. The nominating and corporate governance committee reviews the qualifications, experience and background of the candidates. Final candidates are interviewed by the members of the nominating and corporate governance committee and by certain of our other independent directors and executive management. In making its determinations, the nominating and corporate governance committee evaluates each individual in the context of our board of directors as a whole, with the objective of assembling a group that can best contribute to the success of our company and represent stockholder interests through the exercise of sound business judgment. After review and deliberation of all feedback and data, the nominating and corporate governance committee makes its recommendation to our board of directors. Historically, the nominating and corporate governance committee has not relied on third-party search firms to identify director candidates. The nominating and corporate governance may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

The nominating and corporate governance committee evaluates nominees recommended by stockholders in the same manner as it evaluates other nominees. We have not received director candidate recommendations from our stockholders, and we do not have a formal policy regarding consideration of such recommendations. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees suggested by members of our board of directors, management or other parties are evaluated.

Communications with our Board of Directors

Stockholders seeking to communicate with our board of directors should submit their written comments to our corporate secretary, Airgain, Inc., 3611 Valley Centre Drive, Suite 150, San Diego, CA 92130. The corporate secretary will forward such communications to each member of our board of directors; provided that, if in the opinion of our corporate secretary it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2018, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements, other than a late Form 4 filed on February 12, 2018 by Anil Doradla and a late Form 4 filed on January 24, 2019 by each of GEN3 Capital Partners, LLC, GEN3 Capital I, LP and Gen 3 Partners, Inc.

Corporate Governance

We adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available, free of charge, on our website at www.airgain.com.  The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website in the future (i) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and (ii) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.

EXECUTIVE OFFICERS

The following table sets forth information regarding our executive officers as of March 13, 2019:

Name	Age	Position(s)
James K. Sims	73	Chairman and Chief Executive Officer
Jacob Suen	44	President
Anil Doradla	49	Chief Financial Officer and Secretary
Kevin Thill	58	Senior Vice President, Engineering

Business Experience

The following is a brief account of the education and business experience of our current executive officers.

The biography of James K. Sims can be found under “Directors, Executive Officers and Corporate Governance – Board of Directors.”

Jacob Suen has served as our President Since January 2018 and previously served as our Senior Vice President, Worldwide sales from May 2017 through January 2018. He has been with the company since its April 2006 as the Vice President of Asia Pacific Sales.  Previously, Mr. Suen served as the Director of Business Development from 1998 to 2005 at Paradyne Corporation.  Prior to Paradyne, Mr. Suen was a Development Engineer at GVN Technologies in 1998.  From 1997 to 1998, Mr. Suen was a Software Development Engineer for Motorola Incorporation.  Mr. Suen holds a Master of Science in Electrical Engineering with a concentration in Communication Systems and a minor in Engineering Management from the University of South Florida.  Mr. Suen also has his Master of Business Administration with a focus on International Business and Entrepreneurship from the University of Colorado.

Anil Doradla has served as our Chief Financial Officer since February 2018. From June 2008 to February 2018, Mr. Doradla served as a Senior Equity Research Analyst at William Blair. From June 2007 to June 2008, Mr. Doradla served as Senior Vice President at Caris and Company.  Prior to that, Mr. Doradla was a Research Associate at Deutsche Bank from April 2006 to June 2007.  From November 1998 to April 2006, Mr. Doradla was a Principal Technical Member of Staff at AT&T Labs.  From 1994 to November 1998, Mr. Doradla served as a Senior Engineer at LCC International.  Mr. Doradla holds a Master of Science in Electrical Engineering from Virginia Tech and a Master of Business Administration from the McCombs School of Business at the University of Texas at Austin.

Kevin Thill has served as our Senior Vice President, Engineering since January 2019.  He has been with the company since April 2017 as the Vice President, Antenna-Plus.  Prior to that, Mr. Thill founded Antenna Plus, LLC in 1991 and was the owner until its acquisition by us in 2017.  Prior to Antenna Plus, Mr. Thill was a Senior Antenna Design Engineer at Motorola.  Prior to Motorola, Mr. Thill was an Antenna Engineer at Northrop and prior to that he was an Antenna Engineer at McDonald Douglass.  Mr. Thill received a Bachelor of Science in Electrical Engineering from Arizona State University.

ITEM 11.    EXECUTIVE COMPENSATION

Overview

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2018, our “named executive officers” and their positions were as follows:

•	James K. Sims, Chairman and Chief Executive Officer;
•	Jacob Suen, President;
•	Anil Doradla, Chief Financial Officer and Secretary; and
•	Charles Myers, former President and Chief Executive Officer;

On May 2, 2018, Charles Myers, former Chief Executive Officer, President and member of our board of directors, resigned from all positions with us, effective immediately, to pursue other opportunities.  Also effective May 2, 2018, our board of directors appointed our Chairman, James K. Sims, as interim Chief Executive Officer.  Mr. Sims was appointed Chief Executive Officer effective March 13, 2019.

Mr. Suen was appointed President effective January 16, 2019, and served as our Senior Vice President, Worldwide Sales prior to his promotion.

Effective February 5, 2018, the board of directors appointed Anil Doradla as our Chief Financial Officer.  Leo Johnson, our previous Chief Financial Officer, continued to serve as our principal financial and accounting officer for our public filings with the SEC until March 15, 2018 and continues to serve as an employee in a non-executive role.  Effective March 16, 2018, Mr. Doradla began serving as our principal financial and accounting officer, replacing Mr. Johnson in such capacities.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table presents information regarding compensation earned by or awards to our named executive officers during 2018 and 2017.

Name and Principal Position	Year	Salary($)	Bonus($)(1)	Option Awards($)(2)	All Other Compensation($)(3)	Total($)
James K. Sims, Executive Chairman and Chief Executive Officer	2018	267,397	437,404	681,524	34,858	1,421,183
Jacob Suen,	2018	310,000	334,800	281,288	8,618	934,706
President	2017	310,000	195,000	156,900	—	661,900
Anil Doradla, Chief Financial Officer and Secretary (4)	2018	298,205	234,000	267,220	—	799,425
Charles Myers,	2018	200,847	—	2,010,365	537,788	2,749,000
Former President, Chief Executive Officer and Director (5)	2017	400,000	250,000	627,600	20,000	1,297,600

(1)	Represents annual bonuses earned by the named executive officers for performance during the applicable year.

(2)

Amounts reflect the full grant-date fair value of stock options granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to our named executive officers in Note 11 to the consolidated financial statements included in this Annual Report.  Amount includes $1.2 million in incremental accounting expense as a result of the acceleration of Mr. Myers’ stock options.

For Mr. Sims, amount includes (a) the grant date fair value of the stock options granted to him on May 8, 2018, in connection with his appointment as our interim Chief Executive Officer, and (b) the grant date fair value of the stock options granted to him on January 19, 2018 in his capacity as a non-employee director pursuant to our non-employee director compensation policy.

For Mr. Myers for 2018, amount includes $1,243,077 in incremental accounting expense computed in accordance with ASC Topic 718 as a result of the acceleration of Mr. Myers’ stock options in connection

(3)

For Mr. Sims for 2018, amount represents (a) $12,358 paid for healthcare premiums on his behalf, and (b) $22,500 paid to him for his service as a non-employee director pursuant to our non-employee director compensation policy prior to his appointment as interim Chief Executive Officer on May 2, 2018.

For Mr. Suen for 2018, amount represents travel and entertainment expense reimbursements for Mr. Suen’s family to join him while on a sales trip.

For Mr. Myers for 2018, amount represents severance benefits consisting of (a) cash severance in the amount of $484,000, (b) $30,588 in continued healthcare coverage at our expense for 12 months following his termination at our expense, (c) a cash payment of $3,200 representing twelve months of monthly premiums for disability insurance under our disability insurance plan, and (d) a cash payment of $20,000 in lieu of provision of certain other employment benefits. For Mr. Myers for 2017, amount represents (a) $5,500 paid for an annual executive medical program for Mr. Myers, (b) $5,000 paid for health club dues and a personal trainer for Mr. Myers, and (c) $9,500 in annual reimbursements for Mr. Myers’ vehicle payments, and the costs of maintenance and operation of such vehicle.

(4)	Mr. Doradla commenced employment with us effective February 5, 2018.

(5)	Mr. Myers resigned as our Chief Executive Officer, President and a member of our board of directors effective May 2, 2018.

Narrative Disclosure to Summary Compensation Table

Employment and Consulting Agreements

We have entered into employment agreements with each of our executive officers.

Arrangements with Mr. Sims

On May 8, 2018, our board of directors, upon the recommendation of the compensation committee, approved the compensation arrangements for Mr. Sims in his role as interim Chief Executive Officer. In consideration of his service as interim Chief Executive Officer, Mr. Sims received a monthly retainer of $33,333.33, which equated to an annual retainer of $400,000. On May 8, 2018, Mr. Sims was also granted stock options to purchase 175,000 shares of our common stock, which will vest in equal quarterly installments over the two years following his commencement of service as interim Chief Executive Officer, subject to his continued service in that role or as a member of our board of directors on each vesting date. The stock options will also vest in full upon a change in control. Mr. Sims was also eligible to be awarded a discretionary bonus by our board of directors in connection with his service as interim Chief Executive Officer.

During his service as interim Chief Executive Officer or Chief Executive Officer, Mr. Sims will not be entitled to any additional fees or other compensation for serving as Chairman of the Board or as a member of our board of directors, including any fees or equity grants in accordance with our non-employee director compensation policy, although the equity awards previously granted to him in connection with his service as a member of our board of directors will continue to vest based on his service as Chief Executive Officer. Following his return to status as a non-employee director, Mr. Sims will again be eligible to receive fees and equity grants in accordance with our non-employee director compensation policy.

On October 25, 2018, the Board approved the entry by us into an employment agreement with Mr. Sims, which agreement was designed to cover his future service as Executive Chairman.  The employment agreement with Mr. Sims became effective on February 16, 2019, at which time Mr. Sims became an employee of the company and Executive Chairman in addition to interim Chief Executive Officer.

Effective March 13, 2019, Mr. Sims was appointed Chairman and Chief Executive Officer and the employment agreement with Mr. Sims was amended to reflect Mr. Sims’ appointment to this role.  Mr. Sims also continues in his role as Chairman and board of directors.

Pursuant to the employment agreement with Mr. Sims, Mr. Sims receives an annual base salary of $400,000.  Mr. Sims is also eligible to receive an annual incentive bonus in the discretion of our board of directors (with a target bonus of 90% of his base salary). Mr. Sims will also be entitled to participate in all employee benefit plans, programs and arrangements maintained by us and made available to employees generally and to receive reimbursement for all reasonable and necessary business expenses incurred by him.  Mr. Sims, who does not participate in the company's healthcare plans, is also provided with a monthly reimbursement of his healthcare premiums under his individually obtained health coverage

During his employment, Mr. Sims will not be entitled to any additional fees or other compensation for serving as a member of the Board, including any fees or equity grants in accordance with our non-employee director compensation program.  Following cessation of Mr. Sims' employment under his employment agreement, subject to his remaining as a member of our board of directors thereafter, he will again be eligible to receive fees or other compensation for serving as a member of our board of directors.

Pursuant to his employment agreement, if we terminate Mr. Sim’s employment without cause (as defined in the employment agreement) or he resigns for good reason (as defined in the employment agreement), in addition to the payment of his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled, he will be entitled to the following severance and benefits, subject to his execution of a release of claims against us: (1) a lump sum cash payment in an amount equal to (A) if his employment is terminated prior to December 31, 2020, his base salary as in effect immediately prior to the date of his termination for a period of up to 18 months (which severance period will be prorated between 18 months and 6 months depending on his length of service following February 16, 2018 through December 31, 2020), or (C) six months of his annual base salary as in effect immediately prior to the date of this termination if his employment is terminated on or after December 31, 2020; (2) a lump sum cash payment in an amount equal to his full target bonus for the calendar year during which such date of termination occurs; and (3) the continuation of his health and dental coverage pursuant to COBRA at our expense for the applicable severance period of 6 months following the date of termination.  Notwithstanding the foregoing, no severance will be payable in the event Mr. Sims' termination without cause or resignation for good reason occurs after February 16, 2021.

If Mr. Sims is terminated as a result of his death or following his permanent disability, in addition to the payment of his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled, he or his estate, as applicable, is entitled to a lump sum cash payment in an amount equal to his "earned" bonus for the calendar year during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar year during which such termination occurs that has elapsed through the date of termination.

Mr. Sims is not present for the deliberations or decision by our board of directors when it approved his compensation arrangements.

Employment Agreements with Mr. Suen, Mr. Doradla and Mr. Thill

Effective January 16, 2019, we entered into amended and restated employment agreements with each of Jacob Suen, our President, Anil Doradla, our Chief Financial Officer and Secretary, and Kevin Thill, our Senior Vice President, Engineering.

The amended and restated employment agreements provide for an indefinite term and for at-will employment.  The agreements also set forth each executive's annual base salary and target bonus opportunity, and provide that each executive will be entitled to the benefits provided to employees generally.

Pursuant to the amended and restated employment agreements, if we terminate an executive's employment without cause (as defined below) or he resigns for good reason (as defined below), he is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) a lump sum cash payment in an amount equal to 6 months of his base salary as in effect immediately prior to the date of termination plus an amount equal to his target bonus for the calendar year during which his date of termination occurs, prorated for such portion of the calendar year during which such termination occurs that has elapsed through the date of termination; and (3) continuation of health benefits at our expense for a period of 6 months following the date of termination. Prior to the amendment and restatement of his employment agreement, Mr. Suen was entitled to three months' severance in the event of such a termination and no prorated target bonus.  Prior to the amendment and restatement of their employment agreements, Mr. Doradla and Mr. Thill were not entitled to a prorated target bonus in the event of such a termination.

In the event an executive's termination without cause or resignation for good reason occurs within 12 months following a change in control, he is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) a lump sum cash payment in an amount equal to 12 months of his base salary as in effect immediately prior to the date of termination; (3) a lump sum cash payment in an amount equal to his target bonus for the year in which the termination of his employment occurs; and (4) continuation of health benefits at our expense for a period of 18 months following the date of termination. All of an executive's outstanding equity awards will become fully vested and exercisable in the event of a termination without cause or resignation for good reason at any time following a change in control. Prior to the amendment and restatement of his employment agreement, Mr. Suen was entitled to 6 months' severance, 50% of his target bonus and continuation of health benefits at our expense for a period of 12 months in the event of such a termination and no prorated target bonus.

If an executive's employment is terminated as a result of his death or following his permanent disability, he or his estate, as applicable, is entitled to the following payments and benefits: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; and (2) a lump sum cash payment in an amount equal to his “earned” bonus for the calendar year during which his date of termination occurs calculated as of the date of termination (wherein “earned” means that he has met the applicable bonus metrics as of date of such termination, as determined by the board of directors), prorated for such portion of the calendar year during which such termination occurs that has elapsed through the date of termination.

Defined Terms Applicable to Executive Employment Agreements

For purposes of the executive employment agreements, “cause” generally means an executive officer’s (1) material breach of his employment agreement, his confidentiality and inventions assignment agreement or the definitive agreements relating to his stock option awards; (2) continued substantial and material failure or refusal to perform according to, or to comply with, the policies, procedures or practices established by us; (3) appropriation (or attempted appropriation) of a material business opportunity of the company, including attempting to secure or securing any personal profit in connection with any transaction entered into on our behalf; (4) misappropriation (or attempted appropriation) of any of our funds or property of any kind; (5) willful gross misconduct; or (6) conviction of a felony involving moral turpitude that is likely to inflict or has inflicted material injury on our business; provided, however, that except for Cause being the result of item (6) above, we will provide written notice to the executive officer, which notice specifically identifies the nature of the alleged cause claimed by us with enough specificity for the executive officer to be able to cure, and the executive officer will have 15 days to cure the purported ground(s) for cause.

For purposes of the executive employment agreements, “good reason” generally means (1) a material reduction in the executive officer’s authority, duties or responsibilities relative to the executive officer’s authority, duties or responsibilities in effect immediately prior to such reduction; as set forth in his employment agreement (provided that for Mr. Sims, his cessation of service as Chief Executive Officer will not constitute good reason if he continues in the role of Executive Chairman); (2) a material reduction in the executive officer’s annual base salary; (3) other than for Mr. Sims, a relocation of the executive officer’s or our principal executive offices to a location outside of San Diego County, if the executive officer’s principal office is at such offices; or (4) any material breach by us or any successor or affiliate of obligations to the executive officer under the employment agreement.

For purposes of the employment agreements, “change in control” generally means (1) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) (other than us, any of our subsidiaries, or any existing stockholder) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities, (2) the consummation of the sale, liquidation or disposition by us of all or substantially all of our assets, (3) the consummation of a merger, consolidation, reorganization or other similar transaction involving us, in each case in which our voting securities outstanding immediately prior thereto do not continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50% of the power represented by our voting securities or such surviving entity or its parent outstanding immediately after such transaction, or (4) for Mr. Myers, during any period of two consecutive years, individuals who, at the beginning of such period, constitute the board of directors together with any new director(s) (other than a director designated by a person who shall have entered into an agreement with us to effect a transaction described in clause (1) or (3) of this definition) whose election by the board of directors or nomination for election by our stockholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof.

Separation Arrangements with Mr. Myers

On May 2, 2018, Charles Myers, former Chief Executive Officer, President and member of our board of directors, resigned from all positions with us, effective immediately, to pursue other opportunities.  In connection with his resignation, Mr. Myers received the following severance benefits pursuant to a general release of claims as set forth in his employment agreement: a lump sum cash payment in the amount of $484,000; the reimbursement of business expenses in accordance with our policies; the acceleration of all of his unvested options exercisable for a total of 282,944 shares; a lump sum payment of twelve months of monthly premiums for disability insurance under our disability insurance plan; a cash payment in the amount of $20,000, in lieu of provision of certain other employment benefits; and the continuation of his health coverage pursuant to COBRA at our expense for a period of twelve months following his last day of employment.  In addition, all of Mr. Myers' outstanding stock options vested in connection with his termination of employment.

Transition Agreement with Mr. Johnson

Effective February 5, 2018, the board of directors appointed Mr. Doradla as our Chief Financial Officer.  Mr. Johnson, our previous Chief Financial Officer, continued to serve as our principal financial and accounting officer for our public filings with the SEC until March 15, 2018, and he continues to serve as an employee in a non-executive role.  Effective with his transition to a non-executive role in March 2018, his base salary was reduced to $75,000.

In March 2018, we entered into an employment transition agreement with Mr. Johnson.  Pursuant to the transition agreement, Mr. Johnson will remain employed by us in a non-executive role through September 20, 2019.  His base salary will remain at $75,000 and he will not be eligible for an annual bonus.

Pursuant to the transition agreement, if Mr. Johnson’s employment is terminated for any reason other than his voluntary resignation, he is entitled to the following payments and benefits, subject to his execution of a general release of claims: (1) his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled; (2) a lump sum cash payment in an amount equal to the base salary he would have received had he remained employed through September 30, 2019; (3) continuation of health benefits at our expense through September 30, 2019; and (4) accelerated vesting of all of his outstanding stock options.

Annual Cash Bonus

For 2018, Mr. Sims, Mr. Suen and Mr. Doradla were eligible for target bonuses equal to 90%, 90% and 60% of their respective base salaries. The executives’ bonuses for 2018 were determined in the discretion of our board of directors based on its subjective assessment of both our corporate performance and their individual performance. Based on this assessment, our board of directors determined to award our named executive officers the following 2018 bonuses:  Mr. Sims, $437,404; Mr. Suen, $334,800; and Mr. Doradla, $234,000.

The compensation committee has also adopted a 2019 annual bonus program for our executive officers.  Under the 2019 program, 90% of an executive’s annual bonus will be tied to corporate revenue and EBITDA performance, with “threshold,” “target” and “maximum” performance levels corresponding to the payout levels for the corporate component of each executive’s target annual bonus payout (with target performance representing a 100% payout level for each financial measure and maximum or greater performance representing a 150% payout level for each financial measure). The other 10% of an executive’s annual bonus will continue to be determined in the discretion of the board of directors or the compensation committee based on the executive’s individual performance and such other factors as the board of directors or the compensation committee deems appropriate, with a maximum payout level of 150%.  Pursuant to his employment agreement, Mr. Sims' annual bonus remains in the discretion of the board of directors, although he has a target bonus equal to 90% of his base salary.

Equity Compensation

We primarily offer stock options to our named executive officers as the long-term incentive component of our compensation program. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Generally, the stock options we grant vest over four years, subject to the employee’s continued employment with us on the vesting date. We also, when appropriate, grant restricted stock or restricted stock units to our executives.

Our board of directors has adopted, and our stockholders have approved, the 2016 Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success.

In January 2018, each of Mr. Myers and Mr. Suen received stock option awards to purchase 175,000 shares and 45,000 shares, respectively.  The options were granted with an exercise price per share equal to the closing stock price on the grant date.  The options have a term of ten years from the date of grant.  The stock options vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments over a period of three years thereafter, subject to his continued

employment with us on each vesting date. The options granted to Mr. Myers were eligible vest on an accelerated basis in the event of a change in control (as defined in his employment agreement), or in the event of Mr. Myers’ termination of employment by us without cause (as defined in his employment agreement), his resignation for good reason (as defined in his employment agreement), his death or his termination of employment by reason of his disability (as defined in his employment agreement).  Mr. Myers' options were accelerated pursuant to his employment agreement in connection with his resignation in May 2018.

In February 2018, in connection with his commencement of employment, Mr. Doradla received a stock option award to purchase 50,000 shares. The options were granted with an exercise price per share equal to the closing stock price on the grant date.  The options have a term of ten years from the date of grant.  The stock options vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments over a period of three years thereafter, subject to his continued employment with us on each vesting date.

On May 8, 2018, in connection with his appointment as interim Chief Executive Officer, Mr. Sims was granted stock options to purchase 175,000 shares of our common stock, which will vest in equal quarterly installments over the two years following his commencement of service as interim Chief Executive Officer, subject to his continued service in that role or as a member of our board of directors on each vesting date. The stock options will also vest in full upon a change in control or in the event of Mr. Sims' termination without cause or resignation for good reason prior to February 16, 2021.

On May 16, 2018, each of Mr. Suen and Mr. Doradla received stock option awards to purchase 25,000 shares of our common stock, which will vest in equal quarterly installments over the two years following his commencement of service as interim Chief Executive Officer, subject to his continued service in that role or as a member of our board of directors on each vesting date. The stock options will also vest in full upon a change in control.

The options granted to each of Messrs. Suen and Doradla will vest on an accelerated basis in the event of their termination of employment by us without cause (as defined in their employment agreements) or their resignation for good reason (as defined in their employment agreements), in each case following a change in control.

Stock awards granted to our named executive officers may be subject to accelerated vesting in certain circumstances.  For additional discussion, see “-Change in Control Benefits” below and “Outstanding Equity Awards at the End of 2018” below.

Other Elements of Compensation

Retirement Plans

We currently maintain a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, or the Code, on a pre-tax basis through contributions to the plan. Our named executive officers are eligible to participate in the 401(k) plan. We may make discretionary matching contributions under the 401(k) plan, but we have not done so to date. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our named executive officers in accordance with our compensation policies.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans. In addition, pursuant to his employment agreement, Mr. Myers was entitled to receive the following additional benefits with an aggregate annual cost not to exceed $20,000: (1) annual executive medical program; (2) health club dues/personal trainer; and (3) reimbursement of monthly vehicle payment, plus the costs of maintenance and operation of such vehicle. Mr. Sims, who does not participate in the company's healthcare plans, is provided with a monthly reimbursement of his healthcare premiums under his individually obtained health coverage.  We do not provide our named executive officers with any other significant perquisites or other personal benefits.

Change in Control Benefits

Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with a change in control of our company. Each of our named executive officers’ employment agreements entitles them to accelerated vesting of all outstanding equity awards, as well as certain other benefits, upon a change in control of our company. For additional discussion, please see “—Employment Agreements” above.

Outstanding Equity Awards at the End of 2018

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2018.

				Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date
James K. Sims	3/17/2009	4,000	(3)	—		$2.60	3/16/2019
	12/3/2009	4,000	(3)	—		$2.60	12/2/2019
	1/19/2011	4,000	(3)	—		$2.60	1/18/2021
	6/12/2013	8,000	(3)	—		$2.30	6/11/2023
	5/13/2014	4,000	(3)	—		$3.10	5/12/2024
	6/11/2015	32,370	(3)	—		$1.60	6/10/2025
	5/24/2016	9,510	(3)	—		$1.90	5/23/2026
	6/15/2017	7,500	(3)	—		$14.09	6/14/2027
	1/19/2018	—		22,500	(3)	$10.94	1/18/2028
	5/8/2018	43,750	(2)	131,250		$8.15	5/7/2028
Jacob Suen	1/22/2014	4,200		—		$2.20	1/21/2024
	3/18/2015	14,062		938		$2.00	3/17/2025
	5/24/2016	10,123		5,552		$1.90	5/23/2026
	4/25/2017	5,565		14,299		$15.20	4/24/2027
	4/25/2017	4,851		285		$15.20	4/24/2027
	1/19/2018	—		45,000		$10.94	1/18/2028
	5/16/2018	—		25,000		$8.17	5/15/2028
Anil Doradla	2/5/2018	—		50,000		$9.11	2/4/2028
	5/16/2018	—		25,000		$8.17	5/15/2028

(1)

Except as specified below, all options have a term of ten years from the date of grant and vest over four years, with 25% of the shares underlying the options vesting on the first anniversary of the date of grant and the remaining shares underlying the options vesting monthly over the three-year period thereafter, subject to the option holder’s continuous employment or service. The options granted to Mr. Sims are also eligible to vest on an accelerated basis in the event of a change in control (as defined his employment agreement) or in the event of Mr. Sims' termination without cause (as defined his employment agreement) or resignation for good reason (as defined his employment agreement) prior to February 16, 2021.  The options granted to each of Messrs. Suen and Doradla are also eligible to vest on an accelerated basis in the event of his termination of employment by us without cause (as defined in the executive’s employment agreement) or his resignation for good reason (as defined in the executive’s employment agreement), in each case following a change in control.

(2)

Represents stock options granted to Mr. Sims upon his appointment as interim Chief Executive Officer, which stock options will vest in equal quarterly installments over the two years following his commencement of service as interim Chief Executive Officer, subject to his continued service as our Chief Executive Officer or as a member of our board of directors on each vesting date. The stock options will also vest in full upon a change in control.

(3)

Represents stock options granted to Mr. Sims in his capacity as a non-employee director prior to his appointment as interim Chief Executive Officer on May 8, 2018.  These stock options vest on the first anniversary of the date of grant and, consistent with all awards granted to our non-employee directors, will vest in full immediately prior to the occurrence of a change in control, to the extent outstanding at such time.

Additional Narrative Disclosure

For a description of the material terms of our retirement plans and the change-in-control and severance provisions of the employment agreements with our named executive officers, please see above under “Narrative Disclosure to Summary Compensation Table.”

Compensation Committee Interlocks and Insider Participation

During 2018 and prior to January 31, 2018, our compensation committee consisted of Thomas A. Munro (chairperson), Francis X. Egan, and James K. Sims served on our compensation committee. Mr. Egan resigned from our board of directors on January 31, 2018. In connection with the appointment of Mr. Sims as our interim Chief Executive Officer, the board of directors appointed Arthur M. Toscanini to replace Mr. Sims on the Compensation Committee. Other than Mr. Sims, our Chairman and Chief Executive Officer, none of the members of our compensation committee during the 2018 fiscal year has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Compensation

Our board of directors has approved a compensation policy for our non-employee directors. The non-employee director compensation policy provides for annual retainer fees and long-term equity awards for our non-employee directors. Pursuant to the terms of the non-employee director compensation policy, each non-employee director will receive an annual retainer of $30,000, with an additional $25,000 annual retainer payable to the chairman of the board of directors. Non-employee directors serving as the chairs of the audit, compensation and nominating and corporate governance committees will receive additional annual retainers of $15,000, $10,000 and $7,500, respectively. Non-employee directors serving as members of the audit, compensation and nominating and corporate governance committees will receive additional annual retainers of $7,500, $5,000 and $3,750, respectively.

Effective January 17, 2018, the board of directors amended our non-employee director compensation policy to revise the annual equity awards to non-employee directors.  Effective January 19, 2018, the board of directors awarded each non-employee director stock options to purchase 15,000 shares of our common stock (with Mr. Sims receiving stock options to purchase 20,000 shares of our common stock in recognition of his service as chairman of the board), which awards will vest on the first anniversary of the date of grant and were granted in lieu of the annual grants that would have been granted at the time of the 2018 annual meeting of stockholders under the non-employee director compensation policy in effect prior to January 17, 2018.

On October 25, 2018, the board of directors further amended our non-employee director compensation policy. Pursuant to the terms of the amended policy, each non-employee director will receive an annual retainer of $32,000, with an additional $26,500 annual retainer payable to the chairperson of the board of directors. Non-employee directors serving as the chairs of the audit, compensation and nominating and corporate governance committees will receive additional annual retainers of $16,000, $10,600 and $8,000, respectively. Non-employee directors serving as members of the audit, compensation and nominating and corporate governance committees will receive additional annual retainers of $8,000, $5,300 and $4,000, respectively.

Each non-employee director who is newly elected or appointed to the board of directors will also receive, effective on the date of such election or appointment (or such other date specified by the board of directors), (1) an initial grant of options to purchase a number of shares of our common stock having a value of $50,000, calculated as of the date of grant in accordance with the Black-Scholes option pricing model (utilizing the same assumptions that we utilize in preparation of our financial statements and the thirty-day trailing average trading price of our common stock preceding the date of grant (the “Thirty-Day Trailing Average”), plus (2) such number of restricted stock units as is determined by dividing (A) $50,000 by (B) the Thirty-Day Trailing Average, which initial awards will vest in substantially equal installments on each of the first three anniversaries of the date of grant. All of a non-employee director’s initial awards shall vest in full immediately prior to the occurrence of a change in control, to the extent outstanding at such time.

Commencing in 2019, each non-employee director will receive an annual award on the first trading day in February of each year of (1) a number of stock options having a value of $30,000 (with the award to the chairperson of the board of directors having a value of $45,000), calculated as of the date of grant in accordance with the Black-Scholes option pricing model (utilizing the same assumptions that we use in preparation of our financial statements and the thirty-day trailing average), plus (2) such number of restricted stock units as is determined by dividing (A)

$30,000 (with the award to the chairperson of the board of directors having a value of $45,000) by (B) the Thirty-Day Trailing Average, which annual awards will vest on the first anniversary of the date of grant.  All of a non-employee director’s annual awards shall vest in full immediately prior to the occurrence of a change in control, to the extent outstanding at such time.

In addition, the amended policy contains an ownership guideline so that members of the board of directors are required to own shares with a value of at least three times the then-current annual retainer on or before September 30, 2021, or, if later, within three years after the director’s first appointment to the board of directors. Compensation under our non-employee director compensation policy is subject to the annual limits on non-employee director compensation set forth in our 2016 Incentive Award Plan, referred to herein as the 2016 Plan. Our board of directors or its authorized committee may modify the non-employee director compensation program from time to time in the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, subject to the annual limit on non-employee director compensation set forth in the 2016 Plan. As provided in the 2016 Plan, our board of directors or its authorized committee may make exceptions to this limit for individual non-employee directors in extraordinary circumstances, as the board of directors or its authorized committee may determine in its discretion, provided that the non-employee director receiving such additional compensation may not participate in the decision to award such compensation or in other compensation decisions involving non-employee directors.

Mr. Myers, who served as our Chief Executive Officer and a member of our board of directors until May 2, 2018, received no compensation for his service as a director. Following his appointment as interim Chief Executive Officer on May 2, 2018 and Chief Executive Officer on March 13, 2019, and during his service as both interim Chief Executive Officer and Chief Executive Officer, Mr. Sims is not entitled to any additional fees or other compensation for serving as Chairman of the Board or as a member of our board of directors, including any fees or equity grants in accordance with our non-employee director compensation policy, although the equity awards previously granted to him in connection with his service as a member of our board of directors will continue to vest based on his service as Chief Executive Officer.  The compensation received by Mr. Myers as an employee during 2018 and by Mr. Sims in his capacity as both a non-employee director and interim Chief Executive Officer during 2018 is presented in “Executive Compensation—Summary Compensation Table.”

The following table sets forth information for the year ended December 31, 2018 regarding the compensation awarded to, earned by or paid to our non-employee directors who served on our board of directors during 2018.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation($)	Total($)
Tzau-Jin Chung (2)	$5,935	$50,000	$50,000	—	$55,935
Francis X. Egan (3)	—	—	—	—	—
Joan Gillman	43,750	—	65,768	—	109,518
Frances Kordyback	37,500	—	65,768	—	103,268
Thomas A. Munro	43,750	—	65,768	—	109,518
Arthur M. Tsocanini	48,333	—	65,768	—	114,101

(1)

Amounts reflect the full grant-date fair value of stock awards and stock options granted during 2018 computed in accordance with Accounting Standards Codification, or ASC, Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to our directors in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the SEC on March 15, 2018.

(2)	Mr. Chung was appointed to the board of directors on October 25, 2018.
(3)	Mr. Egan resigned from the board of directors on January 31, 2018.

The table below shows the aggregate numbers of restricted stock unit and option awards outstanding held as of December 31, 2018 by each non-employee director listed in the table above who held outstanding awards as December 31, 2018.

Name	Options Outstanding at Year End	Restricted Stock Units Outstanding at Year End
Tzau-Jin Chung	10,334	3,962
Joan Gillman	27,500	—
Frances Kordyback	20,001	—
Thomas A. Munro	57,981	—
Arthur M. Toscanini	70,180	—

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of our common stock as of March 13, 2019 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder, executive officer or director is determined in accordance with SEC rules.  Under such rules, beneficial ownership includes any shares over which the person or entity has sole or shared voting power or investment power as well as any shares that the person has the right to acquire within 60 days of March 13, 2019 through the exercise of any stock options, warrants or other rights.  Except as otherwise indicated, and subject to applicable community property laws, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.  For purposes of calculating each person’s or group’s percentage ownership, stock options, warrants and other rights exercisable within 60 days after March 13, 2019 are included for that person but not for any other person.

The percentage of shares beneficially owned is based on 10,029,281 shares of our common stock outstanding as of March 13, 2019.  Unless otherwise noted below, the address of each person listed on the table is c/o Airgain, Inc., 3611 Valley Centre Drive, Suite 150, San Diego, CA 92130.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% and Greater Stockholders
Entities affiliated with GEN3 Capital (1)	1,048,428	10.5%

Named Executive Officers and Directors
James K. Sims (1)(2)	1,456,402	14.3%
Jacob Suen (3)	94,761	*
Anil Doradla (4)	20,625	*
Charles Myers (5)	195,924	2.0%
Tzau-Jin Chung (6)	-	*
Joan Gillman (7)	24,100	*
Frances Kordyback (8)	20,000	*
Thomas A. Munro (9)	59,980	*
Arthur M. Toscanini (1)(10)	146,730	1.5%
All current directors and executive officers as a group (9 persons) (11)	2,039,952	19.5%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.

(1)

Includes (a) 1,043,464 shares of common stock held by GEN3 Capital I, LP, or GEN3 Capital, and (b) 4,964 shares of common stock held by Gen 3 Partners, Inc., or Gen 3 Partners. The general partner of GEN3 Capital is GEN3 Capital Partners, LLC, or GEN3 LLC, and James K. Sims is the Managing Member of GEN3 LLC. As a result, each of GEN3 LLC and Mr. Sims may be deemed to share beneficial ownership of the shares held by GEN3 Capital. Mr. Sims and Arthur M. Toscanini may be deemed to share beneficial ownership of the shares held by Gen 3 Partners in their capacity as directors of Gen 3 Partners. Each of such persons disclaims beneficial ownership of the shares held by Gen 3 Partners and GEN3 Capital, except to the extent of their respective pecuniary interest therein. Information regarding these shares is based in part on information contained in a Form 4 filed by GEN3 Capital Partners, LLC on March 6, 2019.

(2)

Includes 179,380 shares of common stock that Mr. Sims has the right to acquire from us within 60 days of March 13, 2019 pursuant to the exercise of stock options.  Beneficial ownership does not include 20,326 restricted stock units since no shares would be acquired within 60 days of March 13, 2019.

(3)	Includes 49,191 shares of common stock that Mr. Suen has the right to acquire from us within 60 days of March 13, 2019 pursuant to the exercise of stock options.

(4)

Includes 15,625 shares of common stock that Mr. Doradla has the right to acquire from us within 60 days of March 13, 2019 pursuant to the exercise of stock options.  Beneficial ownership does not include 15,244 restricted stock units since no shares would be acquired within 60 days of March 13, 2019.

(5)	Based on information contained in a Form 4 filed by Mr. Myers on March 8, 2018. Mr. Myers resigned as our President and Chief Executive Officer on May 2, 2018.

(6)	Beneficial ownership does not include 6,797 restricted stock units since no shares would be acquired within 60 days of March 13, 2019.
(7)

Includes 24,100 shares of common stock that Ms. Gillman has the right to acquire from us within 60 days of March 13, 2019 pursuant to the exercise of stock options.  Beneficial ownership does not include 2,835 restricted stock units since no shares would be acquired within 60 days of March 13, 2019.

(8)

Includes 20,000 shares of common stock that Ms. Kordyback has the right to acquire from us within 60 days of March 13, 2019 pursuant to the exercise of stock options. Beneficial ownership does not include 2,835 restricted stock units since no shares would be acquired within 60 days of March 13, 2019.

(9)

Includes 57,980 shares of common stock that Mr. Munro has the right to acquire from us within 60 days of March 13, 2019 pursuant to the exercise of stock options. Beneficial ownership does not include 2,835 restricted stock units since no shares would be acquired within 60 days of March 13, 2019.

(10)

Includes 68,179 shares of common stock that Mr. Munro has the right to acquire from us within 60 days of March 13, 2019 pursuant to the exercise of stock options. Beneficial ownership does not include 2,835 restricted stock units since no shares would be acquired within 60 days of March 13, 2019.

(11)	Includes shares of common stock issuable upon the exercise of outstanding options, as set forth in the previous footnotes.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2018.

As of December 31, 2018, we had four equity compensation plans in place under which equity awards were outstanding or shares of our common stock were authorized for issuance detailed as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,407,049	(1)	$8.73	(2)	563,491	(3)
Equity compensation plans not approved by security holders	—		$—		—

(1)

Includes 1,046,990 shares of common stock that were subject to option awards and 3,962 shares of common stock that were subject to restricted stock units as of December 31, 2018 under the 2016 Plan, 342,059 shares subject to option awards under our 2013 Equity Incentive Plan, or the 2013 Plan and 18,000 shares subject to option awards under our 2003 Equity Incentive Plan.

(2)	Represents the weighted-average exercise price of outstanding options.
(3)

Includes 463,491 shares of common stock available for issuance under the 2016 Plan and 100,000 shares of common stock available for issuance under our Employee Stock Purchase Plan. This amount does not include any additional shares that may become available for future issuance under the 2016 Plan or the Employee Stock Purchase Plan pursuant to the automatic increases to the share reserves under such plans on January 1 of each of our calendar years pursuant to their terms.  There were no offering periods in effect under our Employee Stock Purchase Plan as of December 31, 2018.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We describe below the transactions and series of similar transactions, since January 1, 2018, to which we were a party or will be a party, in which the amounts involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock holders or any member of their immediate family had or will have a direct or indirect material interest.

Investors’ Rights Agreement

We entered into a fourth amended and restated investors’ rights agreement in May 2008 with the holders of our preferred stock, including entities with which certain of our directors are affiliated. This agreement provides for certain registration rights that will terminate three years following the closing of our initial public offering, or August 17, 2019, or for any particular holder with registration rights, at such time following this offering when such holder may sell all of such shares pursuant to Rule 144(b)(1) under the Securities Act of 1933, as amended, or the Securities Act.

Director and Executive Officer Compensation

Please see Item 11 of Part III of this Annual Report on Form 10-K for additional information regarding compensation of our directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Employment Agreements” in Item 11 of Part III of this Annual Report on Form 10-K.

Indemnification

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Stock Option and Restricted Stock Unit Grants to Executive Officers and Directors

We have granted stock options to our executive officers as more fully described in the sections entitled “Executive Compensation—Equity Compensation” and “Executive Compensation—Outstanding Equity Awards at the End of 2018” in Item 11 of Part III of this Annual Report on Form 10-K.  We have granted stock options and restricted stock units to certain of our directors as more fully described in the section entitled “Executive Compensation—Director Compensation” in Item 11 of Part III of this Annual Report on Form 10-K.

Policies and Procedures Regarding Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or  person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our board of directors has determined that all our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for James K. Sims, our Chief Executive Officer.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2018 and 2017, by KPMG, LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2018	2017
Audit Fees (1)	$442,000	$475,000
Audit Related Fees (2)	—	265,000
Tax Fees (3)	82,625	219,455
All Other Fees (4)	1,780	124,117
Total	$526,405	$1,083,572

(1)

Audit Fees consist of fees billed for professional services performed by KPMG LLP for the audit of our annual financial statements, the quarterly review of our financial statements, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit Related Fees consist of fees billed by KPMG LLP for audits of acquisitions. There were no such audit related fees incurred during 2018.

(3)	Tax Fees consist of fees related to services rendered for the preparation of tax filings and completion of an R&D tax credit study.

(4)

All Other Fees for 2018 consist of fees billed for an accounting research subscription.  All Other Fees for 2017 consist of fees billed for professional services performed by KPMG LLP for acquisition due diligence services and an accounting research subscription.

The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2018 and 2017.  These services may include audit services, audit-related services, tax services and other services.  The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors.  Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

None.

Airgain, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Airgain, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Airgain, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

San Diego, California

March 15, 2019

Airgain, Inc.

Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$13,620,656	$15,026,068
Short term investments	20,168,981	21,287,064
Trade accounts receivable	7,013,220	8,418,132
Inventory	1,351,104	741,557
Prepaid expenses and other current assets	931,254	609,786
Total current assets	43,085,215	46,082,607
Property and equipment, net	1,400,591	1,036,860
Goodwill	3,700,447	3,700,447
Customer relationships, net	3,592,918	4,075,918
Intangible assets, net	858,805	1,052,333
Other assets	269,136	349,743
Total assets	$52,907,112	$56,297,908
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,136,943	$3,969,083
Accrued bonus	2,640,406	2,224,517
Accrued liabilities	652,139	1,121,833
Deferred purchase price	—	1,000,000
Current portion of long-term notes payable	—	1,333,333
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	7,510,820	9,730,098
Deferred tax liability	37,577	7,971
Deferred rent obligation under operating lease	211,383	334,860
Total liabilities	7,759,780	10,072,929
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at December 31, 2018 and December 31, 2017; 9,958,448 and 9,616,992 shares issued at December 31, 2018 and December 31, 2017, respectively; 9,601,134 and 9,481,992 shares outstanding at December 31, 2018 and December 31, 2017, respectively	995	961
Additional paid in capital	93,583,069	89,907,766
Treasury stock, at cost: 357,314 and 135,000 shares at December 31, 2018 and December 31, 2017, respectively	(3,431,530)	(1,257,100)
Accumulated other comprehensive loss	(11,141)	(16,907)
Accumulated deficit	(44,994,061)	(42,409,741)
Total stockholders’ equity	45,147,332	46,224,979
Commitments and contingencies (note 13)
Total liabilities and stockholders’ equity	$52,907,112	$56,297,908

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Operations

	For the Year Ended December 31,
	2018	2017	2016
Sales	$60,625,212	$49,521,171	$43,433,867
Cost of goods sold	34,114,044	26,218,965	24,156,792
Gross profit	26,511,168	23,302,206	19,277,075
Operating expenses:
Research and development	9,319,116	7,319,575	5,622,132
Sales and marketing	11,032,752	7,012,829	5,670,625
General and administrative	9,545,306	8,000,602	4,532,151
Total operating expenses	29,897,174	22,333,006	15,824,908
Income (loss) from operations	(3,386,006)	969,200	3,452,167
Other (income) expense:
Interest income	(584,735)	(296,451)	(7,803)
Interest expense	30,988	98,711	178,371
Fair market value adjustment - warrants	—	—	(460,289)
Gain on deferred purchase price liability	(388,733)	—	—
Loss on disposal of fixed assets	39,251	—	—
Total other income	(903,229)	(197,740)	(289,721)
Income (loss) before income taxes	(2,482,777)	1,166,940	3,741,888
Provision for income taxes	101,543	25,685	8,181
Net income (loss)	(2,584,320)	1,141,255	3,733,707
Accretion of dividends on preferred convertible stock	—	—	(1,537,021)
Net income (loss) attributable to common stockholders	$(2,584,320)	$1,141,255	$2,196,686
Net income (loss) per share:
Basic	$(0.27)	$0.12	$0.65
Diluted	$(0.27)	$0.11	$0.40
Weighted average shares used in calculating income (loss) per share
Basic	9,520,947	9,485,271	3,373,316
Diluted	9,520,947	10,361,373	4,667,503

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(2,584,320)	$1,141,255	$3,733,707
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	5,766	(16,907)	—
Total comprehensive income (loss)	$(2,578,554)	$1,124,348	$3,733,707

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Stockholders’ Equity

	Preferred Convertible Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2015	6,244,174	$5,968,549	665,842	$1,094,375	$—	$—	$—	$(46,475,746)	$(39,412,822)
Stock-based compensation	—	—	—	—	298,535	—	—	—	298,535
Conversion of warrants	—	—	127,143	—	249,215	—	—	—	249,215
Exercise of stock options	—	—	58,155	112,101	25,302	—	—	—	137,403
Effect of accretion to redemption value	—	—	—	—	(547,750)	—	—	(808,957)	(1,356,707)
Change in par value from no par value to $0.0001	—	—	—	(1,206,391)	1,206,391	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	1,700,100	170	10,816,808	—	—	—	10,816,978
Issuance of warrants to underwriters	—	—	—	—	126,218	—	—	—	126,218
Conversion of preferred redeemable convertible stock to common stock upon initial public offering	—	—	3,778,753	378	44,463,235	—	—	—	44,463,613
Conversion of preferred convertible stock to common stock upon initial public offering	(6,244,174)	(5,968,549)	1,259,187	126	5,968,423	—	—	—	—
Issuance of common stock upon secondary public offering, net of issuance costs	—	—	1,685,882	169	25,976,093	—	—	—	25,976,262
Net income	—	—	—	—	—	—	—	3,733,707	3,733,707
Balance at December 31, 2016	—	$—	9,275,062	$928	$88,582,470	$—	$—	$(43,550,996)	$45,032,402
Stock-based compensation	—	—	—	—	736,066	—	—	—	736,066
Exercise of stock options	—	—	284,455	28	588,454	—	—	—	588,482
Shares issued pursuant to stock awards	—	—	57,475	5	(5)	—	—	—	—
Common stock repurchases	—	—	(135,000)	—	—	(1,257,100)	—	—	(1,257,100)
Reversal of costs related to secondary offering	—	—	—	—	781	—	—	—	781
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(16,907)	—	(16,907)
Net income	—	—	—	—	—	—	—	1,141,255	1,141,255
Balance at December 31, 2017	—	$—	9,481,992	$961	$89,907,766	$(1,257,100)	$(16,907)	$(42,409,741)	$46,224,979
Stock-based compensation	—	—	—	—	2,910,070	—	—	—	2,910,070
Exercise of stock options	—	—	341,456	34	765,233	—	—	—	765,267
Common stock repurchases	—	—	(222,314)	—	—	(2,174,430)	—	—	(2,174,430)
Unrealized gain on available-for-sale securities, net of deferred taxes	—	—	—	—	—	—	5,766	—	5,766
Net loss	—	—	—	—	—	—	—	(2,584,320)	(2,584,320)
Balance at December 31, 2018	—	$—	9,601,134	$995	$93,583,069	$(3,431,530)	$(11,141)	$(44,994,061)	$45,147,332

See accompanying notes to the financial statements.

Airgain, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,584,320)	$1,141,255	$3,733,707
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	586,884	436,247	495,347
Amortization	676,528	581,386	373,350
Fair market value adjustment - warrants	—	—	(460,289)
Amortization of discounts on investments, net	(201,587)	(91,485)	—
Stock-based compensation	2,910,070	736,066	298,535
Deferred Tax Liability	29,606	1,805	6,166
Loss on disposal of fixed assets	39,251	—	—
Gain on deferred purchase price liability	(388,733)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,042,843	(2,678,746)	(1,422,998)
Inventory	(609,547)	(161,972)	(27,082)
Prepaid expenses and other assets	(240,861)	(525,919)	(120,567)
Accounts payable	293,662	(101,801)	1,075,534
Accrued bonus	415,889	475,966	413,051
Accrued liabilities	(469,694)	49,591	411,255
Deferred obligation under operating lease	(123,477)	(117,049)	(106,732)
Net cash provided by (used in) operating activities	1,376,514	(254,656)	4,669,277
Cash flows from investing activities:
Purchases of available-for-sale securities	(29,666,317)	(21,962,486)	—
Maturities of available-for-sale securities	30,991,753	750,000	—
Cash paid for acquisition	—	(6,348,730)	—
Purchases of property and equipment	(989,866)	(263,063)	(275,649)
Net cash provided by (used in) investing activities	335,570	(27,824,279)	(275,649)
Cash flows from financing activities:
Repayment of notes payable	(1,333,333)	(1,388,563)	(1,624,999)
Proceeds from initial public offering and issuance of warrants to underwriters	—	—	13,600,800
Costs related to initial public offering	—	781	(2,657,604)
Proceeds from secondary public offering		—	26,797,094
Costs related to secondary public offering	—	—	(820,832)
Payments on acquisition related deferred purchase price	(375,000)	—	—
Common stock repurchases	(2,174,430)	(1,257,100)	—
Proceeds from exercise of stock options	765,267	588,482	137,403
Net cash provided by (used in) financing activities	(3,117,496)	(2,056,400)	35,431,862
Net increase (decrease) in cash and cash equivalents	(1,405,412)	(30,135,335)	39,825,490
Cash and cash equivalents, beginning of period	15,026,068	45,161,403	5,335,913
Cash and cash equivalents, end of period	$13,620,656	$15,026,068	$45,161,403
Supplemental disclosure of cash flow information
Interest paid	$36,667	$98,711	$177,460
Taxes paid	$46,198	$102,819	$—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series E, F, and G preferred redeemable convertible stock to redemption amount	$—	$—	$1,356,707
Conversion of warrants	$—	$—	$249,215
Conversion of preferred stock into common stock	$—	$—	$50,432,162

See accompanying notes to the financial statements.

Airgain, Inc.

Notes to Financial Statements

(1)	Significant Accounting Policies
(a)	Description of Business

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995 and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of devices and markets, including Consumer, Enterprise and Automotive. The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide. The Company’s headquarters is in San Diego, California with office space and research, design and test facilities in the United States, United Kingdom, Korea, China and Taiwan.

(b)	Basis of Presentation

The financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).

(c)	Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021.  Early adoption is permitted.   The Company adopted this standard during the year ended December 31, 2018 on a prospective basis.  The impact on the financial statements are immaterial.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to Disclosure for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements.  ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption is permitted.  The Company adopted this standard during the year ended December 31, 2018 on a prospective basis.  The impact on the financial statements are immaterial.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. The Company will adopt the new guidance for fiscal year 2019. The Company is in the process of finalizing their new accounting policies, processes, and internal controls necessary to support the requirements of ASU 2014-09. The Company has not yet selected a transition method, nor has determined the effect of the standard on our ongoing financial reporting.

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

Airgain, Inc.

Notes to Financial Statements

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

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities.  The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date.  All short-term investments are classified as available-for-sale securities as of December 31, 2018 and are recorded at estimated fair value.  Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity.  Realized gains and losses are included in other income, in the statement of operations.  The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

(f)	Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. The allowance for doubtful accounts was $0 as of December 31, 2018 and December 31, 2017.

(g)	Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. The Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet.  With the acquisition of substantially all of the assets of Antenna Plus, LLC (Antenna Plus), in April 2017, the Company began manufacturing products at its Scottsdale, Arizona and Shullsburg, Wisconsin locations.  In July 2017, the Company relocated all of its product manufacturing operations in Shullsburg, Wisconsin to the Scottsdale, Arizona facility.  See Note 4 for additional information relating to the Company’s acquisition of the Antenna Plus assets.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO).  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of December 31, 2018, the Company’s inventories consist primarily of raw materials.  Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.  As of December 31, 2018 and December 31, 2017, there was no provision for excess and obsolete inventories.

Airgain, Inc.

Notes to Financial Statements

(h)	Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three years. The estimated useful lives for leasehold improvements is determined as either the estimated useful life of the asset or the lease term, whichever is shorter. Depreciation of assets that are recorded under operating leases are included in depreciation expense.  Maintenance and repairs are expensed as incurred.  Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included as a non-operating expense.

(i)	Goodwill

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. The change in the carrying value of goodwill during the year ended December 31, 2017, was due to an acquisition during 2017.  See Note 5.

The Company reviews goodwill for impairment annually on December 1st and whenever events or changes in circumstances indicate that goodwill may be impaired.  The Company completed its annual assessment for goodwill impairment in December 2018 and determined that goodwill is not impaired as of December 31, 2018.

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

A portion of the Company’s sales are made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. Pricing credits and returns under these provisions have been insignificant; accordingly, the Company’s allowance for sales returns and pricing credits was insignificant for the years ended December 31, 2018, 2017 and 2016.

To date, services revenues have been immaterial as a percentage of total revenues. Service revenues are recognized ratably over the term of the agreement.

(l)	Shipping and Transportation Costs

Shipping and other transportation costs are expensed as incurred. Shipping and other transportation costs were $433,234, $462,297 and $321,093 for the years ended December 31, 2018, 2017 and 2016, respectively. These costs are included in general and administrative expenses in the accompanying statements of operations.

Airgain, Inc.

Notes to Financial Statements

(m)	Research and Development Costs

Costs incurred in connection with research and development are expensed as incurred.

(n)	Advertising Costs

Advertising costs are expensed as incurred and included in sales and marketing expenses.  Advertising costs were $2,525,626, $15,867 and $0, for the years ended December 31, 2018, 2017 and 2016, respectively.

(o)	Income Taxes

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

(p)	Stock-Based Compensation

The Company recognizes all employee stock-based compensation as a cost in the financial statements. Equity classified awards are measured at the grant-date fair value of the award. The Company estimates the grant-date fair value using the Black-Scholes-Merton option-pricing model. The Company recognizes forfeitures when incurred. Compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $2,910,070, $736,066 and $298,535, respectively.

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

(s)	Accumulated Other Comprehensive Loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Accumulated other comprehensive loss on the balance sheet at December 31, 2018 and December 31, 2017 includes unrealized gains and losses on the Company’s available-for-sale securities.

(t)	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. Preferred dividends are deducted from net income (loss) in arriving at net income (loss) attributable to common stockholders. The Company calculates diluted earnings (loss) per common share using the treasury stock method and the as-if-converted method, as applicable.

The following table presents the computation of net income or loss per share:

	For the Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$(2,584,320)	$1,141,255	$3,733,707
Accretion of dividends on preferred stock	—	—	(1,537,021)
Net income (loss) attributable to common stockholders - basic	$(2,584,320)	$1,141,255	$2,196,686
Accretion of dividends on preferred stock	—	—	125,205
Adjustment for change in fair value of warrant liability	—	—	(460,289)
Net income (loss) attributable to common stockholders - diluted	$(2,584,320)	$1,141,255	$1,861,602
Denominator:
Weighted average common shares outstanding
Basic	9,520,947	9,485,271	3,373,316
Diluted	9,520,947	10,361,373	4,667,503
Net income (loss) per share:
Basic	$(0.27)	$0.12	$0.65
Diluted	$(0.27)	$0.11	$0.40

Airgain, Inc.

Notes to Financial Statements

Basic and diluted weighted average common shares outstanding for the year ended December 31, 2018 were the same.  Diluted weighted average common shares outstanding for the year ended December 31, 2017 includes 1,532 warrants and 874,571 options outstanding. Diluted weighted average common shares outstanding for the year ended December 31, 2016 includes 577,529 options outstanding and 716,658 preferred shares.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	For the Year Ended December 31,
	2018	2017	2016
Preferred redeemable convertible stock, including accumulated dividends	—	—	2,406,894
Employee stock options	978,464	513,869	—
Warrants outstanding	51,003	—	51,003
Total	1,029,467	513,869	2,457,897

(2)	Cash, Cash Equivalents and Short-Term Investments

The following table shows the Company’s cash and cash equivalents and short-term investments by significant investment category as of December 31, 2018:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,043,800	$—	$—	$3,043,800	$3,043,800	$—

Level 1 (1):
Money market funds	5,481,647	—	—	5,481,647	5,481,647	—
U.S. treasury securities	1,987,794	—	(164)	1,987,630	—	1,987,630
Subtotal	7,469,441	—	(164)	7,469,277	5,481,647	1,987,630
Level 2 (2):
Commercial paper	10,639,390	—	—	10,639,390	2,094,983	8,544,407
Corporate debt obligations	5,963,913	—	(6,678)	5,957,235	—	5,957,235
Repurchase agreements	3,000,226	—	—	3,000,226	3,000,226	—
Asset-backed securities	3,682,413	250	(2,954)	3,679,709	—	3,679,709
Subtotal	23,285,942	250	(9,632)	23,276,560	5,095,209	18,181,351

Total	$33,799,183	$250	$(9,796)	$33,789,637	$13,620,656	$20,168,981

Airgain, Inc.

Notes to Financial Statements

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Marketable Securities
Cash	$3,040,696	$—	$3,040,696	$3,040,696	$—	$—

Level 1 (1):
Money market funds	8,234,751	—	8,234,751	8,234,751	—	—
U.S. treasury securities	2,490,799	(5,540)	2,485,259	—	2,485,259	—
Subtotal	10,725,550	(5,540)	10,720,010	8,234,751	2,485,259	—
Level 2 (2):
Commercial paper	9,716,093	—	9,716,093	—	9,716,093	—
Corporate debt obligations	6,829,191	(9,414)	6,819,777	—	6,819,777	—
Repurchase agreements	3,000,233	—	3,000,233	3,000,233	—	—
Asset-backed securities	3,018,276	(1,953)	3,016,323	750,388	2,265,935	—
Subtotal	22,563,793	(11,367)	22,552,426	3,750,621	18,801,805	—

Total	$36,330,039	$(16,907)	$36,313,132	$15,026,068	$21,287,064	$—

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
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

The following table presents the Company’s short-term investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018:

	Less Than 12 Months
Description of Securities	Estimated Fair Value	Unrealized Losses
December 31, 2018
U.S. treasury securities	$1,987,630	$(164)
Corporate debt obligations	5,957,235	(6,678)
Asset-backed securities	3,031,912	(2,954)
Total	$10,976,777	$(9,796)

Airgain, Inc.

Notes to Financial Statements

The Company considers the declines in market value of its short-term investments to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.  As of December 31, 2018, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of December 31, 2018 are as follows:

Estimated Fair Value
Due within one year	$20,168,981
Total	$20,168,981

(3)Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to five years for all other property and equipment. Property and equipment consist of the following:

	As of December 31,
	2018	2017
Lab equipment	$2,503,086	$1,914,911
Computer equipment	113,248	169,366
Computer software	193,694	299,227
Furniture and fixtures	266,960	202,218
Tenant improvements	894,304	763,898
Other office equipment	126,099	63,825
	4,097,391	3,413,445
Less accumulated depreciation	(2,696,800)	(2,376,585)
	$1,400,591	$1,036,860

Depreciation expense was $586,884, $436,247 and $495,347 for the years ended December 31, 2018, 2017 and 2016, respectively.  For the year ended December 31, 2018, the Company incurred a $39,251 loss on disposal of fixed assets.

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

Airgain, Inc.

Notes to Financial Statements

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

Sales associated with the acquired Antenna Plus assets since the date of acquisition was $5.2 million for the year ended December 31, 2017.  Cost of goods sold associated with the acquired Antenna Plus assets since the date of acquisition was $2.3 million for the year ended December 31, 2017.  Net income associated with the acquired Antenna Plus assets since the date of acquisition was $0.4 million for the year ended December 31, 2017.

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

	For the Year Ended December 31,
	2017	2016
Pro forma sales	$51,789,215	$50,940,773
Pro forma income from operations	$1,539,538	$4,436,281
Pro forma net income	$1,711,598	$4,717,872

Skycross

On December 17, 2015, the Company executed and entered into an asset purchase agreement for certain North American assets of Skycross, Inc. (Skycross), a manufacturer of advanced antenna and radio-frequency solutions.  In addition to the $4.0 million paid up front, the purchase price also included a contingent consideration arrangement.  The $1.0 million of contingent consideration is payable upon the later of (i) the expiration of the Transition Services Agreement between the Company and Skycross which defined transition services to be provided by Skycross to the Company and (ii) the date on which the Company received copies of third party approvals with respect to each customer and program that was purchased.  The potential

Airgain, Inc.

Notes to Financial Statements

undiscounted amount of all future payments that could be required to be paid under the contingent consideration arrangement was between zero and $1.0 million.  The fair value of the contingent consideration was estimated by applying the income approach.  The income approach is based on estimating the value of the present worth of future net cash flows.  During the year ended December 31, 2018, the Company and Skycross came to an agreement that the Company would pay Skycross $375,000 to settle all outstanding balances between the parties, which included $1.0 million of deferred purchase price, $125,802 due to Skycross and $362,069 of accounts receivable from Skycross.  The settlement with Skycross resulted in the recognition of a gain on deferred purchase price liability of $388,733 during the year ended December 31, 2018.

(5)	Goodwill

Changes to the Company’s goodwill balance during the year ended December 31, 2018 and 2017 are as follows:

Balance at December 31, 2016	$1,249,956
Current period adjustments	2,450,491
Balance at December 31, 2017	$3,700,447
Current period adjustments	—
Balance at December 31, 2018	$3,700,447

(6)	Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	As of December 31, 2018
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$1,237,082	$3,592,918
Developed technologies	9	1,080,000	274,528	805,472
Tradename	3	120,000	66,667	53,333
Non-compete agreement	3	67,000	67,000	—
Total intangible assets, net	10	$6,097,000	$1,645,277	$4,451,723

	As of December 31, 2017
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$754,082	$4,075,918
Developed technologies	9	1,080,000	142,477	937,523
Tradename	3	120,000	26,667	93,333
Non-compete agreement	3	67,000	45,523	21,477
Total intangible assets, net	10	$6,097,000	$968,749	$5,128,251

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors.

Airgain, Inc.

Notes to Financial Statements

Estimated Future Amortization
2019	655,052
2020	628,385
2021	597,701
2022	563,000
2023	563,000
Thereafter	1,444,585
Total	$4,451,723

Amortization expense was $676,528, $581,386 and $373,350 for the years ended December 31, 2018, 2017 and 2016, respectively.

(7)	Long-term Notes Payable (including current portion) and Line of Credit

In December 2013, the Company amended its revolving line of credit under the amended and restated loan and security with Silicon Valley Bank to include a growth capital term loan of up to $750,000. The growth capital term loan required interest only payments through June 30, 2014 at which point it was to be repaid in 32 equal monthly installments of interest and principal. The growth capital term loan matured on February 1, 2017, at which time $55,230 in principal and accrued interest was paid. The growth capital term loan interest rate was 6.5%. As of December 31, 2018 there was no balance owed under this loan.

In December 2015, the Company further amended its amended and restated loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan required 36 monthly installments of interest and principal. The loan matured on December 1, 2018. Effective September 2017, the Company further amended its amended and restated loan and security agreement with Silicon Valley Bank to update the financial covenants.  The amended and restated loan and security agreement requires the Company to maintain, at all times, measured as of the last day of each month (unless otherwise specified) either (i) a minimum cash balance of unrestricted cash at Silicon Valley Bank or its affiliate of not less than $25.0 million or (ii) a liquidity ratio of 1.25 to 1.00 and a minimum EBITDA, measured as of the last day of each fiscal quarter for the previous six month period (for December 31, 2018 the minimum EBITDA is 750,000). The interest rate is fixed at 5%.

In January 2018, the Company entered into a second amended and restated loan and security agreement (the Amended Loan Agreement) with Silicon Valley Bank.  The Amended Loan Agreement modified the amended and restated loan and security agreement to, among other things, increase the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modify certain existing financial covenants.  There was no balance owed on the line of credit as of December 31, 2018.

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

The Company will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (5.25% as of December 31, 2018) (or, if unavailable, the Silicon Valley Bank prime rate) on a monthly basis, so long as the

Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.50 to 1.00.  If this liquidity ratio is not met, the Company will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (5.25% as of December 31, 2018) (or, if unavailable the Silicon Valley Bank prime rate) on a monthly basis.  Prior to the amendment in January 2018, the revolving line of credit bore interest rate at the U.S. prime rate plus 1.25%.  The revolving line of credit matures on January 31, 2020.

Airgain, Inc.

Notes to Financial Statements

Silicon Valley Bank maintains a first security interest over the Company’s assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to the Company and any of its subsidiaries.

As of December 31, 2018 and 2017, $0 and $1,333,333 was outstanding under the $4.0 million term loan, respectively.

The Company was in compliance with all financial term loan and revolving line of credit financial covenants as of December 31, 2018 and 2017.

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

In the year ended December 31, 2017, the Company has repurchased an aggregate of 135,000 share of common stock under the repurchase program at an average price per share of $9.40, for a total cost of $1,257,100. In the year ended December 31, 2018, the Company further repurchased additional 222,314 shares of common stock under the repurchase program. These shares were repurchased at an average price per share of $9.92, for a total cost of $2,174,430.

As of December 31, 2018, the Company has repurchased an aggregate of 357,314 shares of common stock under the repurchase program at an average price per share of $9.60, for a total cost of $3,431,530.

(9)	Income Taxes
(a)	Income Taxes

The December 31, 2018, 2017 and 2016 income tax provision is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal	$67,632	$21,272	$—
State and local	5,902	2,608	2,015
Total current provision	73,534	23,880	2,015
Deferred:
U.S. federal	23,137	483	6,124
State and local	4,872	1,322	42
Total deferred provision	28,009	1,805	6,166
Total tax provision	$101,543	$25,685	$8,181

Airgain, Inc.

Notes to Financial Statements

(b)	Tax Rate Reconciliation

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 21%, 34% and 34% for the years ended December 31, 2018, 2017 and 2016, respectively, is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Income taxes at statutory rates	$(521,383)	$396,760	$1,272,242
State income tax, net of federal benefit	10,774	3,910	2,054
Permanent items	17,771	(5,060)	68,944
Meals and entertainment	46,983	74,755	54,375
Equity based compensation	(99,007)	(645,512)	48,385
Warrant liability	—	—	(156,498)
Corporate tax rate change - impact on deferred income taxes	—	2,768,458	—
Research and development credit	(195,336)	206,801	(141,494)
Federal NOL adjustment	—	(386,441)	(206,133)
Federal return to provision	(167,755)	53,265	11,104
Other federal credits	—	112,262	—
Other	64,196	15,695	—
Change in federal valuation allowance	945,300	(2,569,208)	(944,798)
	$101,543	$25,685	$8,181
(c)	Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are as follows:

	For the Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$4,924,181	$4,584,606
Capitalization of patent costs, goodwill and amortization	247,239	221,593
Capitalization of acquisition costs	81,088	84,640
Research and AMT credits	2,074,363	1,447,479
Stock based compensation	326,755	82,085
Deferred lease obligation	63,946	91,017
Accrued bonuses	198,102	—
Other timing differences	60,773	72,787
	7,976,447	6,584,207
Less valuation allowance	(7,658,670)	(6,453,466)
Total deferred tax assets, net of allowance	$317,777	$130,741
Deferred tax liabilities:
Fixed assets	(192,673)	(104,324)
Goodwill	(162,681)	(34,388)
Total deferred tax liabilities	$(355,354)	$(138,712)
Total deferred tax liabilities	$(37,577)	$(7,971)

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $7,658,670 as of December 31, 2018 as it does not believe it is more likely than

Airgain, Inc.

Notes to Financial Statements

not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future.  The Company increased its valuation allowance by approximately $1,205,204 during the year ended December 31, 2018.

At December 31, 2018, the Company had federal and California tax loss carryforwards of approximately $20,710,625, and $5,759,329, respectively.  The federal loss generated in 2018 of $1,836,983 will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.  The remaining federal and state net operating loss carry forwards begin to expire in 2020 and 2028, respectively, if unused.

At December 31, 2018, the Company had federal and state tax credit carry forwards of approximately $1,360,917, and $1,409,318, respectively, after reduction for uncertain tax positions.  The federal credits will begin to expire in 2026, if unused, and the state credits carry forward indefinitely.

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

In December 2017, the Tax Cuts and Jobs Act (the 2017 Tax Act) was enacted.  The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning December 31, 2018.  The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on the deductibility of executive compensation, limitations on the deductibility of interest and capitalization of research and development expenditures.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
Beginning unrecognized tax benefits	$710,000	$1,532,000
Decreases related to prior year tax positions	(65,000)	(1,001,000)
Increases related to current year tax positions	87,000	179,000
Ending unrecognized tax benefits	$732,000	$710,000

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets.  If recognized, $9,040 of these amounts would impact company’s effective tax rate. The Company does not foresee material changes to its uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  The Company has an accrual for interest or penalties of $2,051 and $785  on the Company’s balance sheets as of December 31, 2018 and 2017, respectively, and has recognized interest and/or penalties in the Statement of Operations for the year ended December 31, 2018, 2017 and 2016, in the amount of $1,266, $785 and $0, respectively.

Due to the existence of federal and state net operating loss and credit carryovers, the Company’s tax years that remain open and subject to examination by tax jurisdiction are years 2000 and forward for federal and years 2006 and forward for the state of California.

Airgain, Inc.

Notes to Financial Statements

(10)	Stockholders’ Equity
(a)	Preferred Convertible Stock

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

Airgain, Inc.

Notes to Financial Statements

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

(b)	Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at December 31, 2018 and 2017 :

	As of December 31,
	2018	2017
Warrants issued and outstanding	51,003	51,003
Stock option awards issued and outstanding	1,407,049	1,203,627
Authorized for grants under the 2016 Equity Incentive Plan	463,491	633,052
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000	100,000
	2,021,543	1,987,682
(1)	Treasury stock in the amount of 357,314 and 135,000 as of December 31, 2018 and 2017, respectively, are excluded from the table above.

(11)	Preferred Redeemable Convertible Stock

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

Airgain, Inc.

Notes to Financial Statements

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

In August 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors, and consultants. As of December 31, 2018, 463,491 shares are available for issuance under the 2016 Plan, of which no shares were rolled from the 2013 Equity Incentive Plan (the 2013 Plan) into the 2016 Plan.

In 2013, the Company’s board of directors adopted the 2013 Plan for employees, directors, and consultants. The common stock authorized under the 2013 Plan is 1,200,000 shares. Under the Plan, the administrator shall have authority to determine which service providers will receive awards, to grant awards and to set all terms and conditions of awards (including, but not limited to, vesting, exercise and forfeiture provisions). Vested options are canceled 90 days after termination of employment and become available for reissuance under the Plan. As of December 31, 2018 and December 31, 2017, no shares were available for issuance under the 2013 Plan.

The service period for stock options granted to employees is generally 1 to 4 years.

The grant-date fair value of each option award is estimated on the date of grant using the Black- Scholes-Merton option-pricing model. The weighted average assumptions for grants during the years ended December 31, 2018, 2017 and 2016 are provided in the following table. The Company’s lack of historical share option exercise experience does not provide it a reasonable basis upon which to estimate an expected term because of a lack of sufficient data.

Therefore, the Company estimates the expected term by using the simplified method, which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. Since the Company’s shares have only been publicly traded since August 12, 2016 and its shares were rarely traded privately, expected volatility is estimated based on the average historical volatility of similar entities with

Airgain, Inc.

Notes to Financial Statements

publicly traded shares in addition to the average historical volatility of the Company. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant.

	As of December 31,
	2018	2017	2016
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected volatility	37.60%	39.37%	41.82%
Expected term (years)	5.86	6.06	6.07
Risk-free interest rate	2.6%	1.9%	1.6%

Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2015	756,692	$2.10	7.6
Granted	359,319	2.60	9.4
Exercised	(58,155)	2.36	3.5
Expired/Forfeited	(17,469)	2.13	2.6
Balance at December 31, 2016	1,040,387	$2.25	7.8
Granted	471,144	14.72	9.1
Exercised	(284,455)	2.07	5.2
Expired/Forfeited	(23,449)	8.22	—
Balance at December 31, 2017	1,203,627	$7.06	8.1
Granted	1,009,134	9.94	6.8
Exercised	(341,456)	2.24	1.3
Expired/Forfeited	(464,256)	11.81	—
Balance at December 31, 2018	1,407,049	$8.73	8.1
Vested and exercisable at December 31, 2018	504,287	$6.28	7.0
Vested and expected to vest at December 31, 2018	1,407,049	$8.73	8.1

The weighted average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $3.97,  $6.02 and $1.23, respectively. For fully vested stock options the aggregate intrinsic value was $2,485,258, $3,596,624 and $7,770,086 as of December 31, 2018, 2017 and 2016, respectively. For stock options expected to vest the aggregate intrinsic value was $993,372, $1,469,154 and $4,569,243 as of December 31, 2018, 2017 and 2016, respectively. The total grant date fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $2,770,008,  $322,804 and $176,597, respectively.

During the year ended December 31, 2018, a total of 3,962 restricted stock units with a fair value of $12.62 per share were issued to a member of the Company’s Board of Directors of which the shares vest equally on each of the anniversaries over a three-year period. During the year ended December 31, 2016, a total of 57,475 shares of restricted common stock with a fair value of $2.00 per share were issued to the Company’s Chief Financial Officer and Chief Operating Officer of which 100% of the shares vested in the year ended December 31, 2017.

At December 31, 2018, 2017 and 2016, there was $2,781,062, $2,453,342 and $522,818, respectively, of total unrecognized compensation cost related to unvested stock options and restricted stock granted under the plans. That cost is expected to be recognized over the next three years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Airgain, Inc.

Notes to Financial Statements

(13)	Commitments and Contingencies
(a)	Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridge, United Kingdom. Rent expense was $911,887, $805,271 and $742,829, for the years ended December 31, 2018, 2017 and 2016, respectively. The longest lease expires in February 2022. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at December 31, 2018 were as follows:

Year ending:
2019	$933,886
2020	560,432
2021	180,423
2022	22,526
$1,697,267

(b)	Indemnification

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

During 2014, the Company entered into employment agreements with its Chief Executive Officer and certain members of its management team.  These agreements provided severance in the aggregate amount of $575,000 for termination without cause as defined in the agreements.  In April 2018, $150,000 in severance was paid out to the Company’s former Chief Operating Officer, Glenn Selbo.  In May 2018, $507,200 in severance was paid out to the Company’s former Chief Executive Officer, Charles Myers.

On January 16, 2019, the Company entered into amended and restated employment agreements with Jacob Suen, the Company’s President, Anil Doradla, the Company’s Chief Financial Officer and Secretary, and Kevin Thill, the Company’s Senior Vice President, Engineering.

The amended and restated employment agreements provide for an indefinite term and for at-will employment.  The agreements also set forth each executive’s annual base salary and target bonus opportunity and provide that each executive will be entitled to the benefits provided to employees generally.

Pursuant to the amended and restated employment agreements, severance in the aggregate amount in excess of $455,000 for termination without cause is provided.

On March 13, 2019, the Company entered into an employment agreement with James K. Sims, the Company’s Chairman and Chief Executive Officer.  The agreement provides for an indefinite term and for at-will employment. The agreement also sets forth Mr. Sim’s annual base salary and target bonus opportunity and provides that he will be entitled to the benefits provided to employees generally. Pursuant to the agreement, Mr. Sims is eligible for severance in excess of $200,000.

Airgain, Inc.

Notes to Financial Statements

(14)	Concentration of Credit Risk
(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the years ended December 31, 2018, 2017 and 2016 and customers that accounted for 10% or more of total trade accounts receivable at December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017	2016
Percentage of net revenue
Customer A	36%	21%	20%
Customer B	8%	13%	31%
Customer C	7%	10%	8%

	As of December 31,
	2018	2017
Percentage of gross trade accounts receivable
Customer A	32%	13%
Customer B	14%	4%
Customer C	14%	9%
Customer D	8%	10%
Customer E (1)	—	19%

(1) For the year ended December 31, 2018, Customer E was moved under a distributer and is included in the balance for Customer A.
(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	For the Year Ended December 31,
	2018	2017	2016
Percentage of net revenue
China	75%	67%	74%
Other Asia	5	10	11
North America	16	18	10
Europe	4	5	5

Although the Company ships the majority of antennas to its customers in China (primarily ODMs and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the year ended December 31, 2018, all of the Company’s products were manufactured in our Scottsdale, Arizona facilities and by two vendors in China. During the year ended December 31, 2017 all of the Company’s products were manufactured in our Shullsburg, Wisconsin and Scottsdale, Arizona facilities and by two vendors in China.  Manufacturing completed in our Shullsburg, Wisconsin facility was transferred to the Scottsdale, Arizona facility once the facility was closed in July 2017.  During the year ended December 31, 2016, all of the Company’s products were manufactured by two vendors in China.

Airgain, Inc.

Notes to Financial Statements

(15)	Termination Costs

On June 30, 2018, the Company terminated a marketing-related agreement to better align its sales and marketing efforts with its longer-term growth objectives and near-to-immediate term profitability goals.  In consideration of terminating the agreement, the Company paid $1.3 million in termination costs.  The termination costs were included in sales and marketing expense on the statement of operations for the year ended December 31, 2018.

On May 2, 2018, Charles Myers, the Company’s Chief Executive Officer, President and member of the Board resigned from all positions with the Company, effective immediately, to pursue other opportunities.  The Board accepted Mr. Myers resignation on May 2, 2018.  Mr. Myer’s decision to resign was not related to a disagreement with the Company over any of its operations, policies, or practices.

In connection with his resignation, Mr. Myers, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $484,000; a lump sum cash payment in the amount $3,200 covering twelve months of monthly premiums for disability insurance under the Company’s disability insurance plan; a lump sum cash payment in the amount of $20,000 covering certain other employment benefits; the acceleration of all his unvested options for a total of 282,944 shares and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of twelve months following his last day of employment.  In connection with Mr. Myers’ resignation, the Company recognized stock compensation expense of $1.2 million for the year ended December 31, 2018.  Mr. Myers’ costs were included in general and administrative expense on the statement of operations for the year ended December 31, 2018. As of December 31, 2018, the remaining amount payable to Mr. Myers is $12,875.

On April 2, 2018, Glenn Selbo, the Company’s Chief Operating Officer, resigned from his position with the Company.  Following his resignation, Mr. Selbo will be providing consulting services to the Company.  Mr. Selbo’s outstanding stock options continue to vest during the term of his consulting services.

In connection with his resignation, Mr. Selbo, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $150,000 and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of six months following his last day of employment.  In connection with Mr. Selbo’s resignation, the Company recognized stock compensation expense of $44,267.  Mr. Selbo’s costs were included in sales and marketing expense on the statement of operations for the year ended December 31, 2018.  As of December 31, 2018, there are no further amounts owed to Mr. Selbo.

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

(17)	Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017:

Airgain, Inc.

Notes to Financial Statements

	For the Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Sales	$16,561,520	$15,786,913	$14,971,681	$13,305,098
Gross Profit	6,850,134	6,865,342	6,601,521	6,194,171
Total operating expenses	5,730,406	6,558,122	10,250,807	7,357,840
Net income (loss)	1,274,559	437,259	(3,190,347)	(1,105,791)
Basic net income (loss) per share	$0.13	$0.05	$(0.34)	$(0.12)
Diluted net income (loss) per share	$0.13	$0.04	$(0.34)	$(0.12)

	For the Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Sales	$12,807,175	$12,448,436	$13,013,143	$11,252,417
Gross Profit	5,888,332	6,003,892	6,121,524	5,288,458
Total operating expenses	5,418,089	5,803,260	6,248,678	4,862,979
Net income (loss)	591,933	234,353	(70,121)	385,090
Basic net loss per share	$0.06	$0.02	$(0.01)	$0.04
Diluted net loss per share	$0.06	$0.02	$(0.01)	$0.04

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation, as amended (currently in effect)

3.2(1)	Amended and Restated Bylaws, as amended (currently in effect)

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the Registrant’s initial public offering

10.1(3)	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant

10.2(2)	Form of Indemnity Agreement for Directors and Officers

10.3#(3)	Airgain, Inc. 2003 Equity Incentive Plan

10.4#(3)	Form of Stock Option Agreement under the Airgain, Inc. 2003 Equity Incentive Plan

10.5#(3)	Airgain, Inc. 2013 Equity Incentive Plan

10.6#(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the Airgain, Inc. 2013 Equity Incentive Plan

10.7#(3)	Restricted Stock Grant Notice and Restricted Stock Agreement under the Airgain, Inc. 2013 Equity Incentive Plan dated March 1, 2014, by and between Charles Myers and the Registrant

10.8#(2)	Airgain, Inc. 2016 Incentive Award Plan

10.9#(2)	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.10#	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.11#(2)	Airgain, Inc. 2016 Employee Stock Purchase Plan

10.12#	Non-Employee Director Compensation and Stock Ownership Program (as amended through October 25, 2018)

10.13#	Release Agreement, dated April 20, 2018, by and between Glenn Selbo and the Registrant

10.14#(4)	Employment Transition Agreement, dated March 15, 2018, by and between Leo Johnson and the Registrant

10.15#	Release Agreement, dated May 2, 2018, by and between Charles A. Myers and the Registrant

10.16#	Letter Agreement, dated May 8, 2018, by and between James K. Sims and the Registrant

10.17#	Employment Agreement, dated October 25, 2018, by and between James K. Sims and the Registrant

10.18#	Amended and Restated Employment Agreement, dated January 16, 2019, by and between Jacob Suen and the Registrant

10.19#	Amended and Restated Employment Agreement, dated January 16, 2019, by and between Anil Doradla and the Registrant

10.20#	Amended and Restated Employment Agreement, dated January 16, 2019, by and between Kevin Thill and the Registrant

10.21#	Amended and Restated Employment Agreement, dated March 13, 2019, by and between James K. Sims and the Registrant

10.22(5)	Asset Purchase Agreement, dated as of April 7, 2017, by and between the Registrant and MCA Financial Group, Inc. acting as the appointed received for Antenna Plus, LLC.

10.23(6)	Second Amended and Restated Loan and Security Agreement, dated January 31, 2018, by and between Silicon Valley Bank and the Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2018.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2017.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2018.
#	Indicates management contract or compensatory plan.
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

69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIGAIN, INC.

/s/ James K. Sims
James K. Sims Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James K. Sims James K. Sims	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2019

/s/ Anil Doradla Anil Doradla	Chief Financial Officer	March 15, 2019

/s/ Tzau-Jin Chung Tzau-Jin Chung	Director	March 15, 2019

/s/ Joan Gillman Joan Gillman	Director	March 15, 2019

/s/ Frances Kordyback Frances Kordyback	Director	March 15, 2019

/s/ Thomas A. Munro Thomas A. Munro	Director	March 15, 2019

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	March 15, 2019

70