Form 10-Q
period 2019-03-31
AIRGAIN INC
filed 2019-05-10
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each classTrading Symbol(s)Name of each exchange on which registered

Common shares, par value $0.0001 per shareAIRGNasdaq

As of April 29, 2019, the registrant had 10,061,522 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Unaudited Condensed Balance Sheets

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$11,747,420	$13,620,656
Short term investments	21,137,627	20,168,981
Trade accounts receivable	7,980,631	7,013,220
Inventory	1,283,060	1,351,104
Prepaid expenses and other current assets	916,126	931,254
Total current assets	43,064,864	43,085,215
Property and equipment, net	1,382,329	1,400,591
Goodwill	3,700,447	3,700,447
Customer relationships, net	3,472,168	3,592,918
Intangible assets, net	815,792	858,805
Other assets	207,449	269,136
Total assets	$52,643,049	$52,907,112
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,640,622	$4,136,943
Accrued bonus	463,143	2,075,526
Accrued liabilities	1,198,030	1,217,019
Current portion of deferred rent obligation under operating lease	81,332	81,332
Total current liabilities	6,383,127	7,510,820
Deferred tax liability	43,211	37,577
Deferred rent obligation under operating lease	170,941	211,383
Total liabilities	6,597,279	7,759,780
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 10,036,442 and 9,958,448 shares issued at March 31, 2019 and December 31, 2018, respectively, and 9,664,778 and 9,601,134 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,003	995
Additional paid in capital	94,328,206	93,583,069
Treasury stock, at cost: 371,664 shares and 357,314 shares at March 31, 2019 and December 31, 2018, respectively	(3,624,808)	(3,431,530)
Accumulated other comprehensive loss	(1,013)	(11,141)
Accumulated deficit	(44,657,618)	(44,994,061)
Total stockholders’ equity	46,045,770	45,147,332
Commitments and contingencies (note 12)	—	—
Total liabilities and stockholders’ equity	$52,643,049	$52,907,112

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Operations

	Three Months Ended March 31,
	2019	2018
Sales	$15,107,890	$13,305,098
Cost of goods sold	8,322,428	7,110,927
Gross profit	6,785,462	6,194,171
Operating expenses:
Research and development	2,338,324	2,269,114
Sales and marketing	2,274,065	2,884,386
General and administrative	1,994,671	2,204,340
Total operating expenses	6,607,060	7,357,840
Income (loss) from operations	178,402	(1,163,669)
Other expense (income):
Interest income	(188,005)	(110,431)
Interest expense	600	13,904
Total other income	(187,405)	(96,527)
Income (loss) before income taxes	365,807	(1,067,142)
Provision for income taxes	29,364	38,649
Net income (loss)	$336,443	$(1,105,791)
Net income (loss) per share:
Basic	$0.03	$(0.12)
Diluted	$0.03	$(0.12)
Weighted average shares used in calculating income (loss) per share:
Basic	9,625,678	9,479,742
Diluted	9,961,048	9,479,742

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$336,443	$(1,105,791)
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	10,128	(4,136)
Total comprehensive income (loss)	$346,571	$(1,109,927)

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2017	9,481,992	$961	$89,907,766	$(1,257,100)	$(16,907)	$(42,409,741)	$46,224,979
Stock-based compensation	-	-	358,896	-	-	-	358,896
Exercise of stock options	52,970	5	103,700	-	-	-	103,705
Common stock repurchases	(86,168)	-	-	(779,913)	-	-	(779,913)
Unrealized gain on available-for-sale securities, net of deferred taxes	-	-	-	-	(4,136)	-	(4,136)
Net income	-	-	-	-	-	(1,105,791)	(1,105,791)
Balance at March 31, 2018	9,448,794	$966	$90,370,362	$(2,037,013)	$(21,043)	$(43,515,532)	$44,797,740

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance at December 31, 2018	9,601,134	$995	$93,583,069	$(3,431,530)	$(11,141)	$(44,994,061)	$45,147,332
Stock-based compensation	—	—	514,266	—	—	—	514,266
Exercise of stock options	77,994	8	230,871	—	—	—	230,879
Common stock repurchases	(14,350)	—	—	(193,278)	—	—	(193,278)
Unrealized gain on available-for-sale securities, net of deferred taxes	—	—	—	—	10,128	—	10,128
Net income	—	—	—	—	—	336,443	336,443
Balance at March 31, 2019	9,664,778	$1,003	$94,328,206	$(3,624,808)	$(1,013)	$(44,657,618)	$46,045,770

See accompanying notes to unaudited condensed financial statements.

Airgain, Inc.

Unaudited Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$336,443	$(1,105,791)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	177,388	121,417
Amortization	163,763	169,346
Amortization of discounts on investments, net	(81,770)	(8,280)
Stock-based compensation	514,266	358,896
Deferred tax liability	5,634	2,592
Changes in operating assets and liabilities:
Trade accounts receivable	(967,411)	238,085
Inventory	68,044	222,869
Prepaid expenses and other assets	76,815	(510,637)
Accounts payable	503,679	246,723
Accrued bonus	(1,612,383)	(1,505,593)
Accrued liabilities	(18,989)	(40,555)
Deferred obligation under operating lease	(40,442)	(15,678)
Net cash used in operating activities	(874,963)	(1,826,606)
Cash flows from investing activities:
Purchases of available-for-sale securities	(10,461,995)	(3,724,200)
Maturities of available-for-sale securities	9,585,247	7,500,000
Purchases of property and equipment	(159,126)	(503,214)
Net cash provided by (used in) investing activities	(1,035,874)	3,272,586
Cash flows from financing activities:
Repayment of notes payable	—	(333,333)
Common stock repurchases	(193,278)	(779,913)
Proceeds from exercise of stock options	230,879	103,705
Net cash provided by (used in) financing activities	37,601	(1,009,541)
Net increase (decrease) in cash and cash equivalents	(1,873,236)	436,439
Cash and cash equivalents, beginning of period	13,620,656	15,026,068
Cash and cash equivalents, end of period	$11,747,420	$15,462,507
Supplemental disclosure of cash flow information
Interest paid	$600	$15,340
Taxes paid	$20,894	$7,409

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, from which the balance sheet information herein was derived.

The unaudited condensed balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited condensed statements of operations for the three months ended March 31, 2019 and March 31, 2018, and the balance sheet data as of March 31, 2019 have been prepared on the same basis as the audited financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019 or for any future period.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments.

Fair value measurements are market-based measurements, not entity-specific measurements. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. The Company follows a three-

level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below:

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

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities.  The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date.  All short-term investments are classified as available-for-sale securities as of March 31, 2019 and are recorded at estimated fair value.  Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains and losses are included in other income in the unaudited condensed statements of operations.  The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point.  In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place.  The Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet. The Company manufactures its products at its facility located in Scottsdale, Arizona.

Inventory is stated at the lower of cost or net realizable value.  For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method.  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of March 31, 2019, the Company’s inventories consist primarily of raw materials.  Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.  As of March 31, 2019, there is no provision for excess and obsolete inventories.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gain (loss) on available-for-sale securities, net of deferred taxes.  Accumulated other comprehensive loss on the unaudited condensed balance sheet at March 31, 2019 includes unrealized gains and losses on the Company’s available-for-sale securities.

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2019, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted.   The Company adopted this pronouncement during the year ended  December 31, 2018 on a prospective basis.  The impact on the financial statements are immaterial.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to Disclosure for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements.  ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  Early adoption is permitted.  The Company adopted this pronouncement during the year ended December 31, 2018 on a prospective basis.  The impact on the financial statements are immaterial.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019.  We will adopt the new guidance in 2019 using the modified retrospective approach. We have determined that the new guidance will result in a change to the timing of revenue recognition for certain of our products from a “point in time” upon physical delivery to an “over time” model. We are in the process of finalizing the new accounting policies, processes, and internal controls necessary to support the requirements of Topic 606 and are still evaluating the full impact the standard will have on our financial reporting.

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

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. The Company calculates diluted income (loss) per common share using the treasury stock method and the as-if-converted method, as applicable.

The following table presents the computation of net income (loss) per share:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$336,443	$(1,105,791)
Denominator:
Weighted average common shares outstanding - basic	9,625,678	9,479,742
Plus dilutive effect of potential common shares	335,370	—
Weighted average common shares outstanding - diluted	9,961,048	9,479,742
Net income (loss) per share:
Basic	$0.03	$(0.12)
Diluted	$0.03	$(0.12)

Diluted weighted average common shares outstanding for the three months ended March 31, 2019, includes 335,370 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	Three Months Ended March 31,
	2019	2018
Employee stock options	468,104	1,159,062
Warrants outstanding	51,003	51,003
Total	519,107	1,210,065

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,979,962	$—	$—	$3,979,962	$3,979,962	$—

Level 1 (1):
Money market funds	4,766,828	—	—	4,766,828	4,766,828	—
U.S. treasury securities	4,976,466	1,209	—	4,977,675	—	4,977,675
Subtotal	9,743,294	1,209	—	9,744,503	4,766,828	4,977,675
Level 2 (2):
Commercial paper	8,065,664	—	—	8,065,664	—	8,065,664
Corporate debt obligations	3,701,311	616	(143)	3,701,784	—	3,701,784
Repurchase agreements	3,000,630	—	—	3,000,630	3,000,630	—
Asset-backed securities	4,390,774	2,092	(362)	4,392,504	—	4,392,504
Subtotal	19,158,379	2,708	(505)	19,160,582	3,000,630	16,159,952

Total	$32,881,635	$3,917	$(505)	$32,885,047	$11,747,420	$21,137,627

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,043,800	$—	$—	$3,043,800	$3,043,800	$—

Level 1 (1):
Money market funds	5,481,647	—	—	5,481,647	5,481,647	—
U.S. treasury securities	1,987,794	—	(164)	1,987,630	—	1,987,630
Subtotal	7,469,441	—	(164)	7,469,277	5,481,647	1,987,630
Level 2 (2):
Commercial paper	10,639,390	—	—	10,639,390	2,094,983	8,544,407
Corporate debt obligations	5,963,913	—	(6,678)	5,957,235	—	5,957,235
Repurchase agreements	3,000,226	—	—	3,000,226	3,000,226	—
Asset-backed securities	3,682,413	250	(2,954)	3,679,709	—	3,679,709
Subtotal	23,285,942	250	(9,632)	23,276,560	5,095,209	18,181,351

Total	$33,799,183	$250	$(9,796)	$33,789,637	$13,620,656	$20,168,981

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
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

The following table presents the Company’s short-term investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019:

	Less Than 12 Months
Description of Securities	Estimated Fair Value	Unrealized Losses

Corporate debt obligations	$1,492,290	$(143)
Asset-backed securities	749,732	(362)
Total	$2,242,022	$(505)

The Company considers the declines in market value of its short-term investments to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.  As of March 31, 2019, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of March 31, 2019 are as follows:

Estimated Fair Value
Due within one year	$21,137,627
Total	$21,137,627

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to five years for all other property and equipment.  Property and equipment consist of the following:

	March 31,	December 31,
	2019	2018
Lab equipment	$2,645,160	$2,503,086
Computer equipment	130,300	113,248
Computer software	193,694	193,694
Furniture and fixtures	266,960	266,960
Tenant improvements	894,304	894,304
Other office equipment	126,099	126,099
	4,256,517	4,097,391
Less accumulated depreciation	(2,874,188)	(2,696,800)
	$1,382,329	$1,400,591

Depreciation expense was $177,388 and $121,417 for the three months ended March 31, 2019 and 2018, respectively.

Note 6. Intangible Assets

The following is a summary of the Company’s acquired intangible assets:

	March 31, 2019
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$1,357,832	$3,472,168
Developed technologies	9	1,080,000	307,541	772,459
Tradename	3	120,000	76,667	43,333
Total intangible assets, net		$6,030,000	$1,742,040	$4,287,960

	December 31, 2018
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	10	$4,830,000	$1,237,082	$3,592,918
Developed technologies	9	1,080,000	274,528	805,472
Tradename	3	120,000	66,667	53,333
Total intangible assets, net		$6,030,000	$1,578,277	$4,451,723

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $163,763 and $169,346 for the three months ended March 31, 2019 and 2018, respectively.

Estimated Future Amortization
2019 (remaining nine months)	$491,289
2020	628,385
2021	597,701
2022	563,000
2023	563,000
Thereafter	1,444,585
Total	$4,287,960

Note 7. Notes Payable and Line of Credit

In December 2015, the Company amended its amended and restated loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The term loan required 36 monthly installments of interest and principal. The loan matured on December 1, 2018, and is no longer outstanding. The interest rate was fixed at 5.0%.

In January 2018, the Company entered into a second amended and restated loan and security agreement (the Amended Loan Agreement) with Silicon Valley Bank.  The Amended Loan Agreement modified the amended and restated loan and security agreement to, among other things, increase the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million. It also removed a minimum EBITDA requirement previously applicable to the line of credit and former term loan and maintained the liquidity ratio financial covenant such that the Company must maintain a ratio of cash and cash equivalents plus accounts receivable outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00. The Amended Loan Agreement also set a borrowing base limit of 80% of the aggregate face amount of all eligible receivables. No balance was owed on the line of credit as of March 31, 2019 and December 31, 2018.

The Company will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (5.5% as of March 31, 2019) (or, if unavailable, the Silicon Valley Bank prime rate) on a monthly basis, so long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00.  If this liquidity ratio is not met, the Company will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (5.5% as of March 31, 2019) (or, if unavailable the Silicon Valley Bank prime rate) on a monthly basis.  Prior to the amendment in January 2018, the revolving line of credit bore interest rate at the U.S. prime rate plus 1.25%.  The revolving line of credit matures on January 31, 2020.

Silicon Valley Bank maintains a first security interest over the Company’s assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to the Company and any of its subsidiaries.

The Company was in compliance with its financial covenants in the Amended Loan Agreement as of March 31, 2019.

Note 8. Treasury Stock

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

During the three months ended March 31, 2019 the Company repurchased 14,350 shares of its common stock  .  These shares were repurchased at an average price per share of $13.44, for a total cost of $193,278. As of March 31, 2019, the Company has repurchased a total of $3.6 million in common stock under the share repurchase program.

Note 9. Income Taxes

The Company’s effective income tax rate was 8.03% and (3.62)% for the three months ended March 31, 2019 and 2018, respectively.  The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2019 and 2018 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) Topic 740.  The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At March 31, 2019 and December 31, 2018, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 10. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at March 31, 2019 and December 31, 2018:

	March 31, 2019 (1)		December 31, 2018 (1)
Warrants issued and outstanding	51,003		51,003
Stock option awards issued and outstanding	1,660,649		1,407,049
Authorized for grants under the 2016 Equity Incentive Plan	420,464	(2)	463,491
Authorized for grants under the 2016 Employee Stock Purchase Plan	100,000		100,000
	2,232,116		2,021,543

(1)	Treasury stock in the amount of 371,664 and 357,314 as of March 31, 2019 and December 31, 2018, respectively, are excluded from the table above.
(2)	On January 1, 2019, the number of authorized shares in the 2016 Equity Incentive Plan increased by 384,045 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.

Note 11. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balance at December 31, 2018	1,407,049	$8.73	8.1
Granted	395,485	11.39	9.5
Exercised	(77,994)	2.96	4.5
Expired/Forfeited	(63,891)	11.19	0.1
Balance at March 31, 2019	1,660,649	$9.54	8.3
Vested and exercisable at March 31, 2019	645,179	$7.97	7.2
Vested and expected to vest at March 31, 2019	1,660,649	$9.54	8.3

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 and for the year ended December 31, 2018 was $4.00 and $3.97, respectively. For fully vested stock options, the aggregate intrinsic value as of March 31, 2019 and December 31, 2018 was $3,431,528 and $2,485,258, respectively. For stock options expected to vest, the aggregate intrinsic value as of March 31, 2019 and December 31, 2018 was $2,594,538 and $993,372, respectively.

At March 31, 2019 and December 31, 2018, there was $4,848,962 and $2,781,062, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next three years and is based on the date the options were granted.

During the three months ended March 31, 2019, the Company granted 95,478 Restricted Stock Units (RSUs) at a weighted average grant date fair value of $11.35 per share. No RSUs vested during the three months ended March 31, 2019. As of March 31, 2019, the Company has 99,440 RSUs outstanding at a weighted average grant date fair value of $11.41 per share and a weighted average remaining contractual term of 3.7 years. As of March 31, 2019, there was $1,081,000 of total unrecognized compensation cost related to unvested RSUs.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 12. Commitments and Contingencies

(a) Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego County, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $235,282 and $232,947 for the three months ended March 31, 2019 and 2018, respectively. The longest lease expires in June 2024. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at March 31, 2019 were as follows:

Year ending:
2019 (remaining nine months)	$781,489
2020	724,744
2021	322,959
2022	104,157
2023	71,897
2024	30,217
$2,035,463

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

Note 13. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three months ended March 31, 2019 and 2018 and customers that accounted for 10% or more of total trade accounts receivable at March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Percentage of net revenue
Customer A	42%	30%
Customer B	10	8

	As of March 31,
	2019	2018
Percentage of gross trade accounts receivable
Customer A	43%	22%
Customer B	11	6
Customer C	0	11

(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended March 31,
	2019	2018
Percentage of net revenue
China	71%	64%
Other Asia	7	8
North America	19	22
Europe	3	6

Although the Company ships the majority of antennas to its customers in China (primarily Original Design Manufacturers and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three months ended March 31, 2019 and 2018, primarily all of the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Arizona.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Within the Consumer market, our antennas are deployed in a large and growing market of devices that include consumer access points, wireless gateways, Wi-Fi Mesh systems, smart TVs, smart home devices, and set-top boxes, and support an array of technologies, that include wireless local area networking, or WLAN, Wi-Fi, LTE, 5G and low power wide area networking, or LPWAN.

Within the Enterprise market, our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, small cells, and remote radio heads in high-density environments such as buildings, campuses, terminals and stadiums. Furthermore, within the enterprise market we support an array of technologies, including WiFi, LTE, 5G and LPWAN.

In the Automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment. The majority of our revenues are currently derived from fleet and aftermarket sales and support a variety of technologies that include WiFi, 3G, LTE, Satellite and LPWAN. Going forward, our strategy is to augment our current sales in the automotive aftermarket with design wins and sales into the automotive Original Equipment Manufacturers, or OEM, and in 2018 we announced two design wins with automotive OEMs.

Our design teams partner with customers from the early stages of antenna prototyping to device throughput testing to facilitate optimal performance and quick time to market.  Our capabilities include design, custom engineering support, integration, and over-the-air, or OTA, testing.  These capabilities have resulted in a strong reputation across the OEM, Original Design Manufacturers, or ODM, and chipset manufacturer ecosystem.  Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading Wi-Fi chipset vendors, OEMs, ODMs, chipset manufacturers and service providers rely on these reference designs and our engineering skills to deliver superior throughput performance.  We view our relationship with OEM, ODM, chipset manufacturers and service providers as an important attribute to our long-term strategy and success.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation, bonuses and commissions earned by our inside sales representatives and third-party sales representative firms. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expenses to increase in future periods as we continue to invest in our growth opportunities, although our sales and marketing expense may fluctuate as a percentage of total sales.

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

	Three Months Ended March 31,
	2019	2018
	(calculated as a percentage of associated sales)
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	55.1	53.4
Gross profit	44.9	46.6
Operating expenses:
Research and development	15.5	17.1
Sales and marketing	15.1	21.7
General and administrative	13.2	16.6
Total operating expenses	43.8	55.3
Income (loss) from operations	1.1	(8.7)
Other income	(1.2)	(0.7)
Income (loss) before income taxes	2.3	(8.0)
Provision for income taxes	0.2	0.3
Net income (loss)	2.1%	(8.3)%

Comparison of the three months ended March 31, 2019 and 2018

Sales

	Three Months Ended March 31,
	2019	2018	Increase	% Change

Sales	$15,107,890	$13,305,098	$1,802,792	13.5%

The increase in sales of $1.8 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily driven by an increase in demand and a ramp up in existing programs and contributions from new designs, primarily within the Consumer and Enterprise markets.

Cost of Goods Sold

	Three Months Ended March 31,
	2019	2018	Increase	% Change

Cost of goods sold	$8,322,428	$7,110,927	$1,211,501	17.0%

The increase in cost of goods sold of $1.2 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in costs of goods sold within the Consumer and Enterprise markets.

Gross Profit

	Three Months Ended March 31,
	2019	2018	Increase	% Change

Gross profit	$6,785,462	$6,194,171	$591,291	9.5%
Gross profit (percentage of sales)	44.9%	46.6%		-1.7%

Gross profit as a percentage of sales decreased 1.7% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 and was primarily driven by a shift in the sales mix.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)	% Change

Operating Expenses
Research and development	$2,338,324	$2,269,114	$69,210	3.1%
Sales and marketing	2,274,065	2,884,386	(610,321)	-21.2%
General and administrative	1,994,671	2,204,340	(209,669)	-9.5%
Total	$6,607,060	$7,357,840	$(750,780)	-10.2%

Research and Development

Research and development expense increased $0.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The increase was primarily due to an increase in personnel-related expenses.

Sales and Marketing

Sales and marketing expense decreased $0.6 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The decrease was primarily due to the termination of certain marketing activities and reduced tradeshow spending.

General and Administrative

General and administrative expense decreased $0.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to decrease in personnel-related expenses.

Other Income

	Three Months Ended March 31,
	2019	2018	Decrease	% Change
Other expense (income):
Interest income	$(188,005)	$(110,431)	$(77,574)	70.2%
Interest expense	600	13,904	(13,304)	-95.7%
Total	$(187,405)	$(96,527)	$(90,878)	94.1%

Other income increased $0.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  The increase was primarily due to an increase in interest income from investments along with a decrease in interest expense due the maturity of the Company’s term loan on December 31, 2018.

Liquidity and Capital Resources

We had cash and cash equivalents of $11.7 million and $21.1 million in short-term investments at March 31, 2019.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $44.6 million at March 31, 2019.

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

As of March 31, 2019, we had no amount outstanding under a term loan pursuant to our second amended and restated loan and security agreement with Silicon Valley Bank, or the Amended Loan Agreement. In addition, under our Amended Loan Agreement, we have a revolving line of credit with a borrowing capacity up to $10.0 million. As of March 31, 2019, there was no balance owed on the line of credit.

In December 2015, we amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan requires 36 monthly installments of interest and principal and matured on December 1, 2018.   The interest rate of the additional term loan was fixed at 5.0%. As of March 31, 2019, no amount  was outstanding on this additional term loan .

On January 31, 2018, we entered into the Amended Loan Agreement with Silicon Valley Bank.  The Amended Loan Agreement amends and restates the terms of our amended and restated loan and security agreement with Silicon Valley Bank.  The agreement, among other things, increased the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modifies certain existing financial covenants.  Under the Amended Loan Agreement, we may borrow up to $10.0 million under the line of credit, subject to a borrowing base limit of 80% of the aggregate face amount of all eligible receivables.  The Amended Loan Agreement removed a minimum EBITDA requirement previously applicable to the line of credit and former term loan and maintained the liquidity ratio financial covenant such that we must maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00.  We will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (or, if unavailable, the SVB prime rate) on a monthly basis, so long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00.  If this liquidity ratio is not met, we will be subject to a minimum interest charge of $3,000 per month.  If this and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (or if unavailable, the SVB prime rate) on a monthly basis.  The revolving line of credit matures on January 31, 2020.

Silicon Valley Bank maintains a first security interest over our assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million of shares of our common stock over the twelve month period following the establishment of the program.  The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized and issued shares of common stock. On August 7, 2018, our board of directors approved an extension to the existing share repurchase program for an additional twelve-month period ending August 14, 2019. During the three months ended March 31, 2019, we repurchased 14,350 shares of common stock under the repurchase program.  These shares were repurchased at an average price per share of $13.44, for a total cost of $193,278.

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

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(874,963)	$(1,826,606)
Net cash provided by (used in) investing activities	(1,035,874)	3,272,586
Net cash provided by (used in) financing activities	37,601	(1,009,541)
Net increase (decrease) in cash and cash equivalents	$(1,873,236)	$436,439

Net cash used in operating activities.  Net cash used in operating activities was $0.9 million for the three months ended March 31, 2019. This was primarily driven by a $2.0 million change in operating assets and liabilities offset by non-cash operating expenses of $0.7 million and net income of $0.4 million.

Net cash provided by (used in) investing activities.  Net cash used in investing activities was $1.0 million for the three months ended March 31, 2019.  This was driven by $10.5 million in purchases of available-for-sale securities offset by $9.6 million in maturities of available-for-sale securities and $0.2 million in purchases of property and equipment.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $0.04 million for the three months ended March 31, 2019 and resulted from $0.23 million of proceeds of stock option exercises offset by $0.19 million of common stock repurchases.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three months ended March 31, 2019 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than as set forth in Note 2 to the unaudited condensed financial statements included in this quarterly report.

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

At March 31, 2019, our undrawn revolving credit facility under our Amended Loan Agreement with Silicon Valley Bank bears interest at the Wall Street Journal Prime rate (5.5% as of March 31, 2019) plus 1.00%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the Wall Street Journal prime rate.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors as previously reported.  In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.  The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchase of our common stock made by us in the three months ended March 31, 2019:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
January 1, 2019 to January 31, 2019	—	$—	357,314	$3,568,470
February 1, 2019 to February 28, 2019	—	—	357,314	3,568,470
March 1, 2019 to March 31, 2019	14,350	13.44	371,664	3,375,192
(1)

On August 14, 2017, our board of directors authorized the repurchase over the following twelve months of issued and outstanding shares of our common stock having an aggregate value of up to $7.0 million pursuant to a repurchase program.  On August 7, 2018, our board of directors extended the previously approved authorization to repurchase shares of our common stock for an additional twelve months to August 14, 2019.  As of March 31, 2019, we have repurchased shares of common stock having an aggregate value of $3.6 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

10. 1(4)	Amended and Restated Employment Agreement, dated January 16, 2019, by and between Jacob Suen and the Registrant

10. 2(4)	Amended and Restated Employment Agreement dated January 16, 2019 by and between Anil Doradla and the Registrant

10. 3(4)	Amended and Restated Employment Agreement dated January 16, 2019 by and between Kevin Thill and the Registrant

10. 4(4)	Amended and Restated Employment Agreement dated March 13, 2019 by and between James K. Sims and the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2019.
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

AIRGAIN, INC.

Date: May 9, 2019	/s/ James K. Sims
James K. Sims Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: May 9, 2019	/s/ Anil Doradla
Anil Doradla Chief Financial Officer and Secretary (principal financial and accounting officer)