Form 10-Q
period 2019-06-30
AIRGAIN INC
filed 2019-08-08
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission file number: 001-37851

AIRGAIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4523882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 150 San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

(760) 579-0200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $0.0001 per share	AIRG	Nasdaq

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

As of August 5, 2019, the registrant had 9,715,245 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$13,641	$13,621
Short term investments	20,572	20,169
Trade accounts receivable	9,722	7,013
Inventory	1,095	1,351
Prepaid expenses and other current assets	1,012	931
Total current assets	46,042	43,085
Property and equipment, net	1,707	1,401
Goodwill	3,700	3,700
Customer relationships, net	3,351	3,593
Intangible assets, net	773	859
Other assets	229	269
Total assets	$55,802	$52,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,537	$4,137
Accrued bonus	908	2,076
Accrued liabilities	1,494	1,217
Current portion of deferred rent obligation under operating lease	71	81
Total current liabilities	8,010	7,511
Deferred tax liability	30	38
Deferred rent obligation under operating lease	142	211
Total liabilities	8,182	7,760
Stockholders’ equity:
Common shares, par value $0.0001, 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 10,086,909 and 9,958,448 shares issued at June 30, 2019 and December 31, 2018, respectively, and 9,715,245 and 9,601,134 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid in capital	95,228	93,583
Treasury stock, at cost: 371,664 shares and 357,314 shares at June 30, 2019 and December 31, 2018, respectively	(3,625)	(3,432)
Accumulated other comprehensive income (loss)	12	(11)
Accumulated deficit	(43,996)	(44,994)
Total stockholders’ equity	47,620	45,147
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$55,802	$52,907

See accompanying notes.

Airgain, Inc.

Condensed Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$14,462	$14,972	$29,570	$28,277
Cost of goods sold	7,777	8,370	16,100	15,481
Gross profit	6,685	6,602	13,470	12,796
Operating expenses:
Research and development	2,203	2,418	4,541	4,688
Sales and marketing	2,229	4,095	4,503	6,979
General and administrative	1,757	3,738	3,752	5,942
Total operating expenses	6,189	10,251	12,796	17,609
Income (loss) from operations	496	(3,649)	674	(4,813)
Other expense (income):
Interest income	(189)	(129)	(377)	(239)
Gain on deferred purchase price liability	—	(389)	—	(389)
Interest expense	—	10	1	24
Total other income	(189)	(508)	(376)	(604)
Income (loss) before income taxes	685	(3,141)	1,050	(4,209)
Provision for income taxes	23	49	52	87
Net income (loss)	$662	$(3,190)	$998	$(4,296)
Net income (loss) per share:
Basic	$0.07	$(0.34)	$0.10	$(0.45)
Diluted	$0.07	$(0.34)	$0.10	$(0.45)
Weighted average shares used in calculating income (loss) per share:
Basic	9,696,876	9,439,025	9,661,474	9,459,272
Diluted	10,127,719	9,439,025	10,071,300	9,459,272

See accompanying notes.

Airgain, Inc.

Condensed Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$662	$(3,190)	$998	$(4,296)
Unrealized gain on available-for-sale securities, net of deferred taxes	13	11	23	7
Total comprehensive income (loss)	$675	$(3,179)	$1,021	$(4,289)

See accompanying notes.

Airgain, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balance	$46,045	$44,798	$45,147	$46,225

Common stock:
Balance at beginning of period	1	1	1	1
Stock-based compensation	—	—	—	—
Exercise of stock options	—	—	—	—
Balance at end of period	1	1	1	1

Additional paid-in capital:
Balance at beginning of period	94,328	90,370	93,583	89,907
Stock-based compensation	542	1,769	1,056	2,128
Exercise of stock options	358	196	589	300
Balance at end of period	95,228	92,335	95,228	92,335

Treasury stock:
Balance at beginning of period	(3,625)	(2,037)	(3,432)	(1,257)
Common stock repurchases	-	(543)	(193)	(1,323)
Balance at end of period	(3,625)	(2,580)	(3,625)	(2,580)

Accumulated other comprehensive income (loss):
Balance at beginning of period	(1)	(21)	(11)	(17)
Unrealized gain on available-for-sale securities, net of deferred taxes	13	11	23	7
Balance at end of period	12	(10)	12	(10)

Accumulated deficit:
Balance at beginning of period	(44,658)	(43,515)	(44,994)	(42,409)
Net income (loss)	662	(3,190)	998	(4,296)
Balance at end of period	(43,996)	(46,705)	(43,996)	(46,705)

Total stockholders' equity, ending balance	$47,620	$43,041	$47,620	$43,041

See accompanying notes.

Airgain, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$998	$(4,296)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	268	266
Amortization	328	338
Amortization of discounts on investments, net	(185)	(53)
Stock-based compensation	1,056	2,128
Deferred tax liability	(8)	19
Gain on deferred purchase price liability	—	(389)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,709)	1,201
Inventory	256	(52)
Prepaid expenses and other assets	(41)	(17)
Accounts payable	1,231	132
Accrued bonus	(1,168)	(726)
Accrued liabilities	277	(78)
Deferred obligation under operating lease	(79)	(52)
Net cash provided by (used in) operating activities	224	(1,579)
Cash flows from investing activities:
Purchases of available-for-sale securities	(21,065)	(12,650)
Maturities of available-for-sale securities	20,870	15,180
Purchases of property and equipment	(405)	(653)
Net cash provided by (used in) investing activities	(600)	1,877
Cash flows from financing activities:
Repayment of notes payable	—	(667)
Payment on deferred purchase price liability	—	(375)
Common stock repurchases	(193)	(1,323)
Proceeds from exercise of stock options	589	300
Net cash provided by (used in) financing activities	396	(2,065)
Net increase (decrease) in cash and cash equivalents	20	(1,767)
Cash and cash equivalents, beginning of period	13,621	15,026
Cash and cash equivalents, end of period	$13,641	$13,259
Supplemental disclosure of cash flow information:
Interest paid	$—	$27
Taxes paid	$46	$18
Supplemental disclosure of non-cash investing and financing activities:
Accrual of property and equipment	$169	$—

See accompanying notes.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Basis of Presentation

Business Description

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995 and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of markets, including consumer, enterprise and automotive. The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide. The Company’s headquarters is in San Diego, California with office space and research, design and test facilities in the United States, United Kingdom, and China.

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

The unaudited condensed statements of operations for the three and six months ended June 30, 2019 and 2018, and the balance sheet data as of June 30, 2019 have been prepared on the same basis as the audited financial statements.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements

Fair Value Measurements

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

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities.  The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date.  All short-term investments are classified as available-for-sale securities as of June 30, 2019 and are recorded at estimated fair value.  Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains and losses are included in other income, in the unaudited condensed statements of operations.  The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired.  Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point.  In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place.  The Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet. The Company also manufactures certain of its products at its facility located in Scottsdale, Arizona.

Inventory is stated at the lower of cost or net realizable value.  For items manufactured by the Company, cost is determined using the weighted average cost method.  For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method.  Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.  As of June 30, 2019, the Company’s inventories consist primarily of raw materials.  Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.  As of June 30, 2019, there is no provision for excess and obsolete inventories.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Accumulated other comprehensive income (loss) on the unaudited condensed balance sheet at June 30, 2019 includes unrealized gains and losses on the Company’s available-for-sale securities.

Note 2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2019, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers.  The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. The Company will adopt the new guidance for the annual period ended December 31, 2019, using the modified retrospective approach. The Company is in the process of finalizing the new accounting policies, processes, and internal controls necessary to support the requirements of Topic 606 and is still evaluating the full impact the standard will have on its financial reporting.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 which requires a hypothetical purchase price allocation and may require the services of valuation experts. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company in annual periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined whether it will early adopt ASU 2017-04 and is evaluating the impact the standard will have on its ongoing financial reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and interim periods within the fiscal year beginning after December 15, 2021, using a modified retrospective adoption method. The Company continues to evaluate the impact of the standard on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326), Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option for eligible instruments. The effective date and transition methodology for this standard are the same as in ASU 2016-13.

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

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following table presents the computation of net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) (in thousands)	$662	$(3,190)	$998	$(4,296)
Denominator:
Weighted average common shares outstanding - basic	9,696,876	9,439,025	9,661,474	9,459,272
Plus dilutive effect of potential common shares	430,843	—	409,826	—
Weighted average common shares outstanding - diluted	10,127,719	9,439,025	10,071,300	9,459,272
Net income (loss) per share:
Basic	$0.07	$(0.34)	$0.10	$(0.45)
Diluted	$0.07	$(0.34)	$0.10	$(0.45)

Diluted weighted average common shares outstanding for the three months ended June 30, 2019 includes 8,528 warrants and 422,315 options outstanding. Diluted weighted average common shares outstanding for the six months ended June 30, 2019 includes 4,614 warrants and 405,212 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee stock options	67,104	1,152,520	257,981	1,349,833
Warrants outstanding	—	51,003	—	51,003
Total	67,104	1,203,523	257,981	1,400,836

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$2,564	$—	$—	$2,564	$2,564	$—

Level 1 (1):
Money market funds	6,528	—	—	6,528	6,528	—
U.S. treasury securities	4,990	6	—	4,996	—	4,996
Subtotal	11,518	6	—	11,524	6,528	4,996
Level 2 (2):
Commercial paper	9,678	—	—	9,678	1,548	8,130
Corporate debt obligations	3,038	4	—	3,042	—	3,042
Repurchase agreements	3,001	—	—	3,001	3,001	—
Asset-backed securities	4,401	3	—	4,404	—	4,404
Subtotal	20,118	7	—	20,125	4,549	15,576

Total	$34,200	$13	—	$34,213	$13,641	$20,572

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,044	$—	$—	$3,044	$3,044	$—

Level 1 (1):
Money market funds	5,482	—	—	5,482	5,482	—
U.S. treasury securities	1,988	—	—	1,988	—	1,988
Subtotal	7,470	—	—	7,470	5,482	1,988
Level 2 (2):
Commercial paper	10,639	—	—	10,639	2,095	8,544
Corporate debt obligations	5,964	—	(7)	5,957	—	5,957
Repurchase agreements	3,000	—	—	3,000	3,000	—
Asset-backed securities	3,682	—	(2)	3,680	—	3,680
Subtotal	23,285	—	(9)	23,276	5,095	18,181

Total	$33,799	—	$(9)	$33,790	$13,621	$20,169
(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
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

The Company typically invests in highly rated securities, and its investment policy limits the amount of credit exposure to any one issuer.  The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.

The Company considers the declines in market value of its short-term investments to be temporary in nature.  Fair values were determined for each individual security in the investment portfolio.  When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.  As of June 30, 2019, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of June 30, 2019 are as follows (in thousands):

Estimated Fair Value
Due within one year	$20,572

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to fifteen years for all other property and equipment.  Property and equipment consist of the following (in thousands):

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	June 30, 2019	December 31, 2018
Lab equipment	$2,953	$2,503
Computer equipment	172	113
Computer software	240	194
Furniture and fixtures	281	267
Tenant improvements	900	895
Other office equipment	126	126
	4,672	4,098
Less accumulated depreciation	(2,965)	(2,697)
	$1,707	$1,401

Depreciation expense was $91,000 and $145,000 for the three months ended June 30, 2019 and 2018, respectively, and $268,000 and $266,000 for the six months ended June 30, 2019 and 2018, respectively.

Note 6. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
June 30, 2019
Customer relationships	10	$4,830	$1,479	$3,351
Developed technologies	9	1,080	341	739
Tradename	3	120	86	34
Total intangible assets, net		$6,030	$1,906	$4,124

December 31, 2018
Customer relationships	10	$4,830	$1,237	$3,593
Developed technologies	9	1,080	274	806
Tradename	3	120	67	53
Total intangible assets, net		$6,030	$1,578	$4,452

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated Future Amortization
2019 (remaining six months)	$(328)
2020	(628)
2021	(598)
2022	(563)
2023	(563)
Thereafter	(1,444)
Total	$(4,124)

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments, among other factors. Amortization expense was $164,000 and $169,000 for the three months ended June 30, 2019 and 2018, respectively, and $328,000 and $338,000 for the six months ended June 30, 2019 and 2018, respectively.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 7. Notes Payable and Line of Credit

In December 2015 the Company amended its amended and restated loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matured on December 1, 2018, The interest rate was fixed at 5.0%.

In January 2018 the Company entered into a second amended and restated loan and security agreement (the Amended Loan Agreement) with Silicon Valley Bank.  The Amended Loan Agreement modified the amended and restated loan and security agreement to, among other things, increase the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million. It also removed a minimum EBITDA requirement previously applicable to the line of credit and former term loan and maintained the liquidity ratio financial covenant such that the Company must maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00. The Amended Loan Agreement also set a borrowing base limit of 80% of the aggregate face amount of all eligible receivables. No balance was owed on the line of credit as of June 30, 2019 and December 31, 2018.

The Company will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (5.5% as of June 30, 2019) (or, if unavailable, the Silicon Valley Bank prime rate) on a monthly basis, so long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00.  If this liquidity ratio is not met, the Company will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (5.5% as of June 30, 2019) (or, if unavailable the Silicon Valley Bank prime rate) on a monthly basis.  Prior to the amendment in January 2018, the revolving line of credit bore interest rate at the U.S. prime rate plus 1.25%.  The revolving line of credit matures on January 31, 2020.

Silicon Valley Bank maintains a first security interest over the Company’s assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to the Company and any of its subsidiaries.

The Company was in compliance with its financial covenants in the Amended Loan Agreement as of June 30, 2019.

Note 8. Treasury Stock

In August 2017, the Company’s Board of Directors (the Board) approved a share repurchase program pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the twelve-month period following the establishment of the program.  The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under the Company’s share repurchase program will be returned to the status of authorized but unissued shares of common stock.  On August 7, 2018, the Board approved an extension to the existing share repurchase program for an additional twelve-month period ending August 14, 2019.

During the three and six months ended June 30, 2019, the Company repurchased 0 and 14,350 shares of common stock, respectively, under the share repurchase program.  These shares were repurchased at an average price per share of $13.44 per share, for a total cost of $193,000.  As of June 30, 2019, the Company has repurchased a total of $3.6 million in common stock under the share repurchase program.

Note 9. Income Taxes

The Company’s effective income tax rate was 4.97% and (2.08)% for the six months ended June 30, 2019 and 2018, respectively. The variance from the U.S. federal statutory tax rate of 21% for each of the six months ended June 30, 2019 and 2018 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) Topic 740.  The Company is required to establish a valuation allowance

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

for any portion of the asset that management concludes is more likely than not to be unrealizable.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.  At June 30, 2019 and December 31, 2018, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 10. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock is reserved for future issuance at(1):

	June 30, 2019		December 31, 2018
Warrants issued and outstanding	51,003		51,003
Stock option awards issued and outstanding	1,553,169		1,407,049
Authorized for grants under the 2016 Equity Incentive Plan	477,477	(2)	463,491
Authorized for grants under the 2016 Employee Stock Purchase Plan	196,011	(3)	100,000
	2,277,660		2,021,543

(1) Treasury stock in the amount of 371,664 and 357,314 as of June 30, 2019 and December 31, 2018, respectively, are excluded from the table above.

(2) On January 1, 2019, the number of authorized shares in the 2016 Equity Incentive Plan increased by 384,045 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.

(3) On January 1, 2019, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 96,011 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

The Company maintains the Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is implemented through consecutive 6-month offering periods commencing on March 1 and September 1 of each year. The first offering period under the ESPP commenced on March 1, 2019.  The purchase price is set at 85% of the fair market value of the Company's common stock on either the first or last trading day of the offering period, whichever is lower, and annual contributions are limited to the lower of 20% of an employee's eligible compensation or such other limits as apply under Section 423 of the Internal Revenue Code for such plans such as the ESPP. The ESPP is intended to qualify as an employee stock purchase plan for purposes of Section 423 of the Internal Revenue Code.

Note 11. Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated:

		Weighted average
	Number of shares	Exercise price	Remaining contractual term (years)
Balance at December 31, 2018	1,407,049	$8.73
Granted	395,485	11.39
Exercised	(128,461)	4.58
Expired/Forfeited	(120,904)	10.89
Balance at June 30, 2019	1,553,169	$9.58	8.1

Vested and exercisable at June 30, 2019	701,862	$8.19	7.1
Vested and expected to vest at June 30, 2019	1,553,169	$9.58	8.1

The weighted average grant date fair value of options granted during the six months ended June 30, 2019 and for the year ended December 31, 2018 was $4.00 and $3.97, respectively. For fully vested stock options, the aggregate intrinsic value as of June 30, 2019

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

and December 31, 2018 was $4,293,000 and $2,485,000, respectively. For stock options expected to vest, the aggregate intrinsic value as of June 30, 2019 and December 31, 2018 was $2,994,000 and $993,000, respectively.

At June 30, 2019 and December 31, 2018, there was $3,255,000 and $2,781,000, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next three years and is based on the date the options were granted.

During the six months ended June 30, 2019, the Company granted 95,478 Restricted Stock Units (RSUs) at a weighted average grant date fair value of $11.35 per share. No RSUs vested during the three and six months ended June 30, 2019. As of June 30, 2019, the Company has 96,605 RSUs outstanding at a weighted average grant date fair value of $11.42 per share and a weighted average remaining contractual term of 2.1 years. As of June 30, 2019, there was $986,000 of total unrecognized compensation cost related to unvested RSUs.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Note 12. Commitments and Contingencies

(a) Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego County, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $255,000 and $234,000 for the three months ended June 30, 2019 and 2018, respectively, and $490,000 and $467,000 for the six months ended June 30, 2019 and 2018, respectively. The longest lease expires in June 2024. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at June 30, 2019 were as follows (in thousands):

Year ending:
2019 (remaining six months)	$539
2020	772
2021	339
2022	104
2023	72
2024	33
$1,859

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

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 13. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and six months ended June 30, 2019 and 2018 and customers that accounted for 10% or more of total trade accounts receivable at June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Percentage of net revenue
Customer A	37%	37%	39%	34%
Customer B	15	7	12	7
Customer C	10	10	6	7

	As of June 30,
	2019	2018
Percentage of gross trade accounts receivable
Customer A	44%	21%
Customer B	15	6
Customer C	8	19
(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Percentage of net revenue
China	75%	76%	73%	70%
Other Asia	3	4	5	6
North America	20	15	19	18
Europe	2	5	3	6

Although the Company ships the majority of antennas to its customers in China (primarily Original Design Manufacturers and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three and six months ended June 30, 2019, primarily all of the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Arizona.

Note 14. Termination Costs

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

In connection with his resignation, Mr. Myers, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $484,000; a lump sum cash payment in the amount of $3,200 covering twelve months of monthly premiums for disability insurance under the Company’s disability insurance plan; a lump sum cash payment in the amount of

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

$20,000 covering certain other employment benefits; the acceleration of all his unvested options for a total of 282,994 shares and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of twelve months following his last day of employment.  In connection with Mr. Myers’ resignation, the Company recognized stock compensation expense of $1.2 million for the three months ended June 30, 2018.  Mr. Myer’s costs were included in general and administrative expense on the unaudited condensed statements of operations for the three and six months ended June 30, 2018. As of June 30, 2019, there were no further amounts owed to Mr.  Myers.

On April 2, 2018, Glenn Selbo, the Company’s Chief Operating Officer, resigned from his position with the Company.  Following his resignation, Mr. Selbo began providing consulting services to the Company.  Mr. Selbo’s outstanding stock options continue to vest during the term of his consulting services.

In connection with his resignation, Mr. Selbo, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $150,000 and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of six months following his last day of employment. Mr. Selbo’s costs were included in sales and marketing expense on the unaudited condensed statements of operations for the three and six months ended June 30, 2018.  As of June 30, 2019, there are no further amounts owed to Mr. Selbo.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Overview

We are a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of markets, including consumer, enterprise and automotive.  Our innovative antenna systems are designed to address key challenges with wireless system performance faced by our customers.  We provide solutions to complex Radio Frequency, or RF, engineering challenges to help improve wireless services that require higher throughput, broad coverage footprint, and carrier grade quality.

The consumer market encompasses a large and growing market of consumers using wireless-enabled devices and our antennas are deployed in consumer access points, wireless gateways, Wi-Fi Mesh systems, smart TVs, smart home devices, and set-top boxes. Our antennas support an array of technologies including wireless local area networking, or WLAN, Wi-Fi, LTE, 5G and low power wide area networking, or LPWAN.

The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums Within this market our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, small cells, and remote radio heads. In addition we support an array of technologies, including WiFi, LTE, 5G and LPWAN.

In the automotive market our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment and support a variety of technologies that include WiFi, 3G, LTE, Satellite and LPWAN. The fleet and aftermarket segment consists of applications whereby external modems are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within the fleet and aftermarket market segment, there has been a rise in the number of antennas per vehicle. The majority of our revenues are currently derived from fleet and aftermarket sales and going forward, our strategy is to augment our current sales in the automotive aftermarket with design wins and sales into the automotive Original Equipment Manufacturers, or OEM, and in 2018 we announced two design wins with automotive OEMs.

Our design teams partner with customers from the early stages of antenna prototyping to device throughput testing to facilitate optimal performance and quick time to market.  Our capabilities include design, custom engineering support, integration, and over-

the-air, or OTA, testing.  These capabilities have resulted in a strong reputation across the OEM, Original Design Manufacturers, or ODM, and chipset manufacturer ecosystem.  Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading Wi-Fi chipset vendors, OEMs, ODMs, and chipset manufacturers and service providers rely on these reference designs and our engineering skills to deliver superior throughput performance.  We view our relationship with OEM, ODM, chipset manufacturers and service providers as an important attribute to our long-term strategy and success.

We believe demand is growing rapidly for our advanced antenna solutions and there is a significant market opportunity. As the ability to provide mobile internet access grows, our solutions and expertise become more important to prospects and customers. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home WLAN device market.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average sales price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on among other things, new and existing end-customers selecting our antenna solutions for their wireless devices and networks, the proliferation of Wi-Fi connected home devices and data intensive applications, investments in our growth to address customer needs, our ability to target new end markets, development of our product offerings and technology solutions and international expansion, as well as our ability to successfully integrate past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. See the section entitled “Risk Factors” included in Item 1A of our Annual Report on Form 10-K and our subsequent quarterly reports on Form 10-Q.

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

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We generally recognize sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently insignificant, we also generate service revenue derived from agreements to provide design, engineering, and testing for a customer.

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna products that are shipped for our customers’ devices. This primarily includes manufacturing costs of our products payable to our third-party contract manufacturers, as well as manufacturing costs incurred at our facility in Arizona. The cost of goods sold that we generate from services provided to customers primarily includes personnel costs.

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, and general and administrative. For each category, the largest component is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities, and information technology. Allocated costs for facilities consist of leasehold improvements and rent. Operating expenses are generally recognized as incurred.

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs, and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses, and insurance. We may also incur expenses from consultants and for prototyping new antenna solutions. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of new solutions and markets and as we invest in improving efficiencies within our supply chain, although our research and development expense may fluctuate as a percentage of total sales.

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities.  We expect sales and marketing expenses to decrease in absolute dollars in future periods as we realign our sales and marketing efforts, although our sales and marketing expenses may fluctuate as a percentage of total sales.

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance, accounting expenses, and the additional costs of achieving and maintaining regulatory compliance. We expect general and administrative expenses to remain consistent with 2018, although our general and administrative expense may fluctuate as a percentage of total sales.

Other Income

Interest Income. Interest income consists of interest from our cash and cash equivalents and short-term investments.

Gain on Deferred Purchase Price Liability. During the three months ended June 30, 2018 we and Skycross, Inc. came to an agreement that we would pay Skycross $375,000 for deferred consideration under our asset purchase agreement entered into in December 2015. Gain on deferred purchase price liability consists of the variance between the amount paid to Skycross for the deferred purchase price and the elimination of the accounts receivable due from Skycross and the accounts payable due to Skycross.

Interest Expense. Interest expense consists of interest charges on debt.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.8	55.9	54.4	54.7
Gross profit	46.2	44.1	45.6	45.3
Operating expenses:
Research and development	15.2	16.2	15.4	16.6
Sales and marketing	15.4	27.4	15.2	24.7
General and administrative	12.1	25.0	12.7	21.0
Total operating expenses	42.7	68.6	43.3	62.3
Income (loss) from operations	3.5	(24.5)	2.3	(17.0)
Other income	(1.3)	(3.4)	(1.3)	(2.1)
Income (loss) before income taxes	4.8	(21.1)	3.6	(14.9)
Provision for income taxes	0.2	0.3	0.2	0.3
Net income (loss)	4.6%	(21.4)%	3.4%	(15.2)%

Comparison of the Three and Six Months Ended June 30, 2019 and 2018 (dollars in thousands)

Sales

	Three Months Ended June 30,
	2019	2018	Decrease	% Change
Sales	$14,462	$14,972	$(510)	-3.4%

	Six Months Ended June 30,
	2019	2018	Increase	% Change
Sales	$29,570	$28,277	$1,293	4.6%

Sales decreased $0.5 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily driven by slower than anticipated ramp up in new and existing programs and increased $1.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The sales increase was primarily driven by an increase in demand and a ramp up in existing programs and contributions from new designs, primarily within the consumer and enterprise markets.

Cost of Goods Sold

	Three Months Ended June 30,
	2019	2018	Decrease	% Change
Cost of goods sold	$7,777	$8,370	$(593)	-7.1%

	Six Months Ended June 30,
	2019	2018	Increase	% Change
Cost of goods sold	$16,100	$15,481	$619	4.0%

Cost of goods sold decreased $0.6 million for the three months ended June 30, 2019  as compared to the three months ended June 30, 2018 and is primarily due to the decrease in revenues for the current quarter.

The increase in cost of goods sold of $0.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to an increase in cost of goods sold within the consumer and enterprise markets.

Gross Profit

	Three Months Ended June 30,
	2019	2018	Increase	% Change
Gross profit	$6,685	$6,602	$83	1.3%
Gross profit (percentage of sales)	46.2%	44.1%		2.1%

	Six Months Ended June 30,
	2019	2018	Increase	% Change
Gross profit	$13,470	$12,796	$674	5.3%
Gross profit (percentage of sales)	45.6%	45.3%		0.3%

Gross profit as a percentage of sales increased 2.1% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and increased 0.3% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in gross profit as a percentage of sales is primarily driven by a shift in the sales mix.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	Decrease	% Change
Operating Expenses
Research and development	$2,203	$2,418	$(215)	-8.9%
Sales and marketing	2,229	4,095	(1,866)	-45.6%
General and administrative	1,757	3,738	(1,981)	-53.0%
Total	$6,189	$10,251	$(4,062)	-39.6%

	Six Months Ended June 30,
	2019	2018	Decrease	% Change
Operating Expenses
Research and development	$4,541	$4,688	$(147)	-3.1%
Sales and marketing	4,503	6,979	(2,476)	-35.5%
General and administrative	3,752	5,942	(2,190)	-36.9%
Total	$12,796	$17,609	$(4,813)	-27.3%

Research and Development

Research and development expense decreased $0.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to decreases in personnel-related expenses and depreciation along with higher allocation to cost of sales from contracts, but partially offset by higher facility cost from our expanded UK operations.

Research and development expense decreased $0.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Sales and Marketing

Sales and marketing expense decreased $1.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was primarily due to the termination of certain marketing activities and reduced tradeshow spending.

Sales and marketing expense decreased $2.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The decrease was primarily due to the termination of certain marketing activities and reduced tradeshow spending.

General and Administrative

General and administrative expense decreased $2.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was primarily due to decrease in personnel-related expenses.

General and administrative expense decreased $2.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The decrease was primarily due to decrease in personnel-related expenses.

Other Income

	Three Months Ended June 30,
	2019	2018	(Increase) / Decrease	% Change
Other expense (income):
Interest income	$(189)	$(129)	$(60)	46.5%
Gain on deferred purchase price liability	—	(389)	389	-100.0%
Interest expense	—	10	(10)	-100.0%
Total	$(189)	$(508)	$319	-62.8%

	Six Months Ended June 30,
	2019	2018	(Increase) / Decrease	% Change
Other expense (income):
Interest income	(377)	$(239)	$(138)	57.7%
Gain on deferred purchase price liability	—	(389)	389	-100.0%
Interest expense	1	24	(23)	-95.8%
Total	$(376)	$(604)	$228	-37.7%

Other income decreased $0.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  The decrease was primarily due to the one-time gain on deferred purchase price liability in the prior period offset by an increase in interest income on invested cash and cash equivalents.

Other income decreased $0.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  The decrease was due to the one-time gain on deferred purchase price liability in the prior period offset by an increase in interest income on invested cash and cash equivalents.

Liquidity and Capital Resources

We had cash and cash equivalents of $13.6 million and $20.6 million in short-term investments at June 30, 2019.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $44.0 million at June 30, 2019.

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

In December 2015, we amended our amended and restated loan and security agreement with Silicon Valley Bank to include an additional term loan up to $4.0 million. The additional term loan required 36 monthly installments of interest and principal and lapse upon maturity on December 1, 2018.

On January 31, 2018, we entered into a second amended and restated loan and security agreement with Silicon Valley Bank, the Amended Loan Agreement. The agreement, among other things, increased the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million and modifies certain existing financial covenants. Under the Amended Loan Agreement, we may borrow up to $10.0 million under the line of credit, subject to a borrowing base limit of 80% of the aggregate face amount of all eligible receivables. The Amended Loan Agreement removed the minimum EBITDA requirement previously applicable to the line of credit and term loan and maintained the liquidity ratio financial covenant such that we must maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00. We will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (or, if unavailable, the SVB prime rate) on a monthly basis, so long as we maintain a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00.  If this liquidity ratio is not met, we will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (or if unavailable, the SVB prime rate) on a monthly basis.  The revolving line of credit matures on January 31, 2020.

As of June 30, 2019, there was no balance owed on the line of credit under the Amended Loan Agreement.

Silicon Valley Bank maintains a first security interest over our assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge.  The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In August 2017, our board of directors approved a share repurchase program pursuant to which we may purchase up to $7.0 million of shares of our common stock over the twelve-month period following the establishment of the program.  The repurchases under the share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital.  Repurchases will be made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors.  All shares of common stock repurchased under our share repurchase program will be returned to the status of authorized and issued shares of common stock. On August 7, 2018, our board of directors approved an extension to the existing share repurchase program for an additional twelve-month period ending August 14, 2019. During the three months ended June 30, 2019, we did not repurchased any shares of common stock under the share repurchase program.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$224	$(1,579)
Net cash provided by (used in) investing activities	(600)	1,877
Net cash provided by (used in) financing activities	396	(2,065)
Net increase (decrease) in cash and cash equivalents	$20	$(1,767)

Net cash provided by (used in) operating activities.  Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2019. This was primarily driven by net income of $1.0 million and further adjusted by $1.4 million of non-cash expenses and offset by changes in operating assets and liabilities of $2.2 million.

Net cash provided by (used in) investing activities.  Net cash used by investing activities was $0.6 million for the six months ended June 30, 2019.  This was primarily driven by $20.9 million in maturities of available-for-sale securities offset by $21.1 million in purchases of available-for-sale securities and $0.4 million in purchases of property and equipment.

Net cash used in financing activities.  Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2019.  This was primarily driven by $0.6 million in proceeds from the exercise of stock options offset by $0.2 million in common stock repurchases.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the three and six months ended June 30, 2019 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

At June 30, 2019, our undrawn revolving credit facility under our Amended Loan Agreement with Silicon Valley Bank bears interest at the Wall Street Journal Prime rate (5.5% as of June 30, 2019) plus 1.00%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the Wall Street Journal prime rate.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, the ongoing tension on global trade and macroenvironment are impacting the whole supply chain to varying degrees, which, in addition to the slowdown in customer specific product rollouts, has negatively affected our business and may continue to do so. In addition, the slower than expected rollouts of our customers 802.11ac, 802.11ax and DOCSIS 3.1 upgrade cycles in 2018 shifted the timing of our product sales, and such future deployment delays could also affect our quarterly operating results.  The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

The implementation of a new accounting system could interfere with our business and operations.

We are in the process of implementing a new accounting system, NetSuite. The implementation of new systems and enhancements may be disruptive to our business and can be time-consuming and divert management’s attention. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business and operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock made by us in the three months ended June 30, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Promotion of Jacob Suen to Chief Executive Officer and Appointment to Board of Directors

On August 6, 2019, our board of directors appointed Jacob Suen as Chief Executive Officer, with such promotion effective August 8, 2019, and Mr. Suen will also retain the position of President. Mr. Suen replaces Jim Sims, who has served as Chairman of the Board and Chief Executive Officer since March 2019. Following the filing of this quarterly report on Form 10-Q, Mr. Suen will begin to serve as our principal executive officer for filings under the Securities Act of 1933, as amended, and the Exchange Act, replacing Mr. Sims in such capacity. In connection with his appointment, Mr. Suen's annual salary will increase to $400,000 and his target annual bonus will remain at 90% of his annual base salary.  Mr. Suen also entered into an amendment to his employment agreement with us to reflect his promotion.  The Board also approved the grant of stock options to Mr. Suen to purchase 250,000 shares of our common stock under the 2016 Incentive Award Plan, with such stock options to be granted effective August 12, 2019.  The stock options will have an exercise price equal to the closing price per share of our common stock on the date of grant and a term of ten years.  The stock options will vest over four years, with 25% vesting on August 12, 2020 and the remainder vesting in 36 equal monthly installments thereafter.  Vesting of the stock options is subject to Mr. Suen's continued employment or service with the company through the applicable vesting date and are subject to acceleration as set forth in Mr. Suen's employment agreement.

Effective August 8, 2019, our board of directors also voted to increase the size of the board of directors from five to six directors and appointed Mr. Suen as a director to fill the newly created vacancy on the board. Mr. Suen was appointed as a Class III director, with an initial term expiring at the 2022 annual meeting of stockholders.

Mr. Suen, age 46, has served as our President since January 2019 and previously served as our Senior Vice President, Worldwide Sales from May 2017 through January 2019. He has been with the company since April 2006 as the Vice President of Asia Pacific Sales.  Previously, Mr. Suen served as the Director of Business Development from 1998 to 2005 at Paradyne Corporation. Prior to Paradyne, Mr. Suen was a Development Engineer at GVN Technologies in 1998. From 1997 to 1998, Mr. Suen was a Software Development Engineer for Motorola Incorporation. Mr. Suen holds a Master of Science in Electrical Engineering with a concentration in Communication Systems and a minor in Engineering Management from the University of South Florida. Mr. Suen also has his Master of Business Administration with a focus on International Business and Entrepreneurship from the University of Colorado.

There are no family relationships between Mr. Suen and any of our directors or executive officers, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Amended and Restated Employment Agreement with Jim Sims

Effective August 8, 2019, in connection with Mr. Suen’s appointment, Mr. Sims resigned as Chief Executive Officer and was appointed as Advisor to the Chief Executive Officer.  Mr. Sims' employment agreement was amended and restated to reflect this change in his position.  Mr. Sims also continues in his role as Chairman of the Board.

The amended and restated employment agreement with Mr. Sims provides for a fixed term during which he will serve as Advisor to the Chief Executive Officer, which will expire in six months on February 9, 2020, unless earlier terminated by us or Mr. Sims.  Mr. Sims' employment remains at-will.  During the six-month term of his employment agreement, Mr. Sims will continue to receive his current base salary of $400,000 annually.  Mr. Sims also remains eligible to receive an annual incentive bonus for 2019 in the discretion of our board of directors (with a target bonus of 90% of his base salary).

During his employment, Mr. Sims will generally not be entitled to any additional fees or other compensation for serving as a member of the board.  Commencing February 1, 2020, Mr. Sims will be eligible to receive equity grants in accordance with our non-employee director compensation program.  After the end of his employment term, subject to his remaining as a member of our board of directors, Mr. Sims' will receive a cash retainer for his service as the non-employee Chairman of the Board for the remainder of 2020, based on an annualized rate of $240,000 per year. His annual cash retainer thereafter will be determined in accordance with our non-employee director compensation program. If Mr. Sims' employment terminates for any reason, including the expiration of the term of his amended and restated employment agreement, he will be entitled to the payment of his fully earned but unpaid base salary through the date of termination at the rate then in effect, plus all other amounts under any compensation plan or practice to which he is entitled.

The foregoing descriptions of the amendment to Mr. Suen's employment agreement and the amended and restated employment agreement with Mr. Sims do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which will be filed as an exhibit to our quarterly report on Form 10-Q to be filed with respect to the quarter ending September 30, 2019.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.
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

AIRGAIN, INC.

Date: August 8, 2019	/s/ James K. Sims
James K. Sims Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 8, 2019	/s/ Anil Doradla
Anil Doradla Chief Financial Officer and Secretary (principal financial and accounting officer)