Form 10-Q
period 2019-09-30
AIRGAIN INC
filed 2019-11-07
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 04, 2019, the registrant had  9,696,984 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$12,871	$13,621
Short term investments	21,001	20,169
Trade accounts receivable	8,564	7,013
Inventory	1,265	1,351
Prepaid expenses and other current assets	1,386	931
Total current assets	45,087	43,085
Property and equipment, net	1,791	1,401
Goodwill	3,700	3,700
Customer relationships, net	3,231	3,593
Intangible assets, net	730	859
Other assets	601	269
Total assets	$55,140	$52,907
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,447	$4,137
Accrued bonus	1,402	2,076
Accrued liabilities	1,461	1,217
Current portion of deferred rent obligation under operating lease	127	81
Total current liabilities	7,437	7,511
Deferred tax liability	38	38
Deferred rent obligation under operating lease	46	211
Total liabilities	7,521	7,760
Stockholders’ equity:
Common shares, par value $0.0001, 200,000 shares authorized; 10,117 shares issued and 9,697 shares outstanding at September 30, 2019; and 9,958 shares issued and 9,601 shares outstanding at December 31, 2018.	1	1
Additional paid in capital	95,967	93,583
Treasury stock, at cost: 420 shares and 357 shares at September 30, 2019 and December 31, 2018, respectively	(4,231)	(3,432)
Accumulated other comprehensive income (loss)	13	(11)
Accumulated deficit	(44,131)	(44,994)
Total stockholders’ equity	47,619	45,147
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$55,140	$52,907

See accompanying notes.

Airgain, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$13,142	$15,787	$42,713	$44,064
Cost of goods sold	7,067	8,922	23,167	24,403
Gross profit	6,075	6,865	19,546	19,661
Operating expenses:
Research and development	2,403	2,475	6,944	7,162
Sales and marketing	1,461	2,161	5,964	9,140
General and administrative	2,416	1,922	6,168	7,864
Total operating expenses	6,280	6,558	19,076	24,166
Income (loss) from operations	(205)	307	470	(4,505)
Other expense (income):
Interest income	(183)	(159)	(559)	(398)
Gain on deferred purchase price liability	—	—	—	(389)
Interest expense	—	6	1	30
Total other income	(183)	(153)	(558)	(757)
Income (loss) before income taxes	(22)	460	1,028	(3,748)
Provision for income taxes	113	23	165	110
Net income (loss)	$(135)	$437	$863	$(3,858)
Net income (loss) per share:
Basic	$(0.01)	$0.05	$0.09	$(0.41)
Diluted	$(0.01)	$0.04	$0.09	$(0.41)
Weighted average shares used in calculating income (loss) per share:
Basic	9,711	9,566	9,678	9,495
Diluted	9,711	10,093	10,083	9,495

See accompanying notes.

Airgain, Inc.

Condensed Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(135)	$437	$863	$(3,858)
Unrealized gain on available-for-sale securities, net of deferred taxes	1	3	24	10
Total comprehensive income (loss)	$(134)	$440	$887	$(3,848)

See accompanying notes.

Airgain, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balance	$47,620	$43,041	$45,147	$46,225

Common stock:
Balance at beginning of period	1	1	1	1
Stock-based compensation	—	—	—	—
Issuance of shares for stock purchase plans	—	—	—	—
Balance at end of period	1	1	1	1

Additional paid-in capital:
Balance at beginning of period	95,228	92,336	93,583	89,908
Stock-based compensation	549	408	1,605	2,536
Issuance of shares for stock purchase plans	190	316	779	616
Balance at end of period	95,967	93,060	95,967	93,060

Treasury stock:
Balance at beginning of period	(3,625)	(2,580)	(3,432)	(1,257)
Repurchases of common stock	(606)	(514)	(799)	(1,837)
Balance at end of period	(4,231)	(3,094)	(4,231)	(3,094)

Accumulated other comprehensive income (loss):
Balance at beginning of period	12	(10)	(11)	(17)
Unrealized gain on available-for-sale securities, net of deferred taxes	1	3	24	10
Balance at end of period	13	(7)	13	(7)

Accumulated deficit:
Balance at beginning of period	(43,996)	(46,706)	(44,994)	(42,410)
Net income (loss)	(135)	438	863	(3,858)
Balance at end of period	(44,131)	(46,268)	(44,131)	(46,268)

Total stockholders' equity, ending balance	$47,619	$43,692	$47,619	$43,692

See accompanying notes.

Airgain, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$863	$(3,858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	373	423
Amortization	491	508
Amortization of discounts on investments, net	(248)	(94)
Stock-based compensation	1,605	2,536
Deferred tax liability	—	22
Gain on deferred purchase price liability	—	(389)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,551)	667
Inventory	86	(476)
Prepaid expenses and other assets	(500)	(256)
Accounts payable	305	36
Accrued bonus	(674)	154
Accrued liabilities	244	(426)
Deferred obligation under operating lease	(119)	(88)
Net cash provided by (used in) operating activities	875	(1,241)
Cash flows from investing activities:
Purchases of available-for-sale securities	(30,080)	(24,329)
Maturities of available-for-sale securities	29,520	26,956
Purchases of property and equipment	(1,045)	(752)
Net cash provided by (used in) investing activities	(1,605)	1,875
Cash flows from financing activities:
Repayment of notes payable	—	(1,000)
Payment on deferred purchase price liability	—	(375)
Repurchases of common stock	(799)	(1,837)
Proceeds from issuance of common stock	779	617
Net cash used in financing activities	(20)	(2,595)
Net decrease in cash and cash equivalents	(750)	(1,961)
Cash and cash equivalents, beginning of period	13,621	15,026
Cash and cash equivalents, end of period	$12,871	$13,065
Supplemental disclosure of cash flow information:
Interest paid	$1	$34
Taxes paid	$54	$26
Supplemental disclosure of non-cash investing and financing activities:
Accrual of property and equipment	$4	$—

See accompanying notes.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Basis of Presentation

Business Description

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of markets, including consumer, enterprise and automotive. The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide. The Company’s headquarters is in San Diego, California with office space and research, design and test facilities in the United States, United Kingdom, and China.

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

The unaudited condensed balance sheet as of December 31, 2018, included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited condensed statements of operations for the three and nine months ended September 30, 2019 and 2018, and the balance sheet data as of September 30, 2019, have been prepared on the same basis as the audited financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019, or for any future period.

Segment Information

The Company’s operations are located primarily in the United States and most of its assets are located in San Diego, California and Scottsdale, Arizona. The Company operates in one segment related to the sale of antenna products. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

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

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. All short-term investments are classified as available-for-sale securities as of September 30, 2019, and are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are included in other income, in the unaudited condensed statements of operations. The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

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

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2019, the Company’s inventories consist primarily of raw materials. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience. As of September 30, 2019, there is no provision for excess and obsolete inventories.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (loss) on the unaudited condensed balance sheet at September 30, 2019, includes unrealized gains and losses on the Company’s available-for-sale securities.

Note 2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2019, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this pronouncement during the year ended December 31, 2018, on a prospective basis. The impact on the financial statements is immaterial.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. The Company will adopt the new guidance for the annual period ended December 31, 2019, using the modified retrospective approach. The Company is in the process of finalizing the new accounting policies, processes, and internal controls necessary to support the requirements of Topic 606, however, the expected impact the standard will have on its financial reporting is immaterial.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following table presents the computation of net income (loss) per share (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(135)	$437	$863	$(3,858)
Denominator:
Weighted average common shares outstanding - basic	9,711	9,566	9,678	9,495
Plus dilutive effect of potential common shares	—	527	405	—
Weighted average common shares outstanding - diluted	9,711	10,093	10,083	9,495
Net income (loss) per share:
Basic	$(0.01)	$0.05	$0.09	$(0.41)
Diluted	$(0.01)	$0.04	$0.09	$(0.41)

Diluted weighted average common shares outstanding for the nine months ended September 30, 2019, includes 3,000 warrants and 402,000 options outstanding.

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee stock options	721	245	457	887
Warrants outstanding	51	51	—	51
Total	772	296	457	938

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$2,968	$—	$—	$2,968	$2,968	$—

Level 1(1):
Money market funds	6,903	—	—	6,903	6,903	—
U.S. treasury securities	3,855	4	—	3,859	—	3,859
Subtotal	10,758	4	—	10,762	6,903	3,859
Level 2(2):
Commercial paper	9,641	—	—	9,641	—	9,641
Corporate debt obligations	3,740	6	—	3,746	—	3,746
Repurchase agreements	3,000	—	—	3,000	3,000	—
Asset-backed securities	3,752	3	—	3,755	—	3,755
Subtotal	20,133	9	—	20,142	3,000	17,142

Total	$33,859	$13	—	$33,872	$12,871	$21,001

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,044	$—	$—	$3,044	$3,044	$—

Level 1(1):
Money market funds	5,482	—	—	5,482	5,482	—
U.S. treasury securities	1,988	—	—	1,988	—	1,988
Subtotal	7,470	—	—	7,470	5,482	1,988
Level 2(2):
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

The Company considers the declines in market value of its short-term investments to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2019, the Company does not consider any of its investments to be other-than temporarily impaired.

Contractual maturities of short-term investments as of September 30, 2019, are as follows (in thousands):

Estimated Fair Value
Due within one year	$21,001

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	September 30, 2019	December 31, 2018
Computers and software	$496	$361
Furniture, fixtures, and equipment	375	339
Manufacturing and testing equipment	3,083	2,503
Leasehold improvements	907	895
	4,861	4,098
Less accumulated depreciation	(3,070)	(2,697)
	$1,791	$1,401

Depreciation expense was $105,000 and $156,000 for the three months ended September 30, 2019 and 2018, respectively, and $373,000 and $423,000 for the nine months ended September 30, 2019 and 2018, respectively.

Note 6. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
September 30, 2019
Customer relationships	10	$4,830	$1,599	$3,231
Developed technologies	9	1,080	374	706
Tradename	3	120	96	24
Total intangible assets, net		$6,030	$2,069	$3,961

December 31, 2018
Customer relationships	10	$4,830	$1,237	$3,593
Developed technologies	9	1,080	274	806
Tradename	3	120	67	53
Total intangible assets, net		$6,030	$1,578	$4,452

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated Future Amortization
2019 (remaining three months)	$164
2020	628
2021	598
2022	563
2023	563
Thereafter	1,445
Total	$3,961

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $163,000 and $169,000 for the three months ended September 30, 2019 and 2018, respectively, and $491,000 and $508,000 for the nine months ended September 30, 2019 and 2018, respectively.

Note 7. Notes Payable and Line of Credit

In December 2015 the Company amended its amended and restated loan and security agreement with Silicon Valley Bank to include a term loan in the amount of $4.0 million. The loan requires 36 monthly installments of interest and principal. The loan matured on December 1, 2018, The interest rate was fixed at 5.0%.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In January 2018 the Company entered into a second amended and restated loan and security agreement (the Amended Loan Agreement) with Silicon Valley Bank. The Amended Loan Agreement modified the amended and restated loan and security agreement to, among other things, increase the aggregate principal amount available under the revolving line of credit from $3.0 million to $10.0 million. It also removed a minimum EBITDA requirement previously applicable to the line of credit and former term loan and maintained the liquidity ratio financial covenant such that the Company must maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00. The Amended Loan Agreement also set a borrowing base limit of 80% of the aggregate face amount of all eligible receivables. No balance was owed on the line of credit as of September 30, 2019 and December 31, 2018.

The Company will be required to pay interest on borrowings outstanding, if any, under the revolving line of credit at a floating rate per annum equal to 1% above the Wall Street Journal prime rate (5.0% as of September 30, 2019) (or, if unavailable, the Silicon Valley Bank prime rate) on a monthly basis, so long as the Company maintains a liquidity ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Amended Loan Agreement minus deferred revenue of 1.25 to 1.00. If this liquidity ratio is not met, the Company will be subject to a minimum interest charge of $3,000 per month and borrowings outstanding, if any, under the revolving line of credit will accrue interest at a floating rate per annum equal to 2% above the Wall Street Journal prime rate (5.0% as of September 30, 2019) (or, if unavailable the Silicon Valley Bank prime rate) on a monthly basis. Prior to the amendment in January 2018, the revolving line of credit bore interest rate at the U.S. prime rate plus 1.25%. The revolving line of credit matures on January 31, 2020.

Silicon Valley Bank maintains a first security interest over the Company’s assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge. The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to the Company and any of its subsidiaries.

The Company was in compliance with its financial covenants in the Amended Loan Agreement as of September 30, 2019.

Note 8. Treasury Stock

In August 2017, the Company’s Board of Directors (the Board) approved a share repurchase program (the 2017 Program) pursuant to which the Company could purchase up to $7.0 million of shares of its common stock over the twelve-month period following the establishment of the program. The repurchases under the 2017 Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. All shares of common stock repurchased under the Company’s 2017 Program were returned to the status of authorized but unissued shares of common stock. On August 7, 2018, the Board approved an extension to the 2017 Program for an additional twelve-month period ending on August 14, 2019.

On September 9, 2019, the Board approved a new share repurchase program pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the following twelve-months. All shares purchased in the three months ended September 30, 2019 were subject to the new share repurchase program. This newly adopted share repurchase program mirrors all aspects and terms of the 2017 Program as described above.

During the three and nine months ended September 30, 2019, the Company repurchased 48,000 and 63,000 shares of common stock, respectively, under the share repurchase programs. For the three months ended September 30, 2019, the shares were repurchased at an average price per share of $12.54 per share, for a total cost of $0.6 million. For the nine months ended September 30, 2019, the shares were repurchased at an average price of $12.75 per share, for a total cost of  $0.8 million. As of September 30, 2019, the Company repurchased a total of $3.6 million in common stock under the recently expired 2017 Program.

Note 9. Income Taxes

The Company’s effective income tax rate was 16.1% and (2.9)% for the nine months ended September 30, 2019 and 2018, respectively. The variance from the U.S. federal statutory tax rate of 21% for each of the nine months ended September 30, 2019 and 2018, was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) Topic 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

deductible. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2019, and December 31, 2018, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 10. Stockholders’ Equity

Shares Reserved for Future Issuance

The following common stock (in thousands) is reserved for future issuance at(1):

	September 30, 2019		December 31, 2018
Warrants issued and outstanding	51		51
Stock option awards issued and outstanding	1,866		1,407
Authorized for grants under the 2016 Equity Incentive Plan	145	(2)	464
Authorized for grants under the 2016 Employee Stock Purchase Plan	186	(3)	100
	2,248		2,022

(1) Treasury stock in the amount of 420,000 and 357,000 as of September 30, 2019, and December 31, 2018, respectively, are excluded from the table above.

(2) On January 1, 2019, the number of authorized shares in the 2016 Equity Incentive Plan increased by 384,045 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.

(3) On January 1, 2019, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 96,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 11. Stock Based Compensation

Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated (shares in thousands):

		Weighted average
	Number of shares	Exercise price	Remaining contractual term (years)
Balance at December 31, 2018	1,407	$8.73
Granted	770	11.79
Exercised	(148)	4.59
Expired/Forfeited	(163)	11.36
Balance at September 30, 2019	1,866	$10.09	8.1

Vested and exercisable at September 30, 2019	756	$8.38	6.6
Vested and expected to vest at September 30, 2019	1,866	$10.09	8.1

The weighted average grant date fair value of options granted during the nine months ended September 30, 2019, and for the year ended December 31, 2018, was $4.18 and $3.97, respectively. For fully vested stock options, the aggregate intrinsic value as of September 30, 2019, and December 31, 2018, was $3,043,000 and $2,485,000, respectively. For stock options expected to vest, the aggregate intrinsic value as of September 30, 2019 and December 31, 2018 was $935,000 and $993,000, respectively.

At September 30, 2019, and December 31, 2018, there was $4,090,000 and $2,781,000, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next three years and is based on the date the options were granted.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Restricted Stock

During the nine months ended September 30, 2019, the Company granted 95,478 Restricted Stock Units (RSUs) at a weighted average grant date fair value of $11.35 per share. No RSUs vested during the three and nine months ended September 30, 2019. As of September 30, 2019, the Company has 96,605 RSUs outstanding at a weighted average grant date fair value of $11.42 per share and a weighted average remaining contractual term of 1.8 years. As of September 30, 2019, there was $919,000 of total unrecognized compensation cost related to unvested RSUs.

Employee Stock Purchase Plan (ESPP)

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

Based on the 15% discount and the fair value of the option feature of the ESPP, it is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company currently uses authorized and unissued shares to satisfy share award exercises.

 The Company received proceeds of $97,000 from the issuance of 10,000 shares under the ESPP in August 2019.

Note 12. Commitments and Contingencies

(a) Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego County, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $239,000 and $220,000 for the three months ended September 30, 2019 and 2018, respectively, and $729,000 and $687,000 for the nine months ended September 30, 2019 and 2018, respectively. The longest lease expires in June 2024. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. The San Diego facility lease agreement included a tenant improvement allowance which provided for the landlord to pay for tenant improvements on behalf of the Company up to $515,000. Based on the terms of this landlord incentive and involvement of the Company in the construction process, the leasehold improvements purchased under the landlord incentive were determined to be property of the Company.

The future minimum lease payments required under operating leases in effect at September 30, 2019, were as follows (in thousands):

Year ending:
2019 (remaining three months)	$290
2020	854
2021	387
2022	104
2023	72
2024	34
$1,741

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

Notes to Condensed Financial Statements

(Unaudited)

Note 13. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and nine months ended September 30, 2019 and 2018, and customers that accounted for 10% or more of total trade accounts receivable at September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Percentage of net revenue
Customer A	34%	38%	38%	35%
Customer B	18	9	14	8
Customer C	10	0	6	8

	As of September 30,
	2019	2018
Percentage of gross trade accounts receivable
Customer A	38%	24%
Customer B	15	0
Customer C	13	7
(b)	Revenue by Geography

Net revenue by geographic area are as follows. Revenue is attributed by geographic location based on the bill-to location of the Company’s customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Percentage of net revenue
China	71%	79%	72%	73%
Other Asia	2	5	4	6
North America	25	13	21	16
Europe	2	3	3	5

Although the Company ships the majority of antennas to its customers in China (primarily Original Design Manufacturers and distributors), the end-users of the Company’s products are much more geographically diverse.

(c)	Concentration of Purchases

During the three and nine months ended September 30, 2019, primarily all of the Company’s products were manufactured by two vendors in China and by the Company’s facilities in Arizona.

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

In connection with his resignation, Mr. Myers, upon a general release of claims as set forth in his employment agreement, received a lump sum cash payment in the amount of $484,000; a lump sum cash payment in the amount of $3,200 covering twelve months of monthly premiums for disability insurance under the Company’s disability insurance plan; a lump sum cash payment in the amount of

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

$20,000 covering certain other employment benefits; the acceleration of all his unvested options for a total of 283,000 shares and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of twelve months following his last day of employment. In connection with Mr. Myers’ resignation, the Company recognized stock compensation expense of $1.2 million and Mr. Myer’s costs were included in general and administrative expense on the unaudited condensed statements of operations for the nine months ended September 30, 2018. As of September 30, 2019, there were no further amounts owed to Mr. Myers.

On April 2, 2018, Glenn Selbo, the Company’s Chief Operating Officer, resigned from his position with the Company. Following his resignation, Mr. Selbo began providing consulting services to the Company. Mr. Selbo’s outstanding stock options continued to vest until the termination of his consulting services in March 2019.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. Over the next several quarters, we expect sales and marketing expenses to fluctuate as a percentage of sales as we realign our efforts increasingly towards the Enterprise and Automotive markets.

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and operate as a public company, including higher legal, corporate insurance, accounting expenses, and the additional costs of achieving and maintaining regulatory compliance. We expect general and administrative expenses to be higher for the remainder of 2019, due to the appointment and increased compensation to our new CEO.

Other Income

Interest Income. Interest income consists of interest from our cash and cash equivalents and short-term investments.

Gain on Deferred Purchase Price Liability. During the nine months ended September 30, 2018 we and Skycross, Inc. came to an agreement that we would pay Skycross $375,000 for deferred consideration under our asset purchase agreement entered into in December 2015. Gain on deferred purchase price liability consists of the variance between the amount paid to Skycross for the deferred purchase price and the elimination of the accounts receivable due from Skycross and the accounts payable due to Skycross.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.8	56.5	54.2	55.4
Gross profit	46.2	43.5	45.8	44.6
Operating expenses:
Research and development	18.3	15.7	16.3	16.3
Sales and marketing	11.1	13.7	14.0	20.7
General and administrative	18.4	12.2	14.4	17.8
Total operating expenses	47.8	41.6	44.7	54.8
Income (loss) from operations	(1.6)	1.9	1.1	(10.2)
Other income	(1.4)	(1.0)	(1.3)	(1.7)
Income (loss) before income taxes	(0.2)	2.9	2.4	(8.5)
Provision for income taxes	0.9	0.1	0.4	0.3
Net income (loss)	(1.1)%	2.8%	2.0%	(8.8)%

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018 (dollars in thousands)

Sales

	Three Months Ended September 30,
	2019	2018	Decrease	% Change
Sales	$13,142	$15,787	$(2,645)	(16.8)%

	Nine Months Ended September 30,
	2019	2018	Decrease	% Change
Sales	$42,713	$44,064	$(1,351)	(3.1)%

Sales decreased $2.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased $1.3 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The sales decreases were primarily driven by a decrease in demand and a slower than anticipated ramp up in new and existing programs and contributions from new designs, primarily within the consumer and enterprise markets.

Cost of Goods Sold

	Three Months Ended September 30,
	2019	2018	Decrease	% Change
Cost of goods sold	$7,067	$8,922	$(1,855)	(20.8)%

	Nine Months Ended September 30,
	2019	2018	Decrease	% Change
Cost of goods sold	$23,167	$24,403	$(1,236)	(5.1)%

Cost of goods sold decreased $1.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and is primarily due to the decrease in revenues for the current quarter.

The decrease in cost of goods sold of $1.2 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 was primarily due to the decrease in revenues for the current quarter and to a smaller degree an increase in cost of goods sold within the consumer and enterprise markets.

Gross Profit

	Three Months Ended September 30,
	2019	2018	Decrease	% Change
Gross profit	$6,075	$6,865	$(790)	(11.5)%
Gross profit (percentage of sales)	46.2%	43.5%		2.7%

	Nine Months Ended September 30,
	2019	2018	Decrease	% Change
Gross profit	$19,546	$19,661	$(115)	(0.6)%
Gross profit (percentage of sales)	45.8%	44.6%		1.2%

Gross profit as a percentage of sales increased 2.7% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, and increased 1.2% for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase in gross profit as a percentage of sales is primarily driven by a shift in the sales mix.

Operating Expenses

	Three Months Ended September 30,
	2019	2018	Increase / (Decrease)	% Change
Operating Expenses
Research and development	$2,403	$2,475	$(72)	(2.9)%
Sales and marketing	1,461	2,161	(700)	(32.4)
General and administrative	2,416	1,922	494	25.7
Total	$6,280	$6,558	$(278)	(4.2)%

	Nine Months Ended September 30,
	2019	2018	Decrease	% Change
Operating Expenses
Research and development	$6,944	$7,162	$(218)	(3.0)%
Sales and marketing	5,964	9,140	(3,176)	(34.7)
General and administrative	6,168	7,864	(1,696)	(21.6)
Total	$19,076	$24,166	$(5,090)	(21.1)%

Research and Development

Research and development expense decreased $0.1 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease is primarily from lower travel, depreciation, and production activity costs but offset by higher facility cost from our expanded UK and Florida operations.

Research and development expense decreased $0.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease is due to decreases in personnel-related expenses, depreciation, and travel, as well as, higher allocation of R&D expenses to cost of sales from contracts. This was partially offset by higher facility costs at our expanded UK operations.

Sales and Marketing

Sales and marketing expense decreased $0.7 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease was primarily due to the termination of certain marketing activities and reduced tradeshow spending.

Sales and marketing expense decreased $3.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease was primarily due to the termination of certain marketing activities and reduced tradeshow spending.

General and Administrative

General and administrative expense increased $0.5 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily due to an increase in personnel-related expenses.

General and administrative expense decreased $1.7 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease was primarily due to a decrease in personnel-related expenses.

Other Income

	Three Months Ended September 30,
	2019	2018	Increase	% Change
Other expense (income):
Interest income	$(183)	$(159)	$(24)	15.1%
Gain on deferred purchase price liability	—	—	—	—
Interest expense	—	6	(6)	(100.0)
Total	$(183)	$(153)	$(30)	19.6%

	Nine Months Ended September 30,
	2019	2018	(Increase) / Decrease	% Change
Other expense (income):
Interest income	(559)	$(398)	$(161)	40.5%
Gain on deferred purchase price liability	—	(389)	389	(100.0)
Interest expense	1	30	(29)	(96.7)
Total	$(558)	$(757)	$199	(26.3)%

Other income increased very slightly for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Other income decreased $0.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease was due to the one-time gain on deferred purchase price liability in the prior period offset by an increase in interest income on invested cash and cash equivalents.

Liquidity and Capital Resources

We had cash and cash equivalents of $12.9 million and $21.0 million in short-term investments at September 30, 2019.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $44.0 million at September 30, 2019.

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

As of September 30, 2019, there was no balance owed on the line of credit under the Amended Loan Agreement.

Silicon Valley Bank maintains a first security interest over our assets, excluding intellectual property, for which Silicon Valley Bank has received a negative pledge. The Amended Loan Agreement contains customary affirmative and negative covenants and events of default applicable to us and any subsidiaries.

In August 2017, our board of directors approved a share repurchase program pursuant to which we could purchase up to $7.0 million of shares of our common stock over the twelve-month period following the establishment of the program. The repurchases under the share repurchase program were made from time to time in the open market or in privately negotiated transactions and are funded from our working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. All shares of common stock repurchased under our share repurchase program were returned to the status of authorized and issued shares of common stock. On August 7, 2018, our board of directors approved an extension to the existing share repurchase program for an additional twelve-month period ending August 14, 2019.

On September 9, 2019, our board of directors approved a new share repurchase program pursuant to which we may purchase up to $7.0 million of shares of our common stock over the following twelve-months. This newly adopted share repurchase program mirrors all aspects and terms of our original share repurchase program as described above.

During the nine months ended September 30, 2019, we repurchased 63,000 shares of common stock under the share repurchase programs. These shares were repurchased at an average price per share of $12.75, for a total cost of  $0.8 million. Since inception of the stock repurchase programs, we have purchased a total of 420,000 shares for a total cost of $4.2 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$875	$(1,241)
Net cash provided by (used in) investing activities	(1,605)	1,875
Net cash used in financing activities	(20)	(2,595)
Net decrease in cash and cash equivalents	$(750)	$(1,961)

Net cash provided by (used in) operating activities.  Net cash provided by operating activities was $0.9 million for the nine months ended September 30, 2019. This was primarily driven by net income of $0.9 million and further adjusted by $2.2 million of net non-cash expenses and offset by changes in operating assets and liabilities of $2.2 million.

Net cash provided by (used in) investing activities.  Net cash used by investing activities was $1.6 million for the nine months ended September 30, 2019. This was primarily driven by $29.5 million in maturities of available-for-sale securities offset by $30.1 million in purchases of available-for-sale securities and $1.0 million in purchases of property and equipment.

Net cash used in financing activities.  Net cash used in financing activities was negligible for the nine months ended September 30, 2019. This was primarily driven by $0.8 million in proceeds from the exercise of stock options offset by $0.8 million in common stock repurchases.

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

At September 30, 2019, our undrawn revolving credit facility under our Amended Loan Agreement with Silicon Valley Bank bears interest at the Wall Street Journal Prime rate (5.0% as of September 30, 2019) plus 1.00%. If we draw funds from our revolving credit facility, we will be exposed to interest rate sensitivity, which is affected by changes in the Wall Street Journal prime rate.

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

In the third quarter 2019 we replaced our legacy computer software system with a new Enterprise Resource Planning (ERP) system. The ERP initial implementation encompassed accounting activities, with a future rollout to integrate customer resource management, as well as our engineering and R&D functions. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office, and reporting processes and activities, thereby decreasing the amount of manual processes previously required.

Changes in Internal Control Over Financial Reporting

Except for the implementation of the new ERP system, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors, other than as previously reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2019 and changes to the risk factors set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We have recently implemented a new ERP system, NetSuite. The ERP initial implementation encompassed accounting and customer resource management activities, with a future rollout to integrate our engineering and R&D functions. The implementation of new systems and enhancements may be disruptive to our business and can be time-consuming and divert management’s attention. Any disruptions relating to our systems or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business and operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchase of our common stock made by us in the three months ended September 30, 2019:

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Program	Approximate Dollar Amount of Shares That May Yet be Purchased Under the Program (1)
July 1, 2019 to July 31, 2019	—	$—	—	$—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	48,384	12.54	48,384	6,393,000

(1)

On September 9, 2019, our board of directors authorized the repurchase over the following twelve months of issued and outstanding shares of our common stock having an aggregate value of up to $7.0 million pursuant to a repurchase program.  As of September 30, 2019, we have repurchased shares of common stock having an aggregate value of $0.6 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Fourth Amended and Restated Investors’ Rights Agreement, dated May 7, 2008

4.3(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock.

10.1	Amendment to Amended and Restated Employment Agreement, dated August 8, 2019 by and between Jacob Suen and the Registrant

10.2	Amended and Restated Employment Agreement dated August 8, 2019, by and between James K. Sims and the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 15, 2016.

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

AIRGAIN, INC.

Date: November 7, 2019	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: November 7, 2019	/s/ Anil Doradla
Anil Doradla Chief Financial Officer and Secretary (principal financial and accounting officer)