Form 10-Q
period 2020-03-31
AIRGAIN INC
filed 2020-05-07
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 04, 2020, the registrant had 9,696,556 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$22,533	$13,197
Short term investments	11,016	21,686
Trade accounts receivable	7,016	7,656
Inventory	996	1,193
Prepaid expenses and other current assets	1,090	1,361
Total current assets	42,651	45,093
Property and equipment, net	2,140	2,126
Goodwill	3,700	3,700
Customer relationships, net	2,989	3,110
Intangible assets, net	644	687
Other assets	218	10
Total assets	$52,342	$54,726
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,568	$3,838
Accrued bonus	411	1,385
Accrued liabilities	1,025	1,451
Current portion of deferred rent obligation under operating lease	42	85
Total current liabilities	5,046	6,759
Deferred tax liability	52	52
Deferred rent obligation under operating lease	9	11
Total liabilities	5,107	6,822
Stockholders’ equity:
Common shares, par value $0.0001, 200,000 shares authorized; 10,185 shares issued and 9,697 shares outstanding at March 31, 2020; and 10,146 shares issued and 9,681 shares outstanding at December 31, 2019	1	1
Additional paid in capital	97,360	96,622
Treasury stock, at cost: 489 shares and 465 shares at March 31, 2020, and December 31, 2019, respectively	(4,849)	(4,659)
Accumulated other comprehensive income (loss)	(7)	8
Accumulated deficit	(45,270)	(44,068)
Total stockholders’ equity	47,235	47,904
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$52,342	$54,726

See accompanying notes.

Airgain, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019
Sales	$11,216	$15,108
Cost of goods sold	5,891	8,322
Gross profit	5,325	6,786
Operating expenses:
Research and development	2,418	2,338
Sales and marketing	1,539	2,274
General and administrative	2,678	1,995
Total operating expenses	6,635	6,607
Income (loss) from operations	(1,310)	179
Other expense (income):
Interest income	(124)	(188)
Interest expense	—	1
Total other income	(124)	(187)
Income (loss) before income taxes	(1,186)	366
Provision for income taxes	16	29
Net income (loss)	$(1,202)	$337
Net income (loss) per share:
Basic	$(0.12)	$0.03
Diluted	$(0.12)	$0.03
Weighted average shares used in calculating income (loss) per share:
Basic	9,690	9,626
Diluted	9,690	9,961

See accompanying notes.

Airgain, Inc.

Condensed Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Net income (loss)	$(1,202)	$337
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	(15)	10
Total comprehensive income (loss)	$(1,217)	$347

See accompanying notes.

Airgain, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Total stockholders' equity, beginning balance	$47,904	$45,147

Common stock:
Balance at beginning of period	1	1
Stock-based compensation	—	—
Issuance of shares for stock purchase plans	—	—
Balance at end of period	1	1

Additional paid-in capital:
Balance at beginning of period	96,622	93,583
Stock-based compensation	668	514
Issuance of shares for stock purchase plans	70	231
Balance at end of period	97,360	94,328

Treasury stock:
Balance at beginning of period	(4,659)	(3,432)
Repurchases of common stock	(190)	(193)
Balance at end of period	(4,849)	(3,625)

Accumulated other comprehensive income (loss):
Balance at beginning of period	8	(11)
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	(15)	10
Balance at end of period	(7)	(1)

Accumulated deficit:
Balance at beginning of period	(44,068)	(44,994)
Net income (loss)	(1,202)	337
Balance at end of period	(45,270)	(44,657)

Total stockholders' equity, ending balance	$47,235	$46,046

See accompanying notes.

Airgain, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,202)	$337
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	122	177
Amortization	164	164
Amortization of premium (discounts) on investments, net	7	(82)
Stock-based compensation	668	514
Deferred tax liability	—	5
Changes in operating assets and liabilities:
Trade accounts receivable	640	(967)
Inventory	197	68
Prepaid expenses and other assets	238	77
Accounts payable	(291)	504
Accrued bonus	(974)	(1,612)
Accrued liabilities	(426)	(19)
Deferred obligation under operating lease	(45)	(41)
Net cash used in operating activities	(902)	(875)
Cash flows from investing activities:
Purchases of available-for-sale securities	(752)	(10,462)
Maturities of available-for-sale securities	11,400	9,585
Purchases of property and equipment	(115)	(159)
Net cash provided by (used in) investing activities	10,533	(1,036)
Cash flows from financing activities:
Repurchases of common stock	(190)	(193)
Proceeds from issuance of common stock, net	70	231
Net cash provided by (used in) financing activities	(120)	38
Net increase (decrease) in cash, cash equivalents and restricted cash	9,511	(1,873)
Cash, cash equivalents, and restricted cash; beginning of period	13,197	13,621
Cash, cash equivalents, and restricted cash; end of period	$22,708	$11,748
Supplemental disclosure of cash flow information:
Interest paid	$—	$1
Taxes paid	$22	$21
Supplemental disclosure of non-cash investing and financing activities:
Accrual of property and equipment	$21	$—

Cash and cash equivalents	$22,533	$11,748
Restricted cash included in other assets	175	—
Total cash, cash equivalents, and restricted cash	$22,708	$11,748

See accompanying notes.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Basis of Presentation

Business Description

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced antenna technologies used to enable high performance wireless networking across a broad range of markets, including consumer, enterprise and automotive. The Company designs, develops, and engineers its antenna products for original equipment and design manufacturers worldwide. The Company’s headquarters is in San Diego, California with office space and research, design and test facilities in the United States, United Kingdom, China, and Taiwan.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, from which the balance sheet information herein was derived.

The unaudited condensed balance sheet as of December 31, 2019, included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited condensed statements of operations for the three months ended March 31, 2020 and 2019, and the balance sheet data as of March 31, 2020, have been prepared on the same basis as the audited financial statements.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020, or for any future period.

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

Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short maturity of these instruments.

Fair value measurements are market-based measurements, not entity-specific measurements. Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. The Company follows a three-level

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. All short-term investments are classified as available-for-sale securities as of March 31, 2020, and are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are included in other income, in the unaudited condensed statements of operations. The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

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

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2020, the Company’s inventories consist primarily of raw materials. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience. As of March 31, 2020, there is no provision for excess and obsolete inventories.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (loss) on the unaudited condensed balance sheet at March 31, 2020, includes unrealized gains and losses on the Company’s available-for-sale securities.

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2020, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as follows. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates; however, for the current period the provision for income taxes has been determined on the basis of year to date results, as COVID-19 related closures impacted our ability to reasonably forecast full year results by jurisdiction.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB)issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

are recorded. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and interim periods within the fiscal year beginning after December 15, 2021, using a modified retrospective adoption method. The Company continues to evaluate the impact of the standard on its financial statements.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326), Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option for eligible instruments. The effective date and transition methodology for this standard are the same as in ASU 2016-13. The Company continues to evaluate the impact of the standard on its financial statements.

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

The following table presents the computation of net income (loss) per share (in thousands except per share data):

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(1,202)	$337
Denominator:
Weighted average common shares outstanding - basic	9,690	9,626
Plus dilutive effect of potential common shares	—	335
Weighted average common shares outstanding - diluted	9,690	9,961
Net income (loss) per share:
Basic	$(0.12)	$0.03
Diluted	$(0.12)	$0.03

Diluted weighted average common shares outstanding for the three months ended March 31, 2019, includes 335,000 options outstanding.

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2020	2019
Stock options and restricted stock	1,211	468
Warrants outstanding	51	51
Total	1,262	519

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of March 31, 2020, and December 31, 2019 (in thousands):

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Cash and cash equivalents	Short term investments
Cash	$2,048	$—	$—	$2,048	$2,048	$—

Level 1(1):
Money market funds	20,485	—	—	20,485	20,485	—
U.S. treasury securities	2,058	14	—	2,072	—	2,072
Subtotal	22,543	14	—	22,557	20,485	2,072
Level 2(2):
Commercial paper	1,498	—	—	1,498	—	1,498
Corporate debt obligations	4,456	—	(8)	4,448	—	4,448
Repurchase agreements	—	—	—	—	—	—
Asset-backed securities	3,011	—	(13)	2,998	—	2,998
Subtotal	8,965	—	(21)	8,944	—	8,944

Total	$33,556	$14	$(21)	$33,549	$22,533	$11,016

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Cash and cash equivalents	Short term investments
Cash	$3,950	$—	$—	$3,950	$3,950	$—

Level 1(1):
Money market funds	5,500	—	—	5,500	5,500	—
U.S. treasury securities	3,078	2	(1)	3,079	—	3,079
Subtotal	8,578	2	(1)	8,579	5,500	3,079
Level 2(2):
Commercial paper	8,920	—	—	8,920	747	8,173
Corporate debt obligations	5,922	5	(1)	5,926	—	5,926
Repurchase agreements	3,000	—	—	3,000	3,000	—
Asset-backed securities	4,505	3	—	4,508	—	4,508
Subtotal	22,347	8	(1)	22,354	3,747	18,607

Total	$34,875	$10	$(2)	$34,883	$13,197	$21,686
(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
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

The following table presents the Company's short-term investments with unrealized losses by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 (in thousands):

	Less than 12 months
Description of securities	Amortized cost	Unrealized losses

Corporate debt obligations	$3,699	$(8)
Asset-backed securities	3,011	(13)
Total	$6,710	$(21)

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company considers the declines in market value of its short-term investments to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of March 31, 2020, the Company does not consider any of its investments to be other-than temporarily impaired.

The estimated fair value of contractual maturities of short-term investments as of March 31, 2020, is $11.0 million.

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of six to ten years for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Computers, software, and equipment	$572	$572
Furniture, fixtures, and equipment	299	299
Manufacturing and testing equipment	3,462	3,444
Equipment construction in process	136	18
Leasehold improvements	911	911
	5,380	5,244
Less accumulated depreciation	(3,240)	(3,118)
	$2,140	$2,126

Depreciation expense was $122,000 and $177,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 6. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Intangibles, net
March 31, 2020
Customer relationships	10	$4,830	$1,841	$2,989
Developed technologies	9	1,080	439	641
Tradename	3	120	117	3
Total intangible assets, net		$6,030	$2,397	$3,633

December 31, 2019
Customer relationships	10	$4,830	$1,720	$3,110
Developed technologies	9	1,080	406	674
Tradename	3	120	107	13
Total intangible assets, net		$6,030	$2,233	$3,797

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2020 (remaining nine months)	$465
2021	598
2022	563
2023	563
2024	563
Thereafter	881
Total	$3,633

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $164,000 for both the three months ended March 31, 2020 and 2019.

Note 7. Notes Payable and Line of Credit

In January 2018 the Company entered into a second amended and restated loan and security agreement (the Loan Agreement) with Silicon Valley Bank. Under this Loan Agreement the aggregate principal amount available under the revolving line of credit is $10.0 million and requires the Company maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Loan Agreement minus deferred revenue of 1.25 to 1.00. The Loan Agreement also set a borrowing base limit of 80% of the aggregate face amount of all eligible receivables. No balance was owed on the line of credit as of December 31, 2019. The revolving line of credit matured on January 31, 2020.

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

On September 9, 2019, the Board approved a new share repurchase program (the 2019 Program) pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the following twelve-months. The 2019 Program mirrors all aspects and terms of the 2017 Program as described above.

During the three months ended March 31, 2020, the Company repurchased approximately 24,000 shares of common stock under the share repurchase program at an average price per share of $8.03 per share for a total cost of $0.2 million. Since inception of the 2019 Program through March 31, 2020, the Company repurchased a total of approximately 117,000 shares of the Company’s stock for a total cost of $1.2 million.

Note 9. Income Taxes

The Company’s effective income tax rate was (1.4)% and 8.0% for the three months ended March 31, 2020 and 2019, respectively. The variance from the U.S. federal statutory tax rate of 21% for each of the three months ended March 31, 2020 and 2019, was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under Accounting Standards Codification (ASC) Topic 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At March 31, 2020, and December 31, 2019, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 10. Stockholders’ Equity

Shares Reserved for Future Issuance

The following table presents common stock reserved for future issuance(1) (in thousands):

	March 31, 2020	December 31, 2019
Warrants issued and outstanding	51	51
Stock option awards issued and outstanding	1,924	1,600
Authorized for grants under the 2016 Equity Incentive Plan(2)	313	401
Authorized for grants under the 2016 Employee Stock Purchase Plan(3)	268	186
	2,556	2,238

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

(1) Treasury stock in the amount of 489,000 and 465,000 as of March 31, 2020, and December 31, 2019, respectively, are excluded from the table above.

(2) On January 1, 2020, the number of authorized shares in the 2016 Equity Incentive Plan increased by 387,000 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.

(3) On January 1, 2020, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 97,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 11. Stock Based Compensation

Stock Options

The following table summarizes the outstanding stock option activity during the periods indicated (shares in thousands):

		Weighted average
	Number of shares	Exercise price	Remaining contractual term (years)
Balance at December 31, 2019	1,600	$9.98
Granted	341	10.14
Exercised	—	1.90
Expired/Forfeited	(17)	9.70
Balance at March 31, 2020	1,924	10.01	8.1

Vested and exercisable at March 31, 2020	892	8.74	7.0
Vested and expected to vest at March 31, 2020	1,924	10.01	8.1

The weighted average grant date fair value of options granted during the three months ended March 31, 2020, and for the year ended December 31, 2019, was $4.30 and $4.93, respectively. For fully vested stock options, the aggregate intrinsic value as of March 31, 2020, and December 31, 2019, was $1.1 million and $2.3 million, respectively. For stock options expected to vest, the aggregate intrinsic value as of March 31, 2020 and December 31, 2019 was $15,000 and $300,000, respectively.

At March 31, 2020, and December 31, 2019, there was $4.2 million and $3.2 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next four years and is based on the date the options were granted.

Restricted Stock

The following table summarizes the Company's Restricted Stock Unit (RSU) activity for the three months ended March 31, 2020 (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Non-vested balance at December 31, 2019	80	$11.43
Grants	151	10.17
Vested and released	(28)	11.17
Forfeitures	—	—
Non-vested balance at March 31, 2020	203	10.53

As of March 31, 2020, there was $2.0 million of total unrecognized compensation cost related to unvested RSUs having a weighted average remaining contractual term of 2.1 years.

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

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Based on the 15% discount and the fair value of the option feature of the ESPP, it is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The Company received proceeds of $99,000 from the issuance of 15,000 shares under the ESPP in February 2020.

Note 12. Commitments and Contingencies

(a) Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego County, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $247,000 and $235,000 for the three months ended March 31, 2020 and 2019, respectively. With the Company’s recent five year renewal of its San Diego location, the longest lease now expires in November 2025.

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

The future minimum lease payments required under operating leases in effect at March 31, 2020, were as follows (in thousands):

Year ending:
2020 (remaining nine months)	$653
2021	992
2022	719
2023	705
2024	686
2025	615
$4,370

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

Note 13. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three months ended March 31, 2020 and 2019, and customers that accounted for 10% or more of total trade accounts receivable at March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Percentage of net revenue
Customer A	36%	42%
Customer B	8	10

	As of March 31,
	2020	2019
Percentage of gross trade accounts receivable
Customer A	37%	43%
Customer B	8	11
(b)	Concentration of Purchases

During the three months ended March 31, 2020, the Company’s products were primarily manufactured by two vendors in China and by the Company’s Arizona facility.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 14. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

By Sales Channel	Three months ended March 31,
	2020	2019
Fulfillment distributors	$6,082	$8,607
OEM/ODM/Contract manufacturer	4,113	4,826
Other	1,021	1,675
Total	$11,216	$15,108

By Geography
	2020	2019
China	$8,347	$10,811
North America	2,456	2,797
Rest of the world	413	1,500
Total	$11,216	$15,108

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future operating results, financial position and cash flows, the impact of COVID-19, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

In the automotive market our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment and support a variety of technologies that include WiFi, 3G, LTE, Satellite and LPWAN. The fleet and aftermarket segment consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems via long coax cables to provide connectivity to fixed and mobile assets. The majority of our revenues are currently derived from fleet and aftermarket sales and going forward, our strategy is to innovate in the area of integrated active wireless technology and to augment our current sales in the automotive aftermarket with design wins and sales into the automotive original equipment manufacturers, or OEM. In May 2020 we announced a new antenna-modem platform called AirgainConnect. The AirgainConnect platform integrates the modem previously co-located within the vehicular router with the antenna elements into a single low-profile roof-mounted enclosure for Public Safety and Fleet Vehicles. By integrating a modem within an antenna assembly, AirgainConnect helps ensure transmission of the maximum allowable radiated power directly to the antenna elements. AirgainConnect’s patented technology eliminates the signal loss over coax cables that run from mobile routers mounted to roof-mounted antennas, providing significant increase in the coverage area and higher data rates.

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

We believe demand is growing for our advanced antenna solutions and there is a significant market opportunity. The recent evolution of the 802.11 standard to 802.11ax introduces Wi-Fi 6 and Wi-Fi 6E capabilities and this is driving a product cycle refresh within this market. Wi-Fi 6 and Wi-Fi 6E systems are typically more demanding in terms of RF performance leading to greater reliance on the antenna system. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home WLAN device market.

COVID-19 Pandemic

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking actions in an effort to slow COVID-19’s spread, resulting in business closures and limits on consumer and employee travel. We have worked, and continue working, to comply within the framework of local, county, state and federal laws. In that regard, we have implemented a wide range of practices to protect and support our employees and to modify and monitor the engagement with our customers, suppliers, and contract manufacturers. Specifically, in late January 2020, in response to intensifying efforts to contain the spread of COVID 19, we began to monitor or modify our hours of operation and the hours of our employees based in China, as did our contract manufacturers. In the United States, most of our employees are working from home and our offices are reserved for only those who cannot perform certain functions remotely, such as periodic prototyping and testing in our San Diego office, production operations in our Scottsdale office, and testing operations in our remote facilities. Protocols in light of government guidance have been put in place to minimize the risk to those employees whose presence in the office is necessary. Our sales people continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely rather than in-person.

The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers, and disruptions with our contract manufacturers located in Asia. Related to sales, through the date of this filing, we have seen, and may continue to see, disruptions or delays in shipments and product launches. Such disruptions of our customers, suppliers or contract manufacturers has had a negative impact on our sales and operating results, and may continue to have a negative effect in future quarters.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.  This includes new information that may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and additional reactions by consumers, companies, governmental entities and capital markets.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average sales price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on among other things, new and existing end-customers selecting our antenna solutions for their wireless devices and networks, the impact of the COVID-19 pandemic, as discussed above, the proliferation of Wi-Fi connected home devices and data intensive applications, investments in our growth to address customer needs, our ability to target new end markets, development of our product offerings and technology solutions and international expansion, as well as our ability to successfully integrate past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in greater detail in the section entitled “Risk Factors” included in this quarterly report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K.

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

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our antenna products. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. We generally recognize sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently insignificant, we also generate service revenue derived from agreements to provide design, engineering, and testing for a customer.

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

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. Over the next several quarters we expect sales and marketing expenses to fluctuate as a percentage of sales.

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

Provision for Income Taxes

Provision for income taxes consists of federal, state, and foreign income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. It is difficult for us to project future taxable income as the timing and size of sales of our products are variable and difficult to predict. We concluded that it is not more likely than not that we will utilize our deferred tax assets other than those that are offset by reversing temporary differences.

Results of Operations

The following tables set forth our operating results for the periods presented as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2020	2019
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	52.5	55.1
Gross profit	47.5	44.9
Operating expenses:
Research and development	21.6	15.5
Sales and marketing	13.7	15.1
General and administrative	23.9	13.2
Total operating expenses	59.2	43.8
Income (loss) from operations	(11.7)	1.1
Other income	(1.1)	(1.2)
Income (loss) before income taxes	(10.6)	2.3
Provision for income taxes	0.1	0.2
Net income (loss)	(10.7)%	2.1%

Comparison of the Three Months Ended March 31, 2020 (dollars in thousands)

Sales

	Three months ended March 31,
	2020	2019	Decrease	% Change
Sales	$11,216	$15,108	$(3,892)	(25.8)%

Sales decreased $3.9 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, and was primarily driven by the impacts from COVID-19 and a product cycle transition for several large volume embedded antenna products.

Cost of Goods Sold

	Three months ended March 31,
	2020	2019	Decrease	% Change
Cost of goods sold	$5,891	$8,322	$(2,431)	(29.2)%

Cost of goods sold decreased $2.4 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, and is primarily due to the decreased sales in the current quarter.

Gross Profit

	Three months ended March 31,
	2020	2019	Decrease	% Change
Gross profit	$5,325	$6,786	$(1,461)	(21.5)%
Gross profit (percentage of sales)	47.5%	44.9%		2.6%

Gross profit as a percentage of sales increased 2.6% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in gross profit as a percentage of sales is due to a favorable change in the product sales mix.

Operating Expenses

	Three months ended March 31,
	2020	2019	Increase / (Decrease)	% Change
Operating Expenses
Research and development	$2,418	$2,338	$80	3.4%
Sales and marketing	1,539	2,274	(735)	(32.3)
General and administrative	2,678	1,995	683	34.2
Total	$6,635	$6,607	$28	0.4%

Research and Development

Research and development expense increased $0.1 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase is primarily driven by an increase in product development expenses associated with new product launches offset by lower travel expenses.

Sales and Marketing

Sales and marketing expense decreased $0.7 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in personnel-related expenses, lower travel expenses and tradeshow cancellations.

General and Administrative

General and administrative expense increased $0.7 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily due to an increase in personnel-related expenses.

Other Income

	Three months ended March 31,
	2020	2019	Increase / (Decrease)	% Change
Other expense (income):
Interest income	$(124)	$(188)	$64	(34.0)%
Interest expense	—	1	(1)	(100.0)
Total	$(124)	$(187)	$63	(33.7)%

Other income decreased $0.1 for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.The decrease was primarily due to lower interest income on our short term investments.

Liquidity and Capital Resources

We had cash and cash equivalents of $22.5 million and $11.0 million in short term investments at March 31, 2020.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $45.3 million at March 31, 2020.

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

On January 31, 2018, we entered into a second amended and restated loan and security agreement with Silicon Valley Bank, or the Loan Agreement. Under this Loan Agreement the aggregate principal amount available under the revolving line of credit is $10.0 million and requires the Company maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Loan Agreement minus deferred revenue of 1.25 to 1.00. The Loan Agreement also set a borrowing base limit of 80% of the aggregate face amount of all eligible receivables. The revolving line of credit matured on January 31, 2020 and was not renewed.

In August 2017, our board of directors approved a share repurchase program, or the 2017 Program, pursuant to which we could purchase up to $7.0 million of shares of our common stock over the twelve-month period following the establishment of the program. The repurchases under the 2017 Program were made from time to time in the open market or in privately negotiated transactions and are funded from our working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. All shares of common stock repurchased under our 2017 Program were returned to the status of authorized and issued shares of common stock. On August 7, 2018, our board of directors approved an extension to the 2017 Program for an additional twelve-month period ending August 14, 2019.

On September 9, 2019, our board of directors approved a new share repurchase program, or the 2019 Program, pursuant to which we may purchase up to $7.0 million of shares of our common stock over the following twelve-months. The 2019 Program mirrors all aspects and terms of our 2017 Program as described above.

During the three months ended March 31, 2020, we repurchased approximately 24,000 shares of common stock under the 2019 Program at an average price per share of $8.03, for a total cost of  $0.2 million. Since inception of the 2019 Program through March 31, 2020, we have purchased a total of approximately 117,000 shares of common stock for a total cost of $1.2 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(902)	$(875)
Net cash provided by (used in) investing activities	10,533	(1,036)
Net cash provided by (used in) financing activities	(120)	38
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,511	$(1,873)

Net cash used in operating activities.  Net cash used in operating activities was $0.9 million for the three months ended March 31, 2020. This was primarily driven by a net loss of $1.2 million and further adjusted by $0.7 million of changes in operating assets and liabilities offset by net non-cash expenses of $1.0 million.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $10.5 million for the three months ended March 31, 2020. This was primarily driven by $11.4 million in maturities of available-for-sale securities offset by $0.8 million in purchases of available-for-sale securities and $0.1 in purchases of property and equipment.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $0.1 for the three months ended March 31, 2020. This was primarily driven by $0.2 million in common stock repurchases offset by $0.1 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

On February 13, 2020 we entered into an amendment, or the Lease Amendment, to our office lease with Kilroy Realty, L.P. relating to our corporate headquarters, which, among other things, extended the term of the office lease from June 30, 2020 until its new expiration on November 30, 2025. The Lease Amendment provides that the annual base rent for the leased space shall be $588,000, or $49,000 on a monthly basis, for the 12-month period beginning July 1, 2020, which amount shall increase 3% annually beginning on July 1, 2021. We are entitled to base rent abatement for a specified period beginning on July 1, 2020. In addition the Lease Amendment removed the ability for the Company to further extend the lease term by a period of three years upon expiration in 2025.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than as set forth in Note 2 to the unaudited condensed financial statements included in this quarterly report.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors, other than changes to the risk factors set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our financial condition and results of operations could be adversely affected by outbreak of contagious disease such as the recent COVID 19 pandemic

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of COVID-19 first identified in Wuhan, Hubei Province, China, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking actions in an effort to slow COVID-19’s spread, resulting in business closures and a limit on consumer and employee travel. Any outbreak of contagious diseases, and other adverse public health developments, could have a material and adverse effect on our business operations. In late January 2020, in response to intensifying efforts to contain the spread of COVID-19, we began to monitor or modify our hours of operation and the hours of our employees based in China, as did our contract manufacturers. In the United States, most of our employees are working from home and our offices are reserved for only those who cannot perform certain functions remotely, such as periodic prototyping and testing in our San Diego office, production operations in our Scottsdale office, and testing operations in our remote facilities. Our sales people continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely rather than in-person. Specifically, the COVID-19 pandemic has caused, and may continue to cause, a disruption and restriction on our ability to travel, temporary closures of our office buildings and the facilities of our customers or suppliers, and disruptions with our contract manufacturers and suppliers located in Asia. Related to sales, we have seen disruptions and delays in shipments and product launches. Such disruptions of our customers, suppliers and contract manufacturers has had a negative impact on our sales and operating results, and may continue to have a negative effect in future quarters.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time.  This includes new information that may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and additional reactions by consumers, companies, governmental entities and capital markets.  To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchase of our common stock made by us in the three months ended March 31, 2020:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)
January 1, 2020 to January 31, 2020	—	$—	93,214	$5,966,178
February 1, 2020 to February 29, 2020	9,693	8.10	102,907	5,887,636
March 1, 2020 to March 31, 2020	14,000	7.97	116,907	5,776,004

(1)

On September 9, 2019, our board of directors authorized the repurchase over the following twelve months of issued and outstanding shares of our common stock having an aggregate value of up to $7.0 million pursuant to a repurchase program.  As of March 31, 2020, we have repurchased shares of common stock having an aggregate value of approximately $1.2 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock

4.3(3)	Description of Registered Securities

10.1#	Employment Agreement, dated January 13, 2020, by and between David Lyle and the Registrant filed herewith

10.2†	First Amendment to Office Lease, dated February 13, 2020, by and between Kilroy Realty, L.P. and the Registrant filed herewith

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020.
†	Confidential portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates management contract or compensatory plan.
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

AIRGAIN, INC.

Date: May 7, 2020	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: May 7, 2020	/s/ David B. Lyle
David B. Lyle Chief Financial Officer and Secretary (principal financial and accounting officer)