Form 10-Q
period 2020-06-30
AIRGAIN INC
filed 2020-08-06
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 3, 2020, the registrant had 9,654,028 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$28,593	$13,197
Short term investments	6,520	21,686
Trade accounts receivable	4,587	7,656
Inventory	871	1,193
Prepaid expenses and other current assets	1,162	1,361
Total current assets	41,733	45,093
Property and equipment, net	2,211	2,126
Goodwill	3,700	3,700
Customer relationships, net	2,868	3,110
Intangible assets, net	607	687
Other assets	203	10
Total assets	$51,322	$54,726
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,258	$3,838
Accrued bonus	845	1,385
Accrued liabilities and other	1,355	1,536
Total current liabilities	4,458	6,759
Deferred tax liability	30	52
Deferred rent obligation under operating lease	55	11
Total liabilities	4,543	6,822
Stockholders’ equity:
Common stock, par value $0.0001, 200,000 shares authorized; 10,188 shares issued and 9,654 shares outstanding at June 30, 2020; and 10,146 shares issued and 9,681 shares outstanding at December 31, 2019	1	1
Additional paid-in capital	98,035	96,622
Treasury stock, at cost: 534 shares and 465 shares at June 30, 2020, and December 31, 2019, respectively	(5,267)	(4,659)
Accumulated other comprehensive income	16	8
Accumulated deficit	(46,006)	(44,068)
Total stockholders’ equity	46,779	47,904
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$51,322	$54,726

See accompanying notes.

Airgain, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales	$11,446	$14,462	$22,662	$29,570
Cost of goods sold	6,052	7,777	11,943	16,100
Gross profit	5,394	6,685	10,719	13,470
Operating expenses:
Research and development	2,224	2,203	4,642	4,541
Sales and marketing	1,379	2,229	2,918	4,503
General and administrative	2,389	1,757	5,067	3,752
Total operating expenses	5,992	6,189	12,627	12,796
Income (loss) from operations	(598)	496	(1,908)	674
Other expense (income):
Interest income, net	(47)	(189)	(171)	(376)
Other expense	11	—	11	—
Total other income	(36)	(189)	(160)	(376)
Income (loss) before income taxes	(562)	685	(1,748)	1,050
Provision for income taxes	174	23	190	52
Net income (loss)	$(736)	$662	$(1,938)	$998
Net income (loss) per share:
Basic	$(0.08)	$0.07	$(0.20)	$0.10
Diluted	$(0.08)	$0.07	$(0.20)	$0.10
Weighted average shares used in calculating income (loss) per share:
Basic	9,683	9,697	9,686	9,661
Diluted	9,683	10,128	9,686	10,071

See accompanying notes.

Airgain, Inc.

Condensed Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(736)	$662	$(1,938)	$998
Unrealized gain on available-for-sale securities, net of deferred taxes	23	13	8	23
Total comprehensive income (loss)	$(713)	$675	$(1,930)	$1,021

See accompanying notes.

Airgain, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balance	$47,235	$46,045	$47,904	$45,147

Common stock:
Balance at beginning of period	1	1	1	1
Stock-based compensation	—	—	—	—
Issuance of shares for stock purchase plan	—	—	—	—
Balance at end of period	1	1	1	1

Additional paid-in capital:
Balance at beginning of period	97,360	94,328	96,622	93,583
Stock-based compensation	654	542	1,322	1,056
Issuance of shares for stock purchase plan	21	358	91	589
Balance at end of period	98,035	95,228	98,035	95,228

Treasury stock:
Balance at beginning of period	(4,849)	(3,625)	(4,659)	(3,432)
Repurchases of common stock	(418)	-	(608)	(193)
Balance at end of period	(5,267)	(3,625)	(5,267)	(3,625)

Accumulated other comprehensive income (loss):
Balance at beginning of period	(7)	(1)	8	(11)
Unrealized gain on available-for-sale securities, net of deferred taxes	23	13	8	23
Balance at end of period	16	12	16	12

Accumulated deficit:
Balance at beginning of period	(45,270)	(44,658)	(44,068)	(44,994)
Net income (loss)	(736)	662	(1,938)	998
Balance at end of period	(46,006)	(43,996)	(46,006)	(43,996)

Total stockholders' equity, ending balance	$46,779	$47,620	$46,779	$47,620

See accompanying notes.

Airgain, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,938)	$998
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	242	268
Loss on disposal of property and equipment	11	—
Amortization	322	328
Amortization of premium (discounts) on investments, net	27	(185)
Stock-based compensation	1,322	1,056
Deferred tax liability	(22)	(8)
Changes in operating assets and liabilities:
Trade accounts receivable	3,069	(2,709)
Inventory	322	256
Prepaid expenses and other assets	188	(41)
Accounts payable	(1,576)	1,231
Accrued bonus	(540)	(1,168)
Accrued liabilities and other	(137)	198
Net cash provided by operating activities	1,290	224
Cash flows from investing activities:
Purchases of available-for-sale securities	(752)	(21,065)
Maturities of available-for-sale securities	15,899	20,870
Purchases of property and equipment	(349)	(405)
Net cash provided by (used in) investing activities	14,798	(600)
Cash flows from financing activities:
Repurchases of common stock	(608)	(193)
Proceeds from issuance of common stock, net	91	589
Net cash provided by (used in) financing activities	(517)	396
Net increase in cash, cash equivalents and restricted cash	15,571	20
Cash, cash equivalents, and restricted cash; beginning of period	13,197	13,621
Cash, cash equivalents, and restricted cash; end of period	$28,768	$13,641

Supplemental disclosure of cash flow information:
Taxes paid	$59	$46
Supplemental disclosure of non-cash investing and financing activities:
Accrual of property and equipment	$—	$169

Cash and cash equivalents	$28,593	$13,641
Restricted cash included in other assets	175	—
Total cash, cash equivalents, and restricted cash	$28,768	$13,641

See accompanying notes.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

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

The unaudited condensed statements of operations for the three and six months ended June 30, 2020 and 2019, and the balance sheet data as of June 30, 2020, have been prepared on the same basis as the audited financial statements.

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

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. All short-term investments are classified as available-for-sale securities as of June 30, 2020, and are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are included in other income, in the unaudited condensed statements of operations. The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

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

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of June 30, 2020, the Company’s inventories consist primarily of raw materials. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience. As of June 30, 2020, there is no provision for excess and obsolete inventories.

Note 2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2020, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326), Targeted Transition Relief, which provides entities that have certain instruments within the scope of Accounting Standards Codification (ASC) 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option for eligible instruments. The effective date and transition methodology for this standard are the same as in ASU 2016-13. The Company continues to evaluate the impact of the standard on its financial statements.

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

The following table presents the computation of net income (loss) per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(736)	$662	$(1,938)	$998
Denominator:
Weighted average common shares outstanding - basic	9,683	9,697	9,686	9,661
Plus dilutive effect of potential common shares	—	431	—	410
Weighted average common shares outstanding - diluted	9,683	10,128	9,686	10,071
Net income (loss) per share:
Basic	$(0.08)	$0.07	$(0.20)	$0.10
Diluted	$(0.08)	$0.07	$(0.20)	$0.10

Diluted weighted average common shares outstanding for the three months ended June 30, 2019 includes 9,000 warrants and 422,000 options outstanding. Diluted weighted average common shares outstanding for the six months ended June 30, 2019 includes 5,000 warrants and 405,000 options outstanding.

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options and restricted stock	1,847	67	1,762	258
Warrants outstanding	51	—	51	—
Total	1,898	67	1,813	258

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Cash and cash equivalents	Short term investments
Cash	$3,747	$—	$—	$3,747	$3,747	$—

Level 1:
Money market funds	24,846	—	—	24,846	24,846	—
U.S. treasury securities	2,067	5	—	2,072	—	2,072
Subtotal	26,913	5	—	26,918	24,846	2,072
Level 2:
Commercial paper	—	—	—	—	—	—
Corporate debt obligations	2,182	7	—	2,189	—	2,189
Repurchase agreements	—	—	—	—	—	—
Asset-backed securities	2,254	5	—	2,259	—	2,259
Subtotal	4,436	12	—	4,448	—	4,448

Total	$35,096	$17	$-	$35,113	$28,593	$6,520

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Cash and cash equivalents	Short term investments
Cash	$3,950	$—	$—	$3,950	$3,950	$—

Level 1:
Money market funds	5,500	—	—	5,500	5,500	—
U.S. treasury securities	3,078	2	(1)	3,079	—	3,079
Subtotal	8,578	2	(1)	8,579	5,500	3,079
Level 2:
Commercial paper	8,920	—	—	8,920	747	8,173
Corporate debt obligations	5,922	5	(1)	5,926	—	5,926
Repurchase agreements	3,000	—	—	3,000	3,000	—
Asset-backed securities	4,505	3	—	4,508	—	4,508
Subtotal	22,347	8	(1)	22,354	3,747	18,607

Total	$34,875	$10	$(2)	$34,883	$13,197	$21,686

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

The Company considers the declines in market value of its short-term investments to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of June 30, 2020, the Company does not consider any of its investments to be other-than temporarily impaired.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Computers and software	$577	$572
Furniture, fixtures, and equipment	299	299
Manufacturing and testing equipment	3,718	3,444
Construction in process	31	18
Leasehold improvements	912	911
	5,537	5,244
Less accumulated depreciation	(3,326)	(3,118)
	$2,211	$2,126

Depreciation expense was $122,000 and $91,000 for the three months ended June 30, 2020 and 2019, respectively, and $242,000 and $268,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 6. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Intangibles, net
June 30, 2020
Customer relationships	10	$4,830	$1,962	$2,868
Developed technologies	9	1,080	473	607
Tradename	3	120	120	—
Total intangible assets, net		$6,030	$2,555	$3,475

December 31, 2019
Customer relationships	10	$4,830	$1,720	$3,110
Developed technologies	9	1,080	406	674
Tradename	3	120	107	13
Total intangible assets, net		$6,030	$2,233	$3,797

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2020 (remaining six months)	$308
2021	598
2022	563
2023	563
2024	563
Thereafter	880
Total	$3,475

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $157,000 and $164,000 for the three months ended June 30, 2020 and 2019, respectively, and $322,000 and $328,000 for the six months ended June 30, 2020 and 2019, respectively.

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

During the three and six months ended June 30, 2020, the Company repurchased approximately 46,000 and 69,000 shares of common stock, respectively, under the share repurchase program. For the three months ended June 30, 2020, the shares were repurchased at an average price of $9.17 per share for a total cost of $418,000. For the six months ended June 30, 2020, the shares were repurchased at an average price of $8.78 per share for a total cost of $608,000. Since inception of the 2019 Program through June 30, 2020, the Company repurchased a total of approximately 162,000 shares of the Company’s stock for a total cost of $1.6 million.

Note 9. Income Taxes

The Company’s effective income tax rate was (10.87)% and 4.97% for the six months ended June 30, 2020 and 2019, respectively. The variance from the U.S. federal statutory tax rate of 21% for each of the six months ended June 30, 2020 and 2019, was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC Topic 740 Income Taxes. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At June 30, 2020, and December 31, 2019, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 10. Stockholders’ Equity

The following table presents common stock reserved for future issuance(1) (in thousands):

	June 30, 2020	December 31, 2019
Warrants issued and outstanding	51	51
Stock option awards issued and outstanding	1,883	1,600
Authorized for grants under the 2016 Equity Incentive Plan(2)	351	401
Authorized for grants under the 2016 Employee Stock Purchase Plan(3)	268	186
	2,553	2,238

(1) Treasury stock in the amount of 534,000 and 465,000 as of June 30, 2020, and December 31, 2019, respectively, are excluded from the table above.

(2) On January 1, 2020, the number of authorized shares in the 2016 Equity Incentive Plan increased by 387,000 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.

(3) On January 1, 2020, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 97,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 11. Stock Based Compensation

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of shares	Exercise price	Remaining contractual term (years)
Balance at December 31, 2019	1,600	$9.98
Granted	375	9.99
Exercised	(3)	6.17
Expired/Forfeited	(89)	10.25
Balance at June 30, 2020	1,883	9.97	8.0

Vested and exercisable at June 30, 2020	929	8.79	7.0
Vested and expected to vest at June 30, 2020	1,883	9.97	8.0

The weighted average grant date fair value of options granted during the six months ended June 30, 2020 and for the year ended December 31, 2019, was $4.25 and $4.93, respectively. For fully vested stock options, the aggregate intrinsic value as of June 30, 2020 and December 31, 2019, was $2.5 million and $2.3 million, respectively. For stock options expected to vest, the aggregate intrinsic value as of June 30, 2020, and December 31, 2019, was $0.3 million.

At June 30, 2020, and December 31, 2019, there was $3.8 million and $3.2 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next four years and is based on the date the options were granted.

Restricted Stock

The following table summarizes the Company's Restricted Stock Unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Non-vested balance at December 31, 2019	80	$11.43
Grants	151
Vested and released	(28)
Forfeitures	—	—
Non-vested balance at June 30, 2020	203	10.53

As of June 30, 2020, there was $1.8 million of total unrecognized compensation cost related to unvested RSUs having a weighted average remaining contractual term of 1.8 years.

Employee Stock Purchase Plan (ESPP)

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

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

The Company received proceeds of $99,000 from the issuance of approximately 15,000 shares under the ESPP in February 2020.

Note 12. Commitments and Contingencies

(a) Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego County, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $301,000 and $255,000 for the three months ended June 30, 2020 and 2019, respectively, and $548,000 and $490,000 for the six months ended June 30, 2020 and 2019, respectively. With the Company’s recent five year renewal of its San Diego location, the longest lease now expires in November 2025.

The future minimum lease payments required under operating leases in effect at June 30, 2020, were as follows (in thousands):

Year ending:
2020 (remaining six months)	$361
2021	992
2022	719
2023	705
2024	686
2025	615
$4,078

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

Notes to Condensed Financial Statements

(Unaudited)

Note 13. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and six months ended June 30, 2020 and 2019, and customers that accounted for 10% or more of total trade accounts receivable at June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Percentage of net revenue
Customer A	31%	37%	33%	39%
Customer B	14	—	12	1
Customer C	7	15	7	12
Customer D	7	10	4	6

	As of June 30,
	2020	2019
Percentage of gross trade accounts receivable
Customer A	22%	44%
Customer B	16	8
Customer C	11	1
Customer D	11	—
Customer E	5	15
(b)	Concentration of Purchases

During the three and six months ended June 30, 2020, the Company’s products were primarily manufactured by two vendors in China and by the Company’s Arizona facility.

Note 14. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
By Sales Channel:
Fulfillment distributors	$5,334	$8,152	$11,416	$16,758
OEM/ODM/Contract manufacturer	4,898	4,462	9,012	9,288
Other	1,214	1,848	2,234	3,524
Total	$11,446	$14,462	$22,662	$29,570

By Geography:
China	$8,542	$10,774	$16,889	$21,586
North America	2,483	2,914	4,939	5,711
Rest of the world	421	774	834	2,273
Total	$11,446	$14,462	$22,662	$29,570

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

The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. Within this market our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, and remote radio heads. Within this market we support an array of technologies, including WiFi, LTE, 5G and LPWAN.

In the automotive market our antennas are deployed in a variety of wireless connectivity solutions, primarily in the fleet and aftermarket segment, and support a variety of technologies that include WiFi, 3G, LTE, 5G, Satellite, and LPWAN. The fleet and aftermarket segment consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems via long coax cables to provide connectivity to fixed and mobile assets. The majority of our automotive revenues are currently derived from fleet and aftermarket sales and going forward, our strategy is to innovate in the area of integrated active wireless technology and to augment our current sales in the automotive aftermarket with design wins and sales into the automotive original equipment manufacturers, or OEM. In May 2020 we announced a new antenna-modem platform called AirgainConnect, as well as the AirgainConnect AC-HPUE, the first antenna-modem from the platform. The AirgainConnect platform integrates the modem previously co-located within the vehicular router with the antenna elements into a single low-profile roof-mounted enclosure for Public Safety, Fleet, and Enterprise vehicles. By integrating a modem within an antenna assembly, AirgainConnect helps ensure transmission of the maximum allowable radiated power directly to the antenna elements. AirgainConnect’s patented technology eliminates the signal loss over coax cables that run from mobile routers mounted to roof-mounted antennas, providing significant increase in the coverage area and higher data rates. AirgainConnect AC-HPUE includes an integrated FirstNet Ready high-power LTE modem supporting the 3GPP Band 14 High Power UE output power functionality. We have partnered with Assured Wireless Corporation to utilize the industry’s first FirstNet Ready certified Band 14 HPUE modem module for AirgainConnect AC-HPUE. FirstNet, built with AT&T in a public-private partnership with the First Responder Network Authority (FirstNet Authority), is the only nationwide, high-speed broadband communications platform dedicated to and purpose-built for America’s first responders and the extended public safety community. In August 2020 AT&T certified AirgainConnect for operating on the carrier’s LTE network. We expect shipments of AirgainConnect AC-HPUE to commence in the fourth quarter of 2020.

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

We believe demand is growing for our advanced antenna solutions and there is a significant market opportunity. The recent evolution of the 802.11 standard to 802.11ax introduces Wi-Fi 6 and Wi-Fi 6E capabilities and this is driving a product cycle refresh within this market. Similarly, the evolution of the 3GPP cellular standards to include 5GNR is driving a product refresh cycle and demand for new devices with support for 5G across all three of our target markets. 5GNR, Wi-Fi 6 and Wi-Fi 6E systems are typically more demanding in terms of RF performance leading to greater reliance on the antenna system. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home WLAN device market, as well as a growing footprint in 4G and 5G.

COVID-19 Pandemic

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking actions in an effort to slow COVID-19’s spread, resulting in business closures and limits on consumer and employee travel. We have worked, and continue working, to comply within the framework of local, county, state and federal laws. In that regard, we have implemented a wide range of practices to protect and support our employees and to modify and monitor the engagement with our customers, suppliers, and contract manufacturers. Specifically in response to intensifying efforts to contain the spread of COVID 19, we began to monitor or modify our hours of operation and the hours of our employees based in China, as did our contract manufacturers. As the situation progressed and the outbreak was stabilized in China, our workers and facilities, as well as those of our contract manufacturers, returned to full function with precautions in place to help prevent outbreak or spread of the virus. In the United States, most of our employees are working from home and our offices are reserved for only those who cannot perform certain functions remotely, such as periodic prototyping and testing in our San Diego office, production operations in our Scottsdale office, and testing operations in our remote facilities. Protocols in light of government guidance have been put in place to minimize the risk to those employees whose presence in the office is necessary. Our salespeople continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely rather than in-person.

The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers, and during the first quarter disruptions with our contract manufacturers located in Asia. Related to sales, although we saw orders beginning to rebound in the second quarter in the consumer market, through the date of this filing we have seen, and may continue to see, disruptions or delays in shipments and product launches. Such disruptions of our customers has had a negative impact on our sales and operating results, and may continue to have a negative effect in future quarters.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.  This includes new information that may emerge concerning COVID-19, the success of actions taken to contain or treat COVID-19 and additional reactions by consumers, companies, governmental entities and capital markets.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average sales price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are extremely price conscious and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on among other things, new and existing end-customers selecting our antenna solutions for their wireless devices and networks, the impact of the COVID-19 pandemic, as discussed above, the launch timing and deployment level of AirgainConnect AC-HPUE, the proliferation of Wi-Fi connected home devices and data intensive applications, trends related to in-house design in our traditional set top market, investments in our growth to address customer needs, our ability to target new end markets, development of our product offerings and technology solutions and international expansion, as well as our ability to successfully integrate past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in greater detail in the section entitled “Risk Factors” included in this quarterly report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K.

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

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our antenna products. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. We generally recognize sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently insignificant, we also generate revenue derived from customer agreements to provide design, engineering, and testing services.

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

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses, and insurance. We may also incur expenses from consultants and for prototyping new antenna solutions. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of new solutions and markets and as we invest in improving efficiencies within our supply chain, although our research and development expense may fluctuate as a percentage of total sales.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.9	53.8	52.7	54.4
Gross profit	47.1	46.2	47.3	45.6
Operating expenses:
Research and development	19.4	15.2	20.5	15.4
Sales and marketing	12.0	15.4	12.9	15.2
General and administrative	20.9	12.1	22.4	12.7
Total operating expenses	52.3	42.7	55.8	43.3
Income (loss) from operations	(5.2)	3.5	(8.5)	2.3
Other income	(0.3)	(1.3)	(0.7)	(1.3)
Income (loss) before income taxes	(4.9)	4.8	(7.8)	3.6
Provision for income taxes	1.5	0.2	0.8	0.2
Net income (loss)	(6.4)%	4.6%	(8.6)%	3.4%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019 (dollars in thousands)

Sales

	Three months ended June 30,
	2020	2019	Decrease	% Change

Sales	$11,446	$14,462	$(3,016)	(20.9)%

	Six months ended June 30,
	2020	2019	Decrease	% Change
Sales	$22,662	$29,570	$(6,908)	(23.4)%

Sales decreased $3.0 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, and was primarily driven by the impacts from COVID-19 and a product cycle transition for several large volume embedded antenna products.

Sales decreased $6.9 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, and was primarily driven by the impacts from COVID-19 and a product cycle transition for several large volume embedded antenna products.

Cost of Goods Sold

	Three months ended June 30,
	2020	2019	Decrease	% Change

Cost of goods sold	$6,052	$7,777	$(1,725)	(22.2)%

	Six months ended June 30,
	2020	2019	Decrease	% Change
Cost of goods sold	$11,943	$16,100	$(4,157)	(25.8)%

Cost of goods sold decreased $1.7 million or 22.2%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, and was primarily due to the decreased sales in the current quarter.

Cost of goods sold decreased $4.2 million or 25.8% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, and was primarily due to the decreased sales in the current year.

Gross Profit

	Three months ended June 30,
	2020	2019	Decrease	% Change

Gross profit	$5,394	$6,685	$(1,291)	(19.3)%
Gross profit (percentage of sales)	47.1%	46.2%		0.9%

	Six months ended June 30,
	2020	2019	Decrease	% Change

Gross profit	$10,719	$13,470	$(2,751)	(20.4)%
Gross profit (percentage of sales)	47.3%	45.6%		1.7%

Gross profit as a percentage of sales increased 0.9% for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase in gross profit as a percentage of sales was due to a favorable change in the product sales mix.

Gross profit as a percentage of sales increased 1.7% for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase in gross profit as a percentage of sales was due to a favorable change in the product sales mix.

Operating Expenses

	Three months ended June 30,
	2020	2019	Increase / (Decrease)	% Change
Operating Expenses
Research and development	$2,224	$2,203	$21	1.0%
Sales and marketing	1,379	2,229	(850)	(38.1)
General and administrative	2,389	1,757	632	36.0
Total	$5,992	$6,189	$(197)	(3.2)%

	Six months ended June 30,
	2020	2019	Increase / (Decrease)	% Change
Operating Expenses
Research and development	$4,642	$4,541	$101	2.2%
Sales and marketing	2,918	4,503	(1,585)	(35.2)
General and administrative	5,067	3,752	1,315	35.0
Total	$12,627	$12,796	$(169)	(1.3)%

Research and Development

Research and development expense was relatively flat for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Research and development expense increased $0.1 million or 2.2%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily driven by an increase in product development expenses associated with new product launches offset by lower travel expenses.

Sales and Marketing

Sales and marketing expense decreased $0.9 million or 38.1%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease in personnel-related expenses, lower travel expenses, and tradeshow cancellations.

Sales and marketing expense decreased $1.6 million or 35.2%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease in personnel-related expenses, lower travel expenses, and tradeshow cancellations.

General and Administrative

General and administrative expense increased $0.6 million or 36.0%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily due to an increase in personnel-related expenses.

General and administrative expense increased $1.3 million or 35.0%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily due to an increase in personnel-related expenses.

Other Income

	Three months ended June 30,
	2020	2019	(Increase) / Decrease	% Change
Other expense (income):
Interest income, net	$(47)	$(189)	$142	(75.1)%
Other expense	11	—	(11)	—
Total	$(36)	$(189)	$131	(69.3)%

	Six months ended June 30,
	2020	2019	(Increase) / Decrease	% Change
Other expense (income):
Interest income, net	(171)	$(376)	$205	(54.5)%
Other expense	11	—	(11)	—
Total	$(160)	$(376)	$194	(51.6)%

Other income decreased $0.1 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.The decrease was primarily due to lower interest income on our short-term investments.

Other income decreased $0.2 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily due to lower interest income on our short-term investments.

Liquidity and Capital Resources

We had cash and cash equivalents of $28.6 million and $6.5 million in short-term investments at June 30, 2020.

Before 2013, we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $46.0 million at June 30, 2020.

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

During the six months ended June 30, 2020, we repurchased approximately 69,000 shares of common stock under the 2019 Program at an average price per share of $8.78, for a total cost of $608,000. Since inception of the 2019 Program through June 30, 2020, we have purchased a total of approximately 162,000 shares of common stock for a total cost of $1.6 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities	$1,290	$224
Net cash provided by (used in) investing activities	14,798	(600)
Net cash provided by (used in) financing activities	(517)	396
Net increase in cash, cash equivalents and restricted cash	$15,571	$20

Net cash provided by operating activities.  Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2020. This was primarily driven by $1.9 million non-cash expenses and $1.3 million net changes in operating assets and liabilities offset by a net loss of $1.9 million.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $14.8 million for the six months ended June 30, 2020. This was primarily driven by $15.9 million in maturities of available-for-sale securities offset by $0.8 million in purchases of available-for-sale securities and $0.3 million in purchases of property and equipment.

Net cash provided by (used in) financing activities.  Net cash used in financing activities was $0.5 million for the six months ended June 30, 2020. This was primarily driven by $0.6 million in common stock repurchases offset by $0.1 million in net proceeds from common stock issuances pursuant to stock awards.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

On February 13, 2020 we entered into an amendment, or the Lease Amendment, to our office lease with Kilroy Realty, L.P. relating to our corporate headquarters, which, among other things, extended the term of the office lease from June 30, 2020, until its new expiration on November 30, 2025. The Lease Amendment provides that the annual base rent for the leased space shall be $588,000 or $49,000 on a monthly basis for the 12-month period beginning July 1, 2020, which amount shall increase 3% annually beginning on July 1, 2021. We are entitled to base rent abatement for a specified period beginning on July 1, 2020. In addition the Lease Amendment removed the ability for the Company to further extend the lease term by a period of three years upon expiration in 2025.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors, other than as previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and changes to the risk factors set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We generally rely on a limited number of contract manufacturers to produce and ship our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products.

We have limited manufacturing capability, solely with respect to antennas deployed in the fleet automotive market. For all of our other products, we outsource the manufacturing, assembly and testing of products. We historically relied on two contract manufacturers, which are both located in China, to manufacture, control quality of, and ship our products. We recently engaged an additional contract manufacturer located in Myanmar to expand our capacity, and to diversify the countries in which our products are manufactured. We do not have long-term contracts with these manufacturers that commit them to manufacture products for us and we have limited direct control over their activities. In addition, we may experience delays or quality issues as we begin to ramp up our new contract manufacturer. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

•	manage capacity during periods of high demand;
•	meet delivery schedules;
•	assure the quality of our products;
•	ensure adequate supplies of materials;
•	protect our intellectual property; and

We manufacture products for our automotive market primarily in our facilities in Scottsdale, Arizona. We may not be able to manufacture our products with consistent and satisfactory quality or in sufficient quantities to meet demand. We also may experience delays or disruptions at our manufacturing facilities, which could result in delays of product shipments to our customers. Any failure by us or our contract manufacturers to timely deliver products of satisfactory quality or in sufficient quantities in compliance with applicable laws could hurt our reputation, cause customers to cancel orders or refrain from placing new orders for our products, which could have a material adverse effect on our business, operating results, and financial condition.

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

For example, in May 2020 we announced our new platform, AirgainConnect, as well as AirgainConnect AC-HPUE. We have partnered with Assured Wireless Corporation to utilize the industry’s first FirstNet Ready certified Band 14 HPUE modem module for AirgainConnect AC-HPUE. In August 2020, AT&T certified AirgainConnect for operating on the carrier’s LTE network. AT&T is solely responsible for the launch of the HPUE feature of its FirstNet network, and the successful launch and product deployment of our AirgainConnect AC-HPUE is dependent on the operation of that feature. If AT&T fails to release and launch the HPUE feature on its FirstNet network or such network encounters technical difficulties, our launch and deployment of the AirgainConnect AC-HPUE product could be materially delayed or otherwise adversely impacted. In addition, we rely on Assured Wireless to provide the modem module for integration into AC-HPUE. Any failure on the part of Assured Wireless to timely provide the modem, or any quality or performance issues with such component, could adversely impact sales of the AC-HPUE. In addition, our expectations regarding the size of the AirgainConnect and AC-HPUE market and our ability to capture market share may be inaccurate, and we may not achieve material sales of such products on the timing we expect, or at all.

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

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchase of our common stock made by us in the three months ended June 30, 2020(shares in thousands):

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar amount of shares that may yet be purchased under the program (1)

April 1, 2020 to April 30, 2020	—	$—	117	$5,776
May 1, 2020 to May 31, 2020	11	8.18	128	5,683
June 1, 2020 to June 30, 2020	34	9.50	162	5,358

(1)

On September 9, 2019, our board of directors authorized the repurchase over the following twelve months of issued and outstanding shares of our common stock having an aggregate value of up to $7.0 million pursuant to a repurchase program. As of June 30, 2020, we have repurchased shares of common stock having an aggregate value of approximately $1.6 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock

4.3(3)	Description of Registered Securities

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020.
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

AIRGAIN, INC.

Date: August 6, 2020	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: August 6, 2020	/s/ David B. Lyle
David B. Lyle Chief Financial Officer and Secretary (principal financial and accounting officer)