Form 10-Q
period 2020-09-30
AIRGAIN INC
filed 2020-11-05
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 2, 2020, the registrant had 9,767,957 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$35,795	$13,197
Short-term investments	2,184	21,686
Trade accounts receivable	4,182	7,656
Inventory	1,077	1,193
Prepaid expenses and other current assets	1,469	1,361
Total current assets	44,707	45,093
Property and equipment, net	2,323	2,126
Goodwill	3,700	3,700
Customer relationships, net	2,748	3,110
Intangible assets, net	574	687
Other assets	197	10
Total assets	$54,249	$54,726
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,078	$3,838
Accrued bonus	1,220	1,385
Accrued liabilities and other	1,653	1,536
Total current liabilities	5,951	6,759
Deferred tax liability	44	52
Deferred rent obligation under operating lease	190	11
Total liabilities	6,185	6,822
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,302 shares issued and 9,768 shares outstanding at September 30, 2020; and 10,146 shares issued and 9,681 shares outstanding at December 31, 2019	99,597	96,623
Treasury stock, at cost: 534 shares and 465 shares at September 30, 2020, and December 31, 2019, respectively	(5,267)	(4,659)
Accumulated other comprehensive income	1	8
Accumulated deficit	(46,267)	(44,068)
Total stockholders’ equity	48,064	47,904
Commitments and contingencies (note 12)
Total liabilities and stockholders’ equity	$54,249	$54,726

See accompanying notes.

Airgain, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$13,010	$13,142	$35,672	$42,713
Cost of goods sold	6,981	7,067	18,924	23,167
Gross profit	6,029	6,075	16,748	19,546
Operating expenses:
Research and development	2,231	2,403	6,873	6,944
Sales and marketing	1,559	1,461	4,477	5,964
General and administrative	2,439	2,416	7,506	6,168
Total operating expenses	6,229	6,280	18,856	19,076
Income (loss) from operations	(200)	(205)	(2,108)	470
Other expense (income):
Interest income, net	(23)	(183)	(194)	(558)
Other expense	—	—	11	—
Total other income	(23)	(183)	(183)	(558)
Income (loss) before income taxes	(177)	(22)	(1,925)	1,028
Provision for income taxes	84	113	274	165
Net income (loss)	$(261)	$(135)	$(2,199)	$863
Net income (loss) per share:
Basic	$(0.03)	$(0.01)	$(0.23)	$0.09
Diluted	$(0.03)	$(0.01)	$(0.23)	$0.09
Weighted average shares used in calculating income (loss) per share:
Basic	9,710	9,711	9,694	9,678
Diluted	9,710	9,711	9,694	10,083

See accompanying notes.

Airgain, Inc.

Condensed Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(261)	$(135)	$(2,199)	$863
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	(15)	1	(7)	24
Comprehensive income (loss)	$(276)	$(134)	$(2,206)	$887

See accompanying notes.

Airgain, Inc.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balance	$46,779	$47,620	$47,904	$45,147

Common stock and additional paid-in capital:
Balance at beginning of period	98,036	95,229	96,623	93,584
Stock-based compensation	633	549	1,956	1,605
Issuance of shares for stock purchase plan	928	190	1,018	779
Balance at end of period	99,597	95,968	99,597	95,968

Treasury stock:
Balance at beginning of period	(5,267)	(3,625)	(4,659)	(3,432)
Repurchases of common stock	—	(606)	(608)	(799)
Balance at end of period	(5,267)	(4,231)	(5,267)	(4,231)

Accumulated other comprehensive income (loss):
Balance at beginning of period	16	12	8	(11)
Other comprehensive income (loss)	(15)	1	(7)	24
Balance at end of period	1	13	1	13

Accumulated deficit:
Balance at beginning of period	(46,006)	(43,996)	(44,068)	(44,994)
Net income (loss)	(261)	(135)	(2,199)	863
Balance at end of period	(46,267)	(44,131)	(46,267)	(44,131)

Total stockholders' equity, ending balance	$48,064	$47,619	$48,064	$47,619

See accompanying notes.

Airgain, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,199)	$863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	348	373
Loss on disposal of property and equipment	11	—
Amortization	475	491
Amortization of premium (discounts) on investments, net	49	(248)
Stock-based compensation	1,956	1,605
Deferred tax liability	(8)	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,474	(1,551)
Inventory	116	86
Prepaid expenses and other assets	(120)	(500)
Accounts payable	(756)	305
Accrued bonus	(165)	(674)
Accrued liabilities and other	296	125
Net cash provided by operating activities	3,477	875
Cash flows from investing activities:
Purchases of available-for-sale securities	(753)	(30,080)
Maturities of available-for-sale securities	20,199	29,520
Purchases of property and equipment	(560)	(1,045)
Net cash provided by (used in) investing activities	18,886	(1,605)
Cash flows from financing activities:
Repurchases of common stock	(608)	(799)
Proceeds from issuance of common stock, net	1,018	779
Net cash provided by (used in) financing activities	410	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,773	(750)
Cash, cash equivalents, and restricted cash; beginning of period	13,197	13,621
Cash, cash equivalents, and restricted cash; end of period	$35,970	$12,871

Supplemental disclosure of cash flow information:
Taxes paid	$137	$54
Supplemental disclosure of non-cash investing and financing activities:
Accrual of property and equipment	$—	$4

Cash and cash equivalents	$35,795	$12,871
Restricted cash included in other assets	175	—
Total cash, cash equivalents, and restricted cash	$35,970	$12,871

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

The unaudited condensed statements of operations for the three and nine months ended September 30, 2020 and 2019, and the balance sheet data as of September 30, 2020, have been prepared on the same basis as the audited financial statements.

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

Cash Equivalents and Short-Term Investments

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities and asset backed securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. All short-term investments are classified as available-for-sale securities as of September 30, 2020, and are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are included in other income, in the unaudited condensed statements of operations. The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In certain instances shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet. The Company also manufactures certain of its products at its facility located in Scottsdale, Arizona.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2020, the Company’s inventories consist primarily of raw materials. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience. As of September 30, 2020, and December 31, 2019, there is no provision for excess and obsolete inventories.

Note 2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2020, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. Because of the Company’s emerging growth status, ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company will adopt the new accounting standard using the modified retrospective transition option as of the effective date on January 1, 2021. The Company’s initial evaluation of its current leases does not indicate that the adoption of this standard will have an impact on its statements of operations. The Company expects that the adoption of the standard will have an impact on its balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In December 2019, the FASB issued ASU 2019-10, Effective Dates which updated the effective dates of adoption of ASU 2016-13. ASU 2016-13 is effective, for Smaller Reporting Companies, for annual and interim periods in fiscal years beginning after December 15, 2022. Companies are required to adopt the standard using a modified retrospective adoption method. The Company continues to evaluate the impact of the standard on its financial statements.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 which requires a hypothetical purchase price allocation and may require the services of valuation experts. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company in annual periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt ASU 2017-04 and believes the standard will have no impact on its ongoing financial reporting.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. Based on the Company’s emerging growth company status the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU as of September 30, 2020. The ASU is currently not expected to have a material impact on the Company’s financial statements.

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

The following table presents the computation of net income (loss) per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(261)	$(135)	$(2,199)	$863
Denominator:
Weighted average common shares outstanding - basic	9,710	9,711	9,694	9,678
Plus dilutive effect of potential common shares	—	—	—	405
Weighted average common shares outstanding - diluted	9,710	9,711	9,694	10,083
Net income (loss) per share:
Basic	$(0.03)	$(0.01)	$(0.23)	$0.09
Diluted	$(0.03)	$(0.01)	$(0.23)	$0.09

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Diluted weighted average common shares outstanding for the nine months ended September 30, 2019 includes 3,000 warrants and 402,000 options.

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options and restricted stock	1,451	721	1,622	457
Warrants outstanding	3	51	51	—
Total	1,454	772	1,673	457

Note 4. Cash, Cash Equivalents and Short-Term Investments

The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Cash and cash equivalents	Short-term investments
Cash	$2,577	$—	$—	$2,577	$2,577	$—

Level 1:
Money market funds	33,218	—	—	33,218	33,218	—
U.S. treasury securities	—	—	—	—	—	—
Subtotal	33,218	—	—	33,218	33,218	—
Level 2:
Commercial paper	—	—	—	—	—	—
Corporate debt obligations	1,432	1	—	1,433	—	1,433
Repurchase agreements	—	—	—	—	—	—
Asset-backed securities	751	—	—	751	—	751
Subtotal	2,183	1	—	2,184	—	2,184

Total	$37,978	$1	$-	$37,979	$35,795	$2,184

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Cash and cash equivalents	Short-term investments
Cash	$3,950	$—	$—	$3,950	$3,950	$—

Level 1:
Money market funds	5,500	—	—	5,500	5,500	—
U.S. treasury securities	3,078	2	(1)	3,079	—	3,079
Subtotal	8,578	2	(1)	8,579	5,500	3,079
Level 2:
Commercial paper	8,920	—	—	8,920	747	8,173
Corporate debt obligations	5,922	5	(1)	5,926	—	5,926
Repurchase agreements	3,000	—	—	3,000	3,000	—
Asset-backed securities	4,505	3	—	4,508	—	4,508
Subtotal	22,347	8	(1)	22,354	3,747	18,607

Total	$34,875	$10	$(2)	$34,883	$13,197	$21,686

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

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company typically invests in highly rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.

The Company considers the declines in market value of its short-term investments to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of September 30, 2020, and December 31, 2019, the Company does not consider any of its investments to be other-than temporarily impaired.

Note 5. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Computers and software	$575	$572
Furniture, fixtures, and equipment	355	299
Manufacturing and testing equipment	3,864	3,444
Construction in process	26	18
Leasehold improvements	932	911
	5,752	5,244
Less accumulated depreciation	(3,429)	(3,118)
	$2,323	$2,126

Depreciation expense was $106,000 and $105,000 for the three months ended September 30, 2020 and 2019, respectively, and $348,000 and $373,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 6. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Intangibles, net
September 30, 2020
Customer relationships	10	$4,830	$2,082	$2,748
Developed technologies	9	1,080	506	574
Tradename	3	120	120	—
Total intangible assets, net		$6,030	$2,708	$3,322

December 31, 2019
Customer relationships	10	$4,830	$1,720	$3,110
Developed technologies	9	1,080	406	674
Tradename	3	120	107	13
Total intangible assets, net		$6,030	$2,233	$3,797

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2020 (remaining three months)	$154
2021	598
2022	563
2023	563
2024	563
Thereafter	881
Total	$3,322

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $153,000 and $163,000 for the three months ended September 30, 2020 and 2019, respectively, and $475,000 and $491,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 8. Treasury Stock

In August 2017 the Company’s Board of Directors (the Board) approved a share repurchase program (the 2017 Program) pursuant to which the Company could purchase up to $7.0 million of shares of its common stock over the twelve-month period following the establishment of the program. The repurchases under the 2017 Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. On August 7, 2018, the Board approved an extension to the 2017 Program for an additional twelve-month period ending on August 14, 2019.

On September 9, 2019, the Board approved a new share repurchase program (the 2019 Program) pursuant to which the Company could purchase up to $7.0 million of shares of its common stock over the following twelve-months. The 2019 Program mirrors all aspects and terms of the 2017 Program as described above. On September 9, 2020, the Board approved an extension to the 2019 Program for an additional twelve-month period ending September 9, 2021.

During the three and nine months ended September 30, 2020, the Company repurchased approximately 0 and 69,000 shares of common stock, respectively, under the share repurchase program. For the nine months ended September 30, 2020, the shares were repurchased at an average price of $8.78 per share for a total cost of $0.6 million. Since inception of the 2019 Program through September 30, 2020, the Company repurchased a total of approximately 162,000 shares of the Company’s stock for a total cost of $1.6 million.

Note 9. Income Taxes

The Company’s effective income tax rate was (14.2)% and 16.1% for the nine months ended September 30, 2020 and 2019, respectively. The primary driver of the effective tax rate is the valuation allowance offsetting the Company’s net deferred tax assets.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC Topic 740 Income Taxes. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. At September 30, 2020, and December 31, 2019, the Company has a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 10. Stockholders’ Equity

The following table presents common stock reserved for future issuance(1) (in thousands):

	September 30, 2020	December 31, 2019
Warrants issued and outstanding	51	51
Stock option awards issued and outstanding	1,792	1,600
Authorized for grants under the 2016 Equity Incentive Plan(2)	340	401
Authorized for grants under the 2016 Employee Stock Purchase Plan(3)	256	186
	2,439	2,238

(1) Treasury stock in the amount of 534,000 and 465,000 as of September 30, 2020, and December 31, 2019, respectively, are excluded from the table above.

(2) On January 1, 2020, the number of authorized shares in the 2016 Equity Incentive Plan increased by 387,000 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.

(3) On January 1, 2020, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 97,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 11. Stock Based Compensation

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of shares	Exercise price	Remaining contractual term (years)
Balance at December 31, 2019	1,600	$9.98
Granted	402	10.05
Exercised	(105)	8.24
Expired/Forfeited	(105)	10.42
Balance at September 30, 2020	1,792	10.07	7.8

Vested and exercisable at September 30, 2020	947	9.27	6.9
Vested and expected to vest at September 30, 2020	1,792	10.07	7.8

The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 and for the year ended December 31, 2019, was $4.30 and $4.93, respectively. For fully vested stock options, the aggregate intrinsic value as of September 30, 2020 and December 31, 2019, was $4.1 million and $2.3 million, respectively. For stock options expected to vest, the aggregate intrinsic value as of September 30, 2020, and December 31, 2019, was $2.0 million and $0.3 million, respectively.

At September 30, 2020, and December 31, 2019, there was $3.5 million and $3.2 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next four years and is based on the date the options were granted.

Restricted Stock

The following table summarizes the Company's Restricted Stock Unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Non-vested balance at December 31, 2019	80	$11.43
Grants	151
Vested and released	(28)
Non-vested balance at September 30, 2020	203	10.53

As of September 30, 2020, there was $1.7 million of total unrecognized compensation cost related to unvested RSUs having a weighted average remaining contractual term of 1.6 years.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Employee Stock Purchase Plan (ESPP)

The Company maintains the Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is implemented through consecutive 6-month offering periods commencing on March 1 and September 1 of each year. The first offering period under the ESPP commenced on March 1, 2019. The purchase price is set at 85% of the fair market value of the Company's common stock on either the first or last trading day of the offering period, whichever is lower. Annual contributions are limited to the lower of 20% of an employee's eligible compensation or such other limits as apply under Section 423 of the Internal Revenue Code. The ESPP is intended to qualify as an employee stock purchase plan for purposes of Section 423 of the Internal Revenue Code.

Based on the 15% discount and the fair value of the option feature of the ESPP, it is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company currently uses authorized and unissued shares to satisfy share award exercises.

Under the ESPP the Company received proceeds of $182,000 from the issuances of approximately 27,000 shares in February and August 2020.

Note 12. Commitments and Contingencies

(a) Operating Leases

The Company has entered into lease agreements for office space and research facilities in San Diego County, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridgeshire, United Kingdom. Rent expense was $284,000 and $239,000 for the three months ended September 30, 2020 and 2019, respectively, and $832,000 and $729,000 for the nine months ended September 30, 2020 and 2019, respectively. With the Company’s recent five-year renewal of its San Diego location, the longest lease now expires in November 2025.

The future minimum lease payments required under operating leases in effect at September 30, 2020, were as follows (in thousands):

Year ending:
2020 (remaining three months)	$202
2021	992
2022	719
2023	705
2024	686
2025	615
$3,919

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

(c) Supply Agreement

In September 2020 the Company entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of September 30, 2020, no amounts had been paid under this supply agreement.

Airgain, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 13. Concentration of Credit Risk

(a)	Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and nine months ended September 30, 2020 and 2019, and customers that accounted for 10% or more of total trade accounts receivable at September 30, 2020 and 2019.
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Percentage of net revenue
Customer A	32%	34%	33%	38%
Customer B	15	18	10	14
Customer C	10	6	7	6
Customer D	4	10	1	3

	As of September 30,
	2020	2019
Percentage of gross trade accounts receivable
Customer A	17%	13%
Customer B	15	38
Customer C	13	15
Customer D	13	5

(b)	Concentration of Purchases

During the three and nine months ended September 30, 2020, the Company’s products were primarily manufactured by two vendors in China and by the Company’s Arizona facility.

Note 14. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
By Sales Channel:
Fulfillment distributors	$8,086	$7,658	$19,502	$24,417
OEM/ODM/Contract manufacturer	3,851	4,251	12,863	13,539
Other	1,073	1,233	3,307	4,757
Total	$13,010	$13,142	$35,672	$42,713

By Geography:

China	$10,067	$9,267	$26,994	$30,853
North America	2,469	3,332	7,362	9,043
Rest of the world	474	543	1,316	2,817
Total	$13,010	$13,142	$35,672	$42,713

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

In the automotive market our antennas are deployed in a variety of wireless connectivity solutions, primarily in the fleet and aftermarket segment, and support a variety of technologies that include WiFi, 3G, LTE, 5G, and Satellite. The fleet and aftermarket segment consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems via long coax cables to provide connectivity to fixed and mobile assets. The majority of our automotive revenues are currently derived from fleet and aftermarket sales and going forward, our strategy is to innovate in the area of integrated active wireless technology. In May 2020 we announced a new antenna-modem platform called AirgainConnect, as well as the AirgainConnect AC-HPUE, the first antenna-modem from the platform. The AirgainConnect platform integrates the modem previously co-located within the vehicular router with the antenna elements into a single low-profile roof-mounted enclosure for Public Safety, Fleet, and Enterprise vehicles. By integrating a modem within an antenna assembly, AirgainConnect helps ensure transmission of the maximum allowable radiated power directly to the antenna elements. AirgainConnect’s patented technology eliminates the signal loss over coax cables that run from mobile routers, typically trunk-mounted, to roof-mounted antennas providing significant increase in the coverage area and higher data rates. AirgainConnect AC-HPUE includes an integrated FirstNet Ready high-power LTE modem supporting the 3GPP Band 14 High Power UE output power functionality. We have partnered with Assured Wireless Corporation to utilize the industry’s first FirstNet Ready certified Band 14 HPUE modem module for AirgainConnect AC-HPUE. FirstNet, built with AT&T in a public-private partnership with the First Responder Network Authority (FirstNet Authority), is the only nationwide, high-speed broadband communications platform dedicated to and purpose-built for America’s first responders and the extended public safety community. In August 2020 AT&T certified AirgainConnect for operating on the carrier’s LTE network. We expect shipments of AirgainConnect AC-HPUE to commence in the fourth quarter of 2020.

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

COVID-19 Pandemic

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking actions in an effort to slow COVID-19’s spread, resulting in business closures and limits on consumer and employee travel. We have worked, and continue working, to comply within the framework of local, county, state, and federal laws. In that regard, we have implemented a wide range of practices to protect and support our employees and to modify and monitor the engagement with our customers, suppliers, and contract manufacturers. Specifically in response to intensifying efforts to contain the spread of COVID 19, we began to monitor or modify our hours of operation and the hours of our employees based in China, as did our contract manufacturers. As the situation progressed and the outbreak was stabilized in China, our workers and facilities, as well as those of our contract manufacturers, returned to full function with precautions in place to help prevent outbreak or spread of the virus. In the United States, most of our employees are working from home and our offices are reserved for only those who cannot perform certain functions remotely, such as periodic prototyping and testing in our San Diego office, production operations in our Scottsdale office, and testing operations in our remote facilities. Protocols in light of government guidance have been put in place to minimize the risk to those employees whose presence in the office is necessary. Our salespeople continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely rather than in-person.

The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers, and during the first quarter disruptions with our contract manufacturers located in Asia. Such disruptions of our customers have had a negative impact on our sales and operating results, particularly in the first quarter. Related to sales, we saw orders begin to rebound in the second and third quarters. However, the continued spread of COVID-19 may adversely affect such rebound and have a negative effect on our operating results in future quarters.

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

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses, and insurance. We may also incur expenses from outside product design vendors and consultants and for prototyping new antenna solutions. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of new solutions and markets and as we invest in improving efficiencies within our supply chain, although our research and development expense may fluctuate as a percentage of total sales.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	53.7	53.8	53.1	54.2
Gross profit	46.3	46.2	46.9	45.8
Operating expenses:
Research and development	17.1	18.3	19.3	16.3
Sales and marketing	12.0	11.1	12.6	14.0
General and administrative	18.8	18.4	21.0	14.4
Total operating expenses	47.9	47.8	52.9	44.7
Income (loss) from operations	(1.6)	(1.6)	(6.0)	1.1
Other income	(0.2)	(1.4)	(0.5)	(1.3)
Income (loss) before income taxes	(1.4)	(0.2)	(5.5)	2.4
Provision for income taxes	0.6	0.9	0.8	0.4
Net income (loss)	(2.0)%	(1.1)%	(6.3)%	2.0%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019 (dollars in thousands)

Sales

	Three months ended September 30,
	2020	2019	Decrease	% Change

Sales	$13,010	$13,142	$(132)	(1.0)%

	Nine months ended September 30,
	2020	2019	Decrease	% Change
Sales	$35,672	$42,713	$(7,041)	(16.5)%

Sales decreased $0.1 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, and was primarily driven by a significantly larger order of an automotive product for the three months ended September 30, 2019, as offset by an increase in revenue from several large volume embedded antenna products for the three months ended September 30, 2020.

Sales decreased $7.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, and was primarily driven by the impacts from COVID-19 and a product cycle transition for several large volume embedded antenna products.

Cost of Goods Sold

	Three months ended September 30,
	2020	2019	Decrease	% Change

Cost of goods sold	$6,981	$7,067	$(86)	(1.2)%

	Nine months ended September 30,
	2020	2019	Decrease	% Change
Cost of goods sold	$18,924	$23,167	$(4,243)	(18.3)%

Cost of goods sold decreased $0.1 million or 1.2%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, and was primarily due to the decreased sales in the current quarter.

Cost of goods sold decreased $4.2 million or 18.3% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, and was primarily due to the decreased sales in the current year.

Gross Profit

	Three months ended September 30,
	2020	2019	Decrease	% Change

Gross profit	$6,029	$6,075	$(46)	(0.8)%
Gross profit (percentage of sales)	46.3%	46.2%		0.1%

	Nine months ended September 30,
	2020	2019	Decrease	% Change

Gross profit	$16,748	$19,546	$(2,798)	(14.3)%
Gross profit (percentage of sales)	46.9%	45.8%		1.1%

Gross profit as a percentage of sales was relatively flat for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Gross profit as a percentage of sales increased 1.1% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase in gross profit as a percentage of sales was primarily due to product cost reductions.

Operating Expenses

	Three months ended September 30,
	2020	2019	Increase / (Decrease)	% Change
Operating Expenses
Research and development	$2,231	$2,403	$(172)	(7.2)%
Sales and marketing	1,559	1,461	98	6.7
General and administrative	2,439	2,416	23	1.0
Total	$6,229	$6,280	$(51)	(0.8)%

	Nine months ended September 30,
	2020	2019	Increase / (Decrease)	% Change
Operating Expenses
Research and development	$6,873	$6,944	$(71)	(1.0)%
Sales and marketing	4,477	5,964	(1,487)	(24.9)
General and administrative	7,506	6,168	1,338	21.7
Total	$18,856	$19,076	$(220)	(1.2)%

Research and Development

Research and development expense decreased $0.2 million or 7.2% for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily due to decreased personnel-related expenses and lower travel expenses.

Research and development expense decreased $0.1 million or 1.0% for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily due to decreased personnel-related expenses and lower travel expenses but partially offset by increased product development expenses.

Sales and Marketing

Sales and marketing expense increased $0.1 million or 6.7%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily due to increased personnel-related expenses but partially offset by lower travel expenses.

Sales and marketing expense decreased $1.5 million or 24.9%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily due to a decrease in personnel-related expenses, lower travel expenses, and tradeshow cancellations.

General and Administrative

General and administrative expense was relatively flat for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

General and administrative expense increased $1.3 million or 21.7%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily due to an increase in personnel-related expenses and other operating expenses but partially offset by lower travel expenses.

Other Income

	Three months ended September 30,
	2020	2019	Decrease	% Change
Other expense (income):
Interest income, net	$(23)	$(183)	$160	(87.4)%
Other expense	—	—	—	—
Total	$(23)	$(183)	$160	(87.4)%

	Nine months ended September 30,
	2020	2019	(Increase) / Decrease	% Change
Other expense (income):
Interest income, net	(194)	$(558)	$364	(65.2)%
Other expense	11	—	(11)	—
Total	$(183)	$(558)	$353	(63.3)%

Other income decreased $0.2 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.The decrease was primarily due to lower interest income on cash and short-term investment balances.

Other income decreased $0.4 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily due to lower interest income on cash and short-term investment balances along with the loss on disposal of fixed assets.

Liquidity and Capital Resources

We had cash and cash equivalents of $35.8 million and $2.2 million in short-term investments at September 30, 2020.

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $46.3 million at September 30, 2020.

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

On January 31, 2018, we entered into a second amended and restated loan and security agreement with Silicon Valley Bank, or the Loan Agreement. Under this Loan Agreement the aggregate principal amount available under the revolving line of credit was $10.0 million and required us to maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Loan Agreement minus deferred revenue of 1.25 to 1.00. The Loan Agreement also set a borrowing base limit of 80% of the aggregate face amount of all eligible receivables. The revolving line of credit matured on January 31, 2020 and was not renewed.

In August 2017 our board of directors approved a share repurchase program, or the 2017 Program, pursuant to which we could purchase up to $7.0 million of shares of our common stock over the twelve-month period following the establishment of the program. The repurchases under the 2017 Program were made from time to time in the open market or in privately negotiated transactions and were funded from our working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. On August 7, 2018, our board of directors approved an extension to the 2017 Program for an additional twelve-month period ending August 14, 2019.

On September 9, 2019, our board of directors approved a new share repurchase program, or the 2019 Program, pursuant to which we could purchase up to $7.0 million of shares of our common stock over the following twelve-months. The 2019 Program mirrors all aspects and terms of our 2017 Program as described above. On September 9, 2020, our board of directors approved an extension to the 2019 Program for an additional twelve-month period ending September 9, 2021.

During the nine months ended September 30, 2020, we repurchased approximately 69,000 shares of common stock under the 2019 Program at an average price per share of $8.78, for a total cost of $608,000. Since inception of the 2019 Program through September 30, 2020, we have purchased a total of approximately 162,000 shares of common stock for a total cost of $1.6 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$3,477	$875
Net cash provided by (used in) investing activities	18,886	(1,605)
Net cash provided by (used in) financing activities	410	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,773	$(750)

Net cash provided by operating activities.  Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2020. This was primarily driven by $2.9 million non-cash expenses and $2.8 million net changes in operating assets and liabilities offset by a net loss of $2.2 million.

Net cash provided by (used in) investing activities.  Net cash provided by investing activities was $18.9 million for the nine months ended September 30, 2020. This was primarily driven by $20.2 million in maturities of available-for-sale securities offset by $0.7 million in purchases of available-for-sale securities and $0.6 million in purchases of property and equipment.

Net cash provided by (used in) financing activities.  Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2020. This was primarily driven by $1.0 million in net proceeds from common stock issuances pursuant to stock awards, offset by $0.6 million in common stock repurchases.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2020 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In September 2020 we entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of September 30, 2020, no amounts had been paid under this supply agreement.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our subsequent filings under the Exchange Act. There have been no material changes to such risk factors, other than as previously reported in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

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

AIRGAIN, INC.

Date: November 5, 2020	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: November 5, 2020	/s/ David B. Lyle
David B. Lyle Chief Financial Officer and Secretary (principal financial and accounting officer)