Form 10-K
period 2020-12-31
AIRGAIN INC
filed 2021-02-19
CIK 1272842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File
Number 001-37851

AIRGAIN, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	95-4523882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 150 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(760) 579-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AIRG	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s common stock held by non-affiliates
of the Registrant was approximately $105 million, based on the closing price of the Registrant’s common stock on The Nasdaq Capital Market of $10.74 per share.
The number of shares of Registrant’s
common stock ($0.0001 par value)
outstanding as of February 15, 2021, was 10,351,873
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AIRGAIN, INC.

FORM
10-K
For the Year Ended December 31, 2020

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA
This annual report on Form
10-K
contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this annual report, including statements regarding our future operating results, financial position and cash flows, the impact of COVID-19, our business strategy and plans and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form
10-K
also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
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

ITEM 1. BUSINESS
Overview
Airgain is a leading provider of advanced wireless connectivity solutions and technologies used to enable high performance wireless networking across a broad range of devices and markets, including consumer, enterprise, and automotive. Our mission is to connect the world through advanced antenna systems and integrated wireless solutions. Combining design-led
thinking with testing and development, our technologies are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top
boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet, and asset tracking devices. Through our pedigree in the design, integration, and testing of high performance embedded antenna technology, we have become a leading provider to the residential wireless local area networking, also known as WLAN, market, supplying to leading carriers, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and chipset manufacturers who depend on us to achieve their wireless performance goals.
We built the foundation of our business through the evolution of the IEEE 802.11 protocol standards, and our roots are steeped in
Wi-Fi
antennas. Over the years, we have diversified our wireless connectivity solutions into cellular communications, starting with 3G technology, leading to LTE and more recently, 5G. As the number of wireless standards has increased, we have adapted to develop the necessary solutions to meet end customer needs.
Our core business historically was primarily sales of embedded antenna solutions for the top North American video service providers, largely in the consumer market. As technology advanced from 3G and pre-802.11ac protocol, antennas were often overlooked in terms of importance despite being a necessary component. More recently, the number of antennas per device has increased, the number of frequency bands to be supported per device has increased, device form factors have become smaller, product refresh cycles have shortened, and RF performance requirements have become more stringent. This evolution has made the antennas the limiting factor in the performance of many of today’s devices. As we head into
Wi-Fi
6 which addresses more dense areas, and 6E which adds additional spectrum for
Wi-Fi,
and 5G, both
sub-6GHz
and mmWave, we believe the market is moving straight into Airgain’s core competency and creating new opportunities for growth, particularly in our enterprise and automotive markets, where we have been targeting research and development investment in recent years. We are leveraging our experience in embedded antenna solutions and the evolving technology landscape to transition from a passive antenna and related services provider to a wireless system solutions provider.
Our embedded antenna solutions and related design and test services, which has historically been our core business, is predominant to our consumer market, but also is a significant component of our enterprise market, and to a lesser extent, automotive markets. In delivering embedded antenna solutions our design teams partner with customers from the early stages of antenna prototyping to device throughput testing to facilitate optimal performance and quick time to market. Our capabilities include design, custom engineering support, integration, and over-the-air,
or OTA, testing. These capabilities have resulted in a strong reputation across the OEM, ODM and chipset manufacturer ecosystem. Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading
Wi-Fi
chipset vendors. OEMs, ODMs, chipset manufacturers and service providers rely on these reference designs and our engineering skills to deliver superior throughput performance. We view our relationships with OEM, ODM, chipset and component manufacturers, and service providers and carriers as an important attribute to our long-term strategy and success. As a wireless connectivity solution provider that has a history in antenna technology, antennas are a part of everything we do, embedded or otherwise.
We have over 1,000 antenna products in our portfolio which shipped worldwide and are implemented across millions of devices. During 2020 we supplied our products to carriers, retailers, OEMs, ODMs and end users in three primary geographic regions: North America, Europe, and Asia Pacific. Our customer base includes Aruba, Cisco, AT&T (DIRECTV U.S., LLC), Belkin International, Inc., Broadcom, Charter Communications, Inc., Comcast Corporation, Commscope, Inc., Dish Network, Liberty Global plc., Nokia, Telefonica SA, Sagemcom SAS, Samsung, Technicolor SA and ZTE Corporation, among others. We have achieved significant growth in our business, and from 2012 to 2020 our annual sales have grown from $18.2 million to as high as $60.6 million in 2018.
Our embedded and external antenna solutions support a variety of wireless access technologies across the licensed and unlicensed spectrum of frequency bands. These include IEEE 802.11 a/b/g/n, 802.11ac and ax (now called
Wi-Fi
6), 3G, LTE, 5G, low power wide area (or LPWA), as well as wireless internet of things, or IoT, standards such as Bluetooth, ZigBee and
Z-Wave,
among others. In addition, we have expertise in the testing and benchmarking of passive and active wireless systems and devices including
Wi-Fi
6 and 5G cellular. To satisfy the rapidly evolving technology needs of the industry, we have remained on the leading edge of next generation development by aligning ourselves with the evolution of wireless standards and working with wireless chipset vendors and our OEM partners on proof-of-concept
and reference designs from very early in the new product development cycle, ensuring our solutions are ready in advance or in time for customer product implementations of new technology.

We are leveraging our experience in embedded antenna solutions and the evolving technology landscape to transition from a passive antenna and related services provider to a wireless system solutions provider, and in 2020 we announced our new patented AirgainConnect
®
platform. We believe, this flagship platform is a game changer for Airgain today in our public safety and fleet focused automotive markets and will play a key role in our future strategy for 5G solutions internationally for automotive and enterprise markets. The first product from the AirgainConnect platform is the FirstNet Ready
™
AirgainConnect AC-HPUE antenna-modem, targeting vehicles used by first responders like police, fire and EMS and public safety support vehicles which include bus, rail, courier, utility, waste or water management, and security. The AirgainConnect AC-HPUE antenna-modem includes an integrated high-power LTE modem supporting the 3GPP Band 14 HPUE (or high power user equipment) output power functionality known as MegaRange
™
by AT&T. This compact vehicle antenna-modem solution tightly couples essential LTE radio components with the antenna system to provide improved connectivity for public safety and fleet vehicles certified to run on the AT&T FirstNet network. The AirgainConnect AC-HPUE more than doubles the range of existing solutions, a result of its ability to transmit 10 times the power of existing solutions today. The incremental power improves the ability to communicate reliably in challenging environments including dense urban areas, underground garages and tunnels, and provides a significant advantage for first responders in poor signal coverage areas like rural areas or mountain ranges. Through technological innovation, the AirgainConnect AC-HPUE antenna-modem combines the modem and antenna elements designed to deal with complexities of integration and heat dissipation, while maintaining a sleek form factor that is suitable for placement on a vehicle, which is a reason why AirgainConnect AC-HPUE is the first antenna-modem product servicing AT&T FirstNet.
The AirgainConnect AC-HPUE antenna-modem initially targets the U.S. first responder market, which we believe represents a $500 million addressable market based on an estimated 2.7 million first responder and public safety vehicles in the U.S. alone. The average selling price of the AC-HPUE is in the $1,000 range, which represents a significant increase over the average selling price for our portfolio of antenna products, which were sold in the tens of cents to tens of dollars range.
We have already begun developing products to address other U.S. carriers, global carriers, and enterprise fleet opportunities leveraging the AirgainConnect platform that will expand the $500 million addressable market significantly with a global total addressable market for the AirgainConnect platform we estimate at $4 billion today, based on ABI data for 2021 global modem shipments for targeted vehicle types and our estimates of average selling prices. We are very excited about this first product, the potential of the AirgainConnect platform overall, and the related growth potential as we further our transition to a wireless systems solutions provider.
We use third parties to manufacture our embedded antenna solutions while maintaining oversight for critical quality, test, and calibration functions. We manufacture our Antenna Plus branded products, including the AirgainConnect AC-HPUE antenna-modem at our Arizona facility. As of December 31, 2020, we had 233 issued patents and 19 pending patent applications in the United States and 21 companion patents and five pending applications outside the United States.
NimbeLink Acquisition
On January 7, 2021 we purchased 100% of the outstanding shares of Minnesota-based NimbeLink Corp. NimbeLink is an industrial internet of things, or IIoT, company focused on the design, development, and delivery of cellular solutions for enterprise customers. NimbeLink provides carrier-certified embedded modems and asset tracking solutions that minimize or often eliminate RF design and certification time from project schedules, significantly reducing costs and time to market.
NimbeLink’s patented Skywire
®
modems are certified as an “end-device,” meaning further FCC or carrier certifications by its customers are normally unnecessary for intended products. Nimbelink offers a full line of solutions from 2G to LTE and 5G, as well as products with integrated GPS/GNSS radios. All Skywire products are small and pin-compatible enabling easy integration and simplifying the process of changing technologies in the future as they become available. This time-to-market advantage allows developers to quickly design-in connectivity to cellular networks around the world. NimbeLink’s asset tracking solution is an enmeshed edge solution that has the latest 5G LTE M technology in it. The focus of NimbeLink asset tracking solutions is tracking non-powered assets that move around geographically in and out of areas without a local network. The solution combines low power, battery operated edge devices, with its Nlink
™
Cloud-based device enablement platform, providing an asset tracking solution that can be deployed quickly and in many different applications. In addition to Skywire and asset tracking, Nimbelink also engages in turnkey design and manufacture of white label IIoT solution services.
NimbeLink’s smart simple cellular solutions allow its customers to get their machines and asset connected to the internet quickly providing a quick time to market, driving data to the enterprise and allowing them to make better business decisions. Nimbelink’s go to market strategy is business to business with a core set of internal sales resources focused on leveraging a set of distributors and VARs. NimbeLink focuses on medium to large OEMs.
The acquisition of NimbeLink supports Airgain’s transition toward becoming a more system-level company and will play an important role in our overall growth strategy to broaden market diversification, especially within the IIoT space. NimbeLink’s expertise in IIoT puts them squarely in one of our targeted submarkets, within the bigger enterprise market, and extends the breadth and opportunity for our AirgainConnect platform. For NimbeLink, Airgain’s worldwide salesforce represents a present opportunity to expand NimbeLink’s reach and NimbeLink will now gain access to design opportunities they were not previously able to win. The result is an increase in the opportunities for Airgain in the enterprise market and a more diverse offering of products and expertise for our customers.
Industry Background and Market Opportunity
Global adoption of
Wi-Fi
has been a major contributor to our growth history to date. An increasing amount of people rely on
Wi-Fi
as the primary means to connect to the internet.
Wi-Fi
has become critical and vital to every public venue (retail shopping centers, airports, sports venues, the hospitality space, among others), and has become the key method for in-home
consumer connectivity. As we transition to a more comprehensive wireless systems solution provider and continue to drive increased growth in the enterprise and automotive markets, mobile network (cellular) connectivity, and 5G in particular, is becoming an increasingly significant portion of our business, underpinned by the growth in cellular connectivity and data consumption demands globally. While historically
Wi-Fi
adoption was the primary contributor to our market potential, as we transition into a wireless systems solution provider we will consider mobile network connected device trends as an equal, if not more important indicator of our company’s market opportunity. We believe the greater proportion of traffic being transmitted and received over wireless technologies, and the transition to new and more capable wireless technology standards, are direct indicators of future opportunity for our antenna and wireless connectivity solutions and services.
During the
COVID-19
pandemic
Wi-Fi
connectivity has grown in importance as consumers use it for connecting to videoconferencing, telehealth, and other critical applications and services.
Wi-Fi
has long been leveraged as one of the main solutions to meet the increasing demand for bandwidth, which enables operators to scale capacity to meet their subscribers’ needs. With advances and ratifications in
Wi-Fi
standards, dense environments with many concurrently connecting devices and IoT connections such as airports, public transportation, retail, healthcare, smart cities, stadiums, among others, result in public
WI-FI
use cases across multiple industry segments. According to the Cisco Annual Internet Report (2018-2023),
Wi-Fi
4 and 5
Wi-Fi
(IEEE 802.11ac) standards will represent 66.8% of all WLAN endpoints by 2023 providing a range of speeds that allow users to view medium-resolution video streaming because of the higher throughput.
Wi-Fi
5, with very high theoretical speeds, is considered a true wired complement or equivalent and can enable higher definition video streaming and services with use cases that require higher data rates. The latest
Wi-Fi
6 (802.11ax) standard further improves the average throughput per user by a theoretical factor of at least four times in dense user environments, which will allow for dense IoT deployments. By 2023, 27% of all WLAN endpoints will be equipped with
Wi-Fi
6 according to the Cisco report. Furthermore, Cisco predicts 55% of all networked devices will be wired or connected by
Wi-Fi
by 2023, while the remaining 45% of networked devices will be mobile network-connected (3G and below, 4G, 5G or Low Power Wide Area (LPWA).

To help meet the increasing demand for
Wi-Fi
and other unlicensed services, the Federal Communications Commission, or FCC, has led the way making additional blocks of frequency spectrum such as 5.9GHz and
6-7GHz
spectrum available. More spectrum and larger channel bandwidth provide the needed capacity to support even more devices, at even faster speeds. Opening up blocks of 6 GHz bandwidth for
Wi-Fi
is likely to support the growth of
Wi-Fi
in the next decade.
Mobile network devices are evolving from lower-generation network connectivity (3G) to higher-generation network connectivity (3.5G, 4G or LTE and now also 5G), combining device capabilities with faster, higher bandwidth and more intelligent networks will contribute to increased mobile and
Wi-Fi
traffic. According to the Cisco Annual Internet Report (2018-2023), over 70% of the global population will have mobile connectivity by 2023. The total number of global mobile subscribers will grow from 5.1 billion (66% of population) in 2018 to 5.7 billion (71% of population) by 2023. 5G devices and connections will be over 10% of global mobile devices and connections by 2023. By 2023 global mobile devices will grow from 8.8 billion in 2018 to 13.1 billion by 2023 – 1.4 billion of those will be 5G capable. The fastest growing mobile device category is M2M followed by smartphones. The mobile M2M category is projected to grow at a 30% CAGR from 2018 to 2023. Smartphones will grow at a 7% CAGR within the same period. This transition from 3G and below to 4G and now 5G deployment is a global trend and by 2023, nearly 60% of the mobile devices and connections globally will have 4G+ capability. North America will have the highest share of its devices and connections on 4G+ connectivity – 62% by 2023. By 2023 North America will be the region with highest share of connections on 5G at 17%.
The market for our wireless products and services is growing rapidly as the technology is adopted across a wide variety of markets, including the following key markets we target:

•
Consumer.
The consumer market encompasses a large and growing market of consumers using wireless-enabled devices and our antennas are deployed in consumer access points, wireless gateways,
Wi-Fi
Mesh systems and extenders, smart TVs, smart home devices, and set-top
boxes. In these applications, our antennas support an array of technologies including WLAN,
Wi-Fi,
LTE, 5G and LPWAN. These devices facilitate a variety of consumer-oriented applications and services including high-speed wireless internet and wireless video streaming, home automation, smart appliances, home security systems, and smart TV entertainment systems. We estimate that the total addressable market for our antennas in the service provider segment of the consumer market will grow at a compound annual growth rate, or CAGR, of 6%, while the IoT segment will grow at a CAGR of 11% between 2021 and 2024, based on ABI research and our internal estimates of average selling price, or ASP. Furthermore, according to ABI Research, the market for residential gateways, routers and mesh devices shipped worldwide is expected to increase from 229 million device shipments in 2021 to 257 million in 2023. Within the consumer market, the connected home market has seen an explosion of automation services and broadband-connected devices, making the demand for increased bandwidth, high throughput and reliable connectivity more critical than ever before. Between 2021 and 2024, residential Wi-Fi Mesh systems are anticipated to experience some of the highest growth rates within the consumer market, with a CAGR of 16% according to ABI Research.

•
Enterprise.
The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. These systems have become mission critical as they require high performance and scalability and are required to support a wide range of applications across different network environments. Within this market, our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, and remote radio heads. In enterprise, which includes IIoT, we play a critical role in providing embedded and external connectivity solutions and NimbeLink’s products are well positioned to increase our growth in this market. Our customers in this space include the leading enterprise
Wi-Fi
systems providers, whereby we often work under a joint development manufacturing (JDM) or ODM model, developing complete external antenna systems, including outdoor enclosure and mounting hardware, to meet demanding technical specifications, often resulting in higher ASP’s when compared to our more traditional embedded antenna business. We estimate that the total addressable market for our antennas in the enterprise market will grow at a CAGR of 13% from 2021 to 2024, based on ABI Research device shipment numbers and our internal estimates of ASP.

•
Automotive
. In the automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment and support a variety of technologies that include
Wi-Fi,
3G, LTE, 5G, and satellite connectivity. The fleet and aftermarket segment of the automotive market consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets and includes first responder and public safety vehicle fleets, the targets for our AirgainConnect AC-HPUE antenna-modem. Within the fleet and aftermarket market segment, there has been a rise in the number of antennas per vehicle. This is largely driven by the increasing needs of connectivity across different access technologies that include
Wi-Fi,
3G, LTE, 5G, and satellite. We estimate the total addressable market for our antennas (excludes antenna-modems) in the automotive fleet antenna market in North America, will grow at a CAGR of 11% from 2021 and 2024, based on ABI Research device shipment numbers and our internal ASP estimates.

Antenna Design and Testing
In addition to antenna design, engineering and integration, we also provide testing and optimization of OTA throughput. Our expertise is based on years of experience in dealing with multiple antenna designs performing under varying RF conditions. We believe our test expertise is important to our success as the wireless RF environment in homes, enterprises, and public places is a highly complex multipath environment that is not accurately represented by antenna simulation tool modeling. While common antenna industry practice is to design antennas exclusively within a passive environment using simulation tools based on the assumption of free space, we design our antenna systems using a combination of device and environment modeling combined with active antenna OTA throughput performance feedback.
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
Our engineers work directly with customers to evaluate performance factors, and to provide custom support in the areas of antenna system design and simulation, rapid prototyping, integration and testing. The following is a high-level summary of our design and integration process:

•
Engineering Review
. When a new product is initiated, our engineers review antenna-specific characteristics, such as gain (throughput), efficiency, and coupling, alongside board-level factors, such as on-board
noise and radio interference, as well as identification and housing constraints. We plan to expand awareness of our brand and our offerings throughout the OEM and carrier technical community through participation in industry technical working groups, forums and trade events.

•
Antenna Selection and Placement
. Our engineers select several antennas that are best suited for a particular application based on a large database of existing antenna designs from previous efforts, modifications to these prior designs as well as new, full custom designs for particular devices. Together with the industrial design of the product, the engineer also selects candidate antenna placements scenarios that are used in the initial simulation and placement phase. Our extensive experience in this step narrows the possible solutions to only the most promising candidates for detailed simulation and measurement.

•
Simulation and Initial Testing
. When we engage in the early stages of a program before prototype tooling is available, we use 3D CAD models and physical mockups of the device to simulate and measure these interactions. When the project progresses to the prototype stage, we test actual prototype devices to generate even more accurate measurements. While many of our competitors select a final antenna based on RF chambers testing, we proceed with a critical further step and measure actual system level performance of the device in an iterative process to optimize performance.

•
Over-the-Air
Throughput Testing
. We have developed a set of proprietary performance metrics, measurement methodologies, and automated test conditions to help enable accurate and repeatable characterization of the relative OTA performance of
802.11-based
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

•
Final Integration
. A final design review is conducted to evaluate the design for manufacturability. Mounting methods are reviewed for ruggedness and ease of assembly in volume production. Fine tuning of the cable routing, antenna parameters and other features of the design are then reviewed before releasing the design.

•
Validation and Reporting
. Upon completion of the design, a summary report is provided detailing the antenna selection, overall performance results and key observations, integration recommendations and detailed test results for each wireless system characterized. As the design moves to production, our product integration engineers serve as the technical interface between the antenna design team and the customer’s production team to validate and ensure product quality and reliability during high volume manufacturing.

Technology Benefits
We continuously strive to remain at the forefront of wireless technologies. We work closely with leading wireless chipset manufacturers, carriers and OEM’s on the cutting edge of new wireless technology introduction, while we continue to focus on extending our core competencies in product innovation, quality, levels of integration and OTA performance verification processes, helping to ensure we continue to deliver on our promise of optimal antenna and wireless system performance.
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

•
AirgainConnect.
In 2020 we introduced our AirgainConnect
™
AC-HPUE, the first antenna-modem from our break-through AirgainConnect platform. AirgainConnect AC-HPUE includes an integrated FirstNet Ready
™
high-power LTE modem supporting the 3GPP Band 14 High Power UE output power functionality. Band 14 spectrum is the nationwide, high-quality spectrum set aside by the U.S. government specifically for FirstNet. This rugged vehicle antenna-modem solution tightly couples essential LTE radio components to meet the most demanding needs of public safety and fleet vehicles. By integrating an HPUE modem within an antenna assembly, AC-HPUE ensures transmission of the maximum allowable radiated power directly to the LTE antenna elements. Our patented technology supporting the AirgainConnect platform eliminates the signal loss over coax cables that run from mobile routers mounted in vehicle compartments to roof-mounted antennas, which combined with HPUE capability provides up to ten times the transmit power at the antenna when compared to the router’s conventional modem and antenna. The result is a dramatic increase in the coverage area and higher data rates.

•
Custom Embedded Antenna Solutions.
Within our consumer market, we engage with chipset providers, carriers, ODM’s and OEMs to develop highly integrated and customized embedded antenna solutions. While we have over 1000 models of embedded antennas supporting the common wireless standards, our embedded solutions are typically designed specifically to optimize the connectivity of an individual device, and therefore they are usually unique for a specific customer device as a solution set. It is common practice for us to draw from our existing antenna design library when implementing embedded antenna programs, to drive constant improvement and evolution in performance, while reducing time to market. The embedded antennas we develop can generally be categorized under one or more of the following product families:

•
MaxBeam
TM
Embedded Antennas
. MaxBeam high gain antennas utilize patented technology to deliver up to double the signal strength than conventional antenna solutions. The MaxBeam antenna family offers maximum coverage designed for WLAN and Cellular frequency bands.

•	Profile Embedded Antennas . Profile Embedded Antennas feature highly efficient printed circuit board, or PCB, based solutions offering low profile designs optimized for confined industrial designs.

•
Profile Contour Embedded Antennas
. Profile Contour Embedded antennas utilize flexible printed circuit board, or FPC, providing performance with device integration flexibility. Flexible and very low profile, these antennas can conform to many two-dimensional
shapes making them ideal for integration within curved enclosures and wearable devices.

•
Ultra Embedded Antennas
. The Ultra line of embedded antennas has been designed for lower cost, embedded applications. These stamped metal designs provide high efficiency and allow for rapid customization and tuning to each device, making them ideal for embedded applications requiring integration flexibility.

•	SmartMax TM Embedded Antennas. These chipset agnostic smart antennas utilize dynamic spatial and polarity selection, providing optimal throughput performance and coverage for 802.11ac Wi-Fi systems.

•
MaxBeam Carrier Class Antennas
. These are a series of multi-band LTE and WLAN antennas for small cell and enterprise Wi-Fi systems including femtocells, picocells, and Wi-Fi hotspots, backhaul and community systems. These antennas are often deployed by our customers under a white label model; therefore they are typically highly customized to specific carrier, ODM or OEM needs, and will often include customized external enclosures and mounting hardware.

•
Antenna Plus Antennas.
Through the Antenna Plus brand, we offer a broad and expanding portfolio of automotive, fleet, public safety and M2M antennas. Our high performance, low profile antennas are designed for many wireless standards and frequencies, including LTE and 5G cellular with MIMO,
Wi-Fi
6, Bluetooth, Intelligent Transport Systems, or ITS, and GPS/GNSS. Designed for all environments, our broad range of highly integrated and multi-band products support a variety of applications from kiosk and ATM connectivity to government and public safety vehicular applications. We have over 26 years of experience designing mission critical automotive fleet and mobile antenna applications. As the original inventor of the low-profile
cellular antenna, we are known for our market leading performance, quality, and long product life. Our antennas build on the best-in-class
RF performance, leading design features, and extended operational life of our highly successful fleet and public safety antenna products connecting to almost any vehicular router or modem.

Design Partnerships
We have entered into joint development efforts with WLAN chipset vendors to collaborate on next-generation WLAN reference designs, where we jointly pursue the development of reference design platforms optimized for use with integrated embedded antenna solutions. These WLAN reference designs are intended to provide ODMs with high performance, embedded antenna solutions that provide consistent, measurable results and provide a path to reduced product development costs and cycle times.
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
Growth Strategy
We are in the process of transitioning from a passive antenna and related services provider to a wireless system solutions provider, targeting higher levels of integration and complexity, and therefore, higher selling prices and margins. Climbing the value curve and expanding our presence in adjacent markets are key ingredients to our growth strategy. In terms of markets, our growth strategy is centered around targeting three key markets, specifically, consumer, enterprise and automotive. We consider our consumer market as foundational revenue, with enterprise and automotive markets representing our primary growth markets. The following graphic provides a summary of our estimated total addressable market within each of these three markets. As highlighted in the graphic below, based on ABI Research and our internal ASP estimates, by 2022, we estimate a total addressable market to be in excess of $12 billion.

Within our foundational consumer market most of our revenue comes from gateways and routers that are sold to cable multiple system operators, or MSOs. While the MSO companies have faced “cord-cutting” in favor of over-the-top,
or OTT,
internet-based
programming, the cord-cutting trends have not impacted the market for gateways and routers, as OTT devices still need access to the internet in the home through
Wi-Fi
via the gateway.

The transition towards
Wi-Fi
5 and
Wi-Fi
6 standards, and more recently the 6GHz extension to
Wi-Fi
6, labelled
Wi-Fi
6E is driving a new wave in device upgrades. The shift toward Gigabit
Wi-Fi
6 is creating increased demand for our solutions as the number of antennas per device increases substantially.
Wi-Fi
6 provides a theoretical ability to deliver speeds in excess of 14Gbps using 4x4 MIMO which is comparable to full duplex DOCSIS 3.1 and 5G bandwidths, resulting in wireless bandwidth delivery achieving parity with wireline speeds. Given the performance improvements over existing systems, service providers around the world are expediting their upgrade cycle towards higher performing consumer devices, driving a device design refresh cycle.
We continue to penetrate an increasing scope of adjacent wireless device applications within the consumer market such as home security, smart appliances, and connected healthcare devices. We are also expanding our footprint in these markets through support of an increasing range of IoT wireless standards, such as Bluetooth, ZigBee,
Z-Wave,
Thread,
NB-IoT
and LoRa WAN. Our engineering team provides custom antenna solutions to support a variety of device constraints, including flexible antenna technology for curved and smaller form factors, and specific absorption rate, or SARs, compliant antennas for body worn applications.
In the automotive market, the trend towards the ubiquitous connected car and the demand for increasingly complex aftermarket/fleet wireless connectivity solutions, are key growth drivers for us. The automotive market represents a significant growth opportunity both near and long term. Connected cars require embedded and external mounted antennas for a complete wireless solution. We have a leading portfolio of automotive antenna connectivity solutions, from embedded solutions for OBD II, IHU and connected car gateways, to custom ‘shark fin’ style antennas for automotive applications, mainly targeting mobile and automotive fleet applications for government, public safety, and enterprise applications. Our strategy is to continue to leverage our Antenna Plus brand in the North American fleet and public safety automotive aftermarket segments to generate near-term revenue. For longer term revenue growth opportunities, we are pursuing the European and other international aftermarket fleets and motorhome antenna markets. In 2020 we launched Centurion Next, the first of the 5G family with
Wi-Fi
6 support, as part of the 5G refresh of our Antenna Plus fleet antenna product lines. For international markets, we obtained our first European compliance qualification in 2020 opening the door to the distribution of our 5G capable fleet and M2M antenna products.
Our new patented AirgainConnect antenna-modem platform is expected to be the biggest growth contributor to the automotive market. The first AirgainConnect product, the
AC-HPUE,
is currently one of only two HPUE products certified for use on the AT&T FirstNet network. AT&T activated the first HPUE on the FirstNet network in January 2021. While FirstNet primary users are first responders, there are extended-primary users from transit agencies; public-utility and tow-truck
companies; school districts; a state child-protective-services agency, airports, and television/media news outlets. The AirgainConnect platform has the potential to address a very broad set of sub-market
applications. In addition,
AC-HPUE
supports all AT&T LTE bands, so is usable with or without HPUE. We are developing our next generation AirgainConnect product to feature a global modem. The patented AirgainConnect AC-HPUE is the first HPUE antenna-modem product available for vehicles and we have certain exclusive rights to the use of the HPUE modem module from our partner Assured Wireless Corporation, for rooftop vehicular applications.
Within the enterprise market, we are targeting new 5G device programs primarily sub-6GHz,
citizens broadband radio service, or CBRS, and
Wi-Fi
6, for integrated smart antenna systems. This allows us to leverage our core competencies in advanced antenna designs in a market that offers significantly higher selling prices in the 10s of dollars to hundreds of dollars range. CBRS is driving new use cases including private LTE, leading to private 5G, and cellular operators for fixed wireless access, or FWA, and for secondary indoor spectrum. New 5G spectrum is creating opportunities for operators to establish or expand FWA offerings, to compete with wired incumbents, driving development of a new wave of
5G-enabled
customer-premises equipment devices and small cells. The enterprise market is characterized by various submarket segments, each having different characteristics and therefore different growth strategies. Our strategy in the enterprise
Wi-Fi
submarket is to focus on customized embedded, and external antenna systems for the top two global OEMs in this market. In 2020 we were on-boarded as a supplier to a global leader in Enterprise
Wi-Fi
for the award of an active stand-alone high-gain
Wi-Fi
antenna system that we expect to enter volume production in Q3 2021. On the cellular side of the enterprise market, we are currently developing core 5G antenna systems designs and associated intellectual property, while being actively engaged in a new wave of 5G small cell and FWA device. We expect this trend in 5G enabled device opportunities to continue to ramp in 2021. Technical challenges relate to the complexity of integration and coverage of a broader range of frequency bands, including new millimeter wave, or mmW 5G NR spectrum. Our first phase of active beam steering mmW 5G antenna technology was successfully demonstrated to our customers in a live demonstration at CES in January 2020.

Within the M2M and IoT infrastructure submarket of the enterprise market, serviced by our Antenna Plus products, we see expect to see growth in demand for in-building,
out-building,
and
on-building
connectivity solutions for commercial, retail, and office, outdoor kiosk, signage, and fixed asset connectivity and tracking. According to ABI research, by 2023, there will be approximately 12 million new M2M wireless modem shipments per year, up from approximately six million new modem shipments in 2018. We expect the addition of NimbeLink products to our portfolio to immediately help us drive growth in the IIoT segment of the enterprise market.
We provide a comprehensive set of services for single and multi-client OTA performance testing, characterization, and validation for wireless devices utilizing the common wireless standards including WLAN, Bluetooth, ZigBee,
Z-Wave,
LoRa, LTE, CBRS, and 5G. Our service offering includes early-stage system design, custom engineering support, and superior OTA testing services for service providers and OEMs. Our proprietary OTA testing process has become highly regarded in wireless throughput evaluation, enabling our service offering to create stickiness with customers as they depend on our testing services to evaluate their products. Some of our customers have implemented their own performance testing capability in-house,
reducing their need to purchase OTA performance testing services from us, thereby limiting the growth potential of our services revenue in the enterprise market. Despite these challenges, we continue to see strong demand for these services, including through renewable service provider service contracts, and we plan to continue to leverage this offering to customers and applications in adjacent markets.
Over the next several years, we believe the adoption of 5G on a global basis will offer incremental growth opportunities for us. According to ABI Research, 25% of network traffic will be 5G by 2023. 5G antenna systems are more complex and highly integrated as they need to support complex active architectures for new configurations such as active beam forming, and new frequency block allocations and auctions in the sub-6GHz
and mmWave, frequency bands. We believe this shift in antenna complexity and integration will allow us to leverage our expertise and antenna performance, including integration between antenna and the RF front end, to enhance the value proposition to our customers. Furthermore, highly integrated and complex designs demanded by 5G will require closer coordination between the ecosystem of component vendors, OEMs and Chipset Vendors, a key strength of ours.
In the United States we have a strong position with service providers, carriers, and MSO’s that supply in-home
residential wireless equipment. That said, we believe there are growth opportunities on the international front. This includes Europe, especially in areas of the connected home and aftermarket automotive markets which will offer meaningful opportunities.
Our mission is to connect the world through advanced antenna systems and integrated wireless solutions. The key elements of our strategy are listed below.

•
Transition to systems solutions.
Our core business historically was primarily embedded antenna solutions, but with the launch of the AirgainConnect platform and our NimbeLink acquisition, we are transitioning to a more system-oriented wireless connectivity systems solutions provider. We believe the transition to a wireless system solution provider will offer more value to customers and drive growth in the consumer, enterprise, and automotive markets.

•
Innovate into new products and markets.
We will leverage our core competencies in product innovation, quality, levels of integration, and OTA performance verification processes to continue to release new wireless connectivity solutions taking advantage of developments in our key markets. Our launch of the AirgainConnect platform represents innovation in the automotive market with a more system-oriented product than our previous offerings. Trends such as the IoT are driving an explosion of demand for wireless connectivity in new applications in and out of the home, including IIoT. IIoT market segments are characterized by high volumes, and a prevalence of cellular and GNSS connectivity. Due to the low antenna count and low investment that is typically allocated to the antenna portion of the IIoT designs, the traditional embedded antenna business model was not a strategic priority for us. However, with the acquisition of NimbeLink and the ability to offer a wider variety of cellular solutions we are focused on utilizing our wireless technologies and antennas to pursue growth in the IIoT market segment.

•
Expand our customer base within our core markets.
We sold our products in 2020 to over 90
end-customers.
Although the customers that pay for our products are often ODMs and distributors, it is primarily the OEMs, carriers, and retail-focused end-customers
that drive the selection of our solutions.

•
Increase our sales to existing customers.
Within our customer base, we offer solutions that are valued for performance and reliability. In many cases we are providing antenna solutions for an isolated subset of our customer’s wireless product portfolios. We are constantly working to expand our solutions footprint with existing customers — effectively to mine our existing customer base more effectively to expand our revenue on a per customer basis. As we continue to expand our solution breadth into adjacent markets, we create further opportunity to ‘sell more’ to our existing customers.

•
Focus on system performance and products with long lifecycles
. Our antenna solutions are typically integrated into customers’ products at the design stage. Once an equipment manufacturer designs our antennas into its product offering, it is difficult to design out the incumbent solution since changing antenna suppliers involves significant cost, time, effort, and usually re-certification
of products. This is especially valuable in the service provider market, where product generations generally ship for two to three years before displacement by next-generation devices.

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

Customers
Our customers are global. The substantial majority of our sales are to ODMs and distributors based in China. In addition, our top two customers, Synnex Technology International (HK) Ltd. and Syntech Asia Ltd., accounted for approximately 34% and 12% of our sales, respectively, for the year ended December 31, 2020. We generally work with Engineering, Product Management, Product Line Management, Product Marketing, Design, and similar groups to provide antenna solutions. While the sale of the product may be to an OEM and ODM, or via a distributor, we also consider our customers to include chipset vendors and service providers. We market our design capabilities directly to chipset vendors and service providers to generate demand.

•
OEM.
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
ODM.
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

•
Chipset Vendors.
We sell small quantities of our products directly to chipset vendors for their reference designs. Through our close working relationships with the leading chipset makers for WLAN we have developed a significant level of expertise in the testing and evaluation of chipset reference designs and systems. Chipset vendors and Semiconductor manufacturers work with us to promote better integration and improved performance, and to create optimal reference designs. These customers help influence purchasing decisions with OEM and ODMs as their reference designs and associated Bills of Materials (BoMs) and suppliers are usually closely replicated in production designs. This can also improve time-to-market
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

•
Value Added Reseller (VARs) and Distributors.
These partners combine our antennas and wireless products with other devices and services including vehicular modems, to deliver complete integrated and installed aftermarket solutions to end customers. The VAR and Distributor channels are particularly important as the main outlet for our automotive product lines, including Antenna Plus and our new AirgainConnect platform.

Sales and Marketing
Our sales and marketing organizations work together closely to improve market awareness, build a strong sales pipeline, and cultivate ongoing customer relationships to drive sales growth.
Sales
We sell our embedded antenna products and, in many cases, related services to OEMs, ODMs, carriers and through manufacturers for retail. Our global sales effort consists of direct and indirect sales teams, and indirect channel partners. Our direct sales team consists of inside sales personnel based in the United States, China and Taiwan and our outside field sales teams based in the United States, the United Kingdom, Korea, China, and Taiwan. Our outside field sales teams consist of business, sales, account, technical marketing and program managers, and field application engineers, or FAEs. Our indirect channel partners consist of distributors, engineering design companies and outside sales representatives.
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
Marketing
Our marketing strategy is focused on building market awareness and acceptance of our products and promoting our brands. We market our products directly to both prospective and existing customers, and we actively engage in co-marketing
with our distribution and VAR partners globally. The marketing department is engaged in product management, product marketing, program management, corporate marketing, tradeshows and public speaking, development of our website and collateral material, and creating partnership opportunities with third parties, such as service providers, distributors and semiconductor manufacturers. Marketing emphasizes our competitive strengths and provides input into the future direction of product development and customer profiles.
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
Competition
The antenna and wireless solutions market is highly competitive and is characterized by rapid technological change and evolving standards. Our principal competitors fall into four categories:

•
Direct Competitors.
Direct competitors include independent antenna companies, 2J Antennas USA Corp., Adant Technologies Inc., Asian Creation Communications Factory, AVX Corporation, Fractus S.A., Baylin Technologies Inc., Honglin Technology Group Ltd., Laird PLC, Mobile Mark, Inc., PCTEL, Inc., Pinyon Technologies Inc., Sunwave Communications Co., Ltd., Taoglas Limited, Wanshih Electronic Co. Ltd., and WHA YU Industrial Co., Ltd., among others. Within the antenna industry, the barriers to entry for newcomers is low, and we expect new competitors to emerge in the future. For NimbeLink, Multitech and Digi international are direct competitors for the Skywire modem while the Asset tracker solution competes against full vertical solutions in each industry.

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

•
Automotive Modem Companies.
Our AirgainConnect platform has the potential to complete with existing suppliers of vehicular modems such as Sierra Wireless, and Cradlepoint in the future. As mentioned earlier, we are not aware of any competing solutions with the same architecture and benefits as AirgainConnect on the market today. In the near term we see the potential to create meaningful partnerships with the existing vehicular modem and router providers, to supply antenna-modems, particularly while these companies do not have an HPUE capable wireless solution within their own product stable, or antenna-modem products. It should be noted that we have filed for and have issued several patents covering our antenna-modem offerings, and we have exclusive rights to the use of the HPUE modem module from our partner Assured Wireless Corporation, for rooftop vehicular applications.

The principal competitive factors in our markets include:

•	Price and total cost of ownership as a result of reliability and performance issues;

•	Brand awareness and reputation;

•	Antenna and antenna-modem performance, such as reliability, range, throughput;

•	Ability to integrate with other technology infrastructures;

•	Offerings across breadth of in-home wireless products;

•	Antenna design and testing capabilities;

•	Lead-time, and flexibility to rapidly customize solutions to individual customer requirements;

•	Relationships with semiconductor/chipset vendors; and

•	Intellectual property portfolio.
We compete primarily based on antenna and RF system performance, our intellectual product portfolio, design and testing capabilities, and reputation. We believe we generally compete favorably on the basis of these factors. However, some of our existing and potential competitors may have advantages over us. Many of our competitors are significantly larger in scale than we are and have access to greater financial, technical, marketing, and other resources. In most instances, competition among these vendors creates some level of pricing pressure and forces us to lower prices below our established list prices. Many direct competitors compete primarily based upon price and do not provide the same level of design collaboration and services as we do. For example, some high-volume Asia-based competitors are prepared to operate at less than 20% gross product margins.
Manufacturing and Operations
We have limited
in-house
manufacturing capability, solely with respect to antennas deployed in the fleet and M2M antenna market. We do final assembly of these antenna products at our facility located in Scottsdale, Arizona, where we purchase raw materials, assemble, test, and ship products. We outsource the manufacturing for most other products to contract manufacturers, or CMs, located in China and Myanmar. We have long-term relationships with certain of these CMs, and work together to control raw materials, assembly, test, quality and shipment of our antenna products. We perform quality assurance and testing at our California facilities.

We maintain a close direct relationship with these manufacturers to help ensure supply and quality meet our requirements. The contract manufacturing services required to manufacture and assemble our products can be satisfied by one or more of our CMs, however it may be time consuming and costly to qualify and implement new contract manufacturer relationships. If our CMs suffer an interruption in their businesses, or experiences delays, disruptions, or quality control problems in their manufacturing operations, or we otherwise need to change or add additional contract manufacturers or suppliers, our ability to ship products to our customers could be delayed, and our business adversely affected. Our qualified CMs manufacture antenna products according to our design specification, materials specification, quality standards, and delivery requirements. We have full control and authority over the selection of materials, manufacturing processes, and inspection processes. Since our products manufactured in China are predominantly shipped to ODM’s and CM’s within Asia, we have not experienced significant impact as a result of the tariffs imposed on exports from China to the United States.
Research and Development
We invest considerable time and financial resources in research and development to enhance our antenna design and system integration capabilities and conduct quality assurance testing to improve our technology. We have a total of 47 employees or dedicated representatives within our research and development organization representing approximately 36% of our workforce. Our engineering team consists of engineers located in research, design, and test centers in California, Arizona, and Florida, as well as the United Kingdom and China. Our engineering team actively participates in research and development activities to expand our capabilities and target applications for the consumer, enterprise and automotive markets. We expect to continually expand our product offerings and technology solutions over time and to continue to invest significantly in ongoing research and development efforts.
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
Seasonality
Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. For example, a national holiday the first week of October in China may cause customers to purchase product in the third quarter ahead of their holiday season to account for higher volume requirements in the fourth quarter. In addition, although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Chinese New Year. The broader economic impacts caused by the COVID-19 pandemic, may contribute to the traditionally slower first quarter sales this year. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change as a result of general customer demand or product cycles.
Intellectual Property
We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, and contractual provisions to protect our technology. As of December 31, 2020, we had 233 issued U.S. patents covering our embedded and external antenna technology with expiration dates ranging from 2021 to 2024, and 19 pending patent applications in the United States Patent and Trademark Office. Outside of the United States we have 21 issued patents and five pending patent applications with expiration dates ranging from 2021 to 2037, which entail counterparts of U.S. patent applications. The patents consist of several broad areas as summarized by the following four patent groups:

•	Methods of determining which antenna pattern to use;

•	Antenna pattern selection with multiple stations connected to access point;

•	Dynamically selected antennas for MIMO systems; and

•	Hardware implementations of switched directional antennas;

•	Large assortment of antenna designs;

•	Antenna assemblies and systems for vehicles; and

•	Compact embedded wireless modems and environmental monitoring assemblies.
Taken together, these patents with priority dates as far back as November 2000, form both a barrier to competition and a licensable asset for customers in the MIMO and antenna assembly categories.
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
Employees
As of December 31, 2020, we had a total of 129 employees and dedicated representatives including 84 in the United States, 32 in China, 6 in Taiwan, 1 in South Korea and 4 in the United Kingdom. Among the total 129 employees and dedicated representatives, 47 of them were primarily engaged in research and development, 31 of them were primarily engaged in sales and marketing and 51 of them were primarily engaged in operations and general and administration functions. In addition, we contract directly with engineers and sales contractors domestically and internationally. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be good.
COVID-19
Pandemic
The United States and other countries around the world are experiencing a major health pandemic related to
COVID-19,
which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking actions in an effort to slow
COVID-19’s
spread, resulting in limitations on business operations and limits on consumer and employee travel. We have worked, and continue to work, to comply within the framework of local, county, state, and federal laws. In that regard, we have implemented a wide range of practices to protect and support our employees and to modify and monitor the engagement with our customers, suppliers, and contract manufacturers. Specifically in response to intensifying efforts to contain the spread of COVID 19, we began to monitor or modify our hours of operation and the hours of our employees based in China, as did our contract manufacturers. As the situation progressed and the outbreak was stabilized in China, our workers and facilities, as well as those of our contract manufacturers, returned to full function with precautions in place to help prevent outbreak or spread of the virus. In the United States, most of our employees in the San Diego office are working from home and our offices are reserved for only those who cannot perform certain functions remotely, such as periodic prototyping and testing. In accordance with local regulations, engineering, testing and production operations in our Scottsdale office, as well as testing operations in our remote facilities have resumed with protocols in pace to prevent and limit the spread of the virus. In each work location, protocols have been established and remain in place, in accordance with government guidance, in order to minimize the risk to those employees whose presence in the office is necessary, or allowed. Our salespeople continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely rather than in-person.
The continued spread of
COVID-19
and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers, and during the fourth quarter disruptions with certain components in our supply chain located in Asia. Such disruptions of our customers have had a negative impact on our sales and operating results, particularly in the first quarter. Related to sales, we saw orders begin to rebound in the second and third quarters. However, the continued spread of
COVID-19
may adversely affect such rebound and have a negative effect on our operating results in future quarters.

The impact of the
COVID-19
pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may emerge concerning
COVID-19,
the success of vaccinations and other actions taken to contain or treat
COVID-19
and additional reactions by consumers, companies, governmental entities and capital markets.
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
Summary of Risks Related to our Business
Our business is subject to numerous risks and uncertainties, including those described below. “The principal risks and uncertainties affecting our business include, but are not limited to the following:

•	The market for our antenna products is developing and may not develop as we expect;

•	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance;

•
Our products are subject to intense competition, including competition from the customers to whom we sell, and competitive pressures from existing and new companies may harm our business, sales, growth rates and market share;

•	Our future success depends on our ability to develop and successfully introduce new and enhanced products for the wireless market that meet the needs of our customers;

•	Our business is characterized by short product development windows and short product lifecycles;

•	Any delays in our sales cycles could result in customers canceling purchases of our products;

•	We have a history of losses, including an accumulated deficit of $47.3 million at December 31, 2020, and we may not be profitable in the future;

•	We sell to customers who are extremely price conscious, and a few customers represent a significant portion of our sales. If we lose any of these customers, our sales could decrease significantly;

•
We rely on a few contract manufacturers to produce and ship all of our products, a single or limited number of suppliers for some components of our products and channel partners to sell and support our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products;

•	If we cannot protect our intellectual property rights, our competitive position could be harmed or we could incur significant expenses to enforce our rights; and

•	Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.
Risks Related to Our Business and Industry
The markets for our antenna solutions are developing and may not develop as we expect.
The wireless industry is developing and the markets for our antenna systems and wireless connectivity solutions may not develop as we expect. It is difficult to predict customer adoption rates, customer demand for our antennas, the size and growth rate of our target markets, the entry of competitive products, or the success of existing competitive products. We have historically driven revenue growth primarily through the top North American video service providers, largely in the consumer market. Moving forward, our goal is to drive growth in the enterprise and automotive markets. These markets may develop at varying growth rates and our success in penetrating these markets will depend on various competitive factors across a number of developing industries. Any expansion in our markets depends on several factors. For example, the continued growth in the consumer market and any increase in demand for antenna products will depend on, among things, the cost, performance, and perceived value associated with our antennas and the ability for our antenna products to meet increased performance demands, refresh cycles and device form factors. Further, as we continue to transition to a wireless systems solution provider, increased growth in the enterprise and automotive markets will depend on, among things, acceptance of our solutions by our customers and performance of the networks on which our products operate.
In May 2020 we announced our new platform, AirgainConnect, as well as AirgainConnect AC-HPUE. We have partnered with Assured Wireless Corporation to utilize the industry’s first FirstNet Ready certified Band 14 HPUE modem module for AirgainConnect AC-HPUE. In August 2020, AT&T certified AirgainConnect for operating on the carrier’s LTE network. AT&T is solely responsible for the launch of the MegaRange feature of its FirstNet network, and the successful launch and product deployment of our AirgainConnect AC-HPUE is dependent on the operation of that feature. If AT&T experiences any technical problems associated with the launch of the HPUE feature on its FirstNet MegaRange feature or such network encounters technical difficulties, our launch and deployment of the AirgainConnect AC-HPUE product could be materially delayed or otherwise adversely impacted. In addition, we rely on Assured Wireless to provide the modem module for integration into AC-HPUE. Any failure on the part of Assured Wireless to timely provide the modem, or any quality or performance issues with such component, could adversely impact sales of the AC-HPUE. In addition, our expectations regarding the size of the AirgainConnect and AC-HPUE market and our ability to capture market share may be inaccurate, and we may not achieve material sales of such products on the timing we expect, or at all.
If our antenna products do not achieve widespread adoption, if there is a slower rollout than we expect in certain markets or there is a reduction in demand for our wireless connectivity solutions or antennas in our markets caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early order cancellations, or decreased sales, any of which would adversely affect our business, operating results and financial condition.
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
Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including the changing and volatile U.S., European, Asian and global economic environments, and any of which may cause our stock price to fluctuate. Besides the other risks in this “Risk Factors” section, factors that may affect our operating results include:

•	fluctuations in demand for our products and services;

•	the inherent complexity, length and associated unpredictability of product development windows and product lifecycles;

•	the timing and extent of investment in our targeted growth markets and the timing and amount of sales in such markets;

•	changes in customers’ budgets for technology purchases and delays in their purchasing cycles;

•	seasonal fluctuations around local holidays in China affecting how customers make purchasing decisions;

•	delays or difficulties in the integration of the NimbeLink acquisition;

•	changing market conditions;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation; the timing of product releases or upgrades by us or by our competitors;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements and anticipate future market demands that meet our customers’ requirements;

•	public health crises such as the COVID-19 pandemic; and

•	increasing uncertainty of international relations and tariffs.
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
Our antenna solutions and wireless connectivity solutions are subject to intense competition, including competition from the customers to whom we sell.
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
Additionally, our movement into more system-based solutions may bring more competitors into our markets than we have traditionally faced. As our solutions begin to contain more system components and commensurate higher margins, the resulting product categories may attract additional competitors or our customers may be more likely to begin to develop competing products. Our AirgainConnect product is the only HPUE antenna-modem certified by AT&T for the FirstNet network, and currently one of only two HPUE products certified by AT&T for FirstNet MegaRange. While we believe our intellectual property estate and limited exclusivity agreement with Assured Wireless for use of their HPUE modem module in a vehicular antenna-modem product provide us a competitive advantage, we cannot assure you that other competitors will not enter the market and limit the growth potential of our AirgainConnect platform. Our exclusivity with Assured Wireless is limited in duration and subject to termination if we fail certain of our obligations under our agreement. In addition, if our relationship with Assured Wireless is terminated, or AT&T decertifies our products on its networks, our business and operating results and financial condition may be materially affected.
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
Our future success depends on our ability to develop and successfully introduce new and enhanced products and services for the wireless market that meet the needs of our customers.
Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. In furtherance of these efforts, we expect to invest significantly in ongoing research and development. If we do not adequately fund our research and development efforts, or if our research and development investments do not translate into material enhancements to our antenna products, we may not be able to compete effectively and our business, results of operations, and financial condition may be harmed. As we transition to a wireless systems solutions provider, we anticipate the need to increase our investment in research and development to stay on the leading edge of next generation development and to alight ourselves with the rapidly evolving technology needs of the industry. Moreover, the introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production. We expect these coordination efforts to increase substantially in the future as we work with chipset vendors and OEM partners on new proof-of-concept and reference designs earlier in the development cycle. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected, and our business and prospects will be harmed. We cannot assure that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market.

In May 2020 we announced the AirgainConnect platform, including AirgainConnect AC-HPUE, an integrated FirstNet Ready
™
high-power LTE modem. The introduction of the AirgainConnect platform represents a new platform that integrates high-power mobile modem technology with an antenna into the same package, enabling performance for 4G and 5G communications. The introduction of the new AirgainConnect platform, and the transition to a more expansive level of advanced product solutions, will require coordination of efforts and increased time and resources. If we fail to gain market acceptance with our customers, suppliers and manufacturers, our operating results will be materially and adversely affected, and our business and prospects will be harmed.
Furthermore, given the emerging nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies. The markets in which we operate are characterized by changing technology and evolving industry standards, which includes the introduction and implementation of Wi-Fi 6 and emerging 5G cellular standards. Despite years of experience in meeting customer design requirements with the latest in technological solutions, we may not be successful in identifying, developing and marketing products or systems that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and our business may not continue to grow in line with historical rates or at all.
Our embedded antenna solutions business is characterized by short product development windows and short product lifecycles.
Certain of our antenna solutions are purchased and integrated by customers in the electronics industry. In many cases, the products that include our solutions are subject to short product development windows and short product lifecycles. In the case of the short product development window, we may be pressured to provide solutions that are the lowest in cost to be accepted. Customer pressure could force us to reduce our price to win designs with short development windows. Regarding short product lifecycles, we might provide up-front
design and engineering work, but ultimately lose the design to a competitor, or even if we win the design, such design could be extremely short-lived due to our customers’ inability to sell the product in significant volume. Our up-front
costs associated with a design can be significant, particularly for new and emerging technology trends and industry standards, and if the sales volumes are inadequate due to lack of acceptance and/or short lifecycle, our financial performance will be impaired.
Any delays in our sales cycles could result in customers canceling purchases of our products.
Sales cycles for some of our products can be lengthy, often lasting several months to a year or longer. In addition, it can take additional time before a customer commences volume production of equipment that incorporates our products. Sales cycles can be lengthy for several reasons, including:

•	our OEM customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order;

•	the commercial introduction of our products by OEM customers and carriers is typically limited during the initial release to evaluate product performance;

•	the development and commercial introduction of products incorporating new technologies frequently are delayed; and

•
certain customers of advanced antenna systems and integrated wireless solutions require successful field trials before committing to purchase our solutions, which could delay the customer decision making process.

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
Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $47.3 million at December 31, 2020. Because the market for our antenna products is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales, and marketing, and continue to develop new antenna products to address new and evolving markets. In addition, as a public company we will incur additional significant legal, accounting, and other expenses. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.
Our top two customers, Synnex Technology International (HK) Ltd. and Syntech Asia Ltd., accounted for approximately 34% and 12% of sales for the year ended December 31, 2020 respectively. Although our top customers that pay for our products have historically been ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers
that drove the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer
devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Moving forward, as we transition to a wireless system solutions provider, we expect a shift toward external wireless solutions and antenna technologies in the automotive and enterprise markets that may result in a corresponding shift in the customer mix. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.
We sell to customers who are price conscious.
Our customers compete in segments of the electronics market. The electronics market is characterized by intense competition as companies strive to come to market with innovative designs that attract customers based upon design, performance, cost, ease of use, and convenience. Product lifecycles can be extremely short as companies try to gain advantage over their competitors. Because of the high design and engineering costs, companies that are customers or prospects for antenna solutions are cost conscious. As a result, our customers and prospects demand price cuts in established products and negotiate aggressively for lower pricing on new products. Because of the intense competition in the antenna solution market, we encounter situations that lead to difficult price negotiations potentially resulting in lower margins than forecast. Our products generally cost more than our competitors’ products. To address these pricing constraints and remain competitive, we must consistently design high quality antenna solutions that are deemed a better value than competing solutions, while also decreasing costs.
Our financial condition and results of operations could be adversely affected by outbreak of contagious disease such as the COVID-19 pandemic which has had an impact on our business operations and our business could continue to be materially affected, directly or indirectly.
Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of COVID-19, which has created considerable instability and disruption in the U.S. and world economies. The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations and our business could continue to be materially affected, directly or indirectly.
Governmental authorities in impacted regions are taking actions in an effort to slow COVID-19’s spread, resulting in business closures and a limit on consumer and employee travel. Any outbreak of contagious diseases, and other adverse public health developments could have a material and adverse effect on our business operations. In late January 2020, in response to intensifying efforts to contain the spread of COVID-19, we began to monitor or modify our hours of operation and the hours of our employees based in China, as did our contract manufacturers. As the situation progressed and the outbreak was stabilized in China, our workers and facilities, as well as those of our contract manufacturers, returned to full function with precautions in place to help prevent outbreak or spread of the virus. In the United States, most of our employees in the San Diego office are working from home and our offices are reserved for only those who cannot perform certain functions remotely, such as prototyping and testing. In accordance with local regulations, engineering, testing, and production operations in our Scottsdale office, as well as testing operations in our remote facilities, have resumed with protocols in place to prevent and limit the spread of the virus. In each work location, protocols have been established and remain in place, in accordance with government guidance, in order to minimize the risk to those employees whose presence in the office is necessary or allowed. Our sales representatives continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely rather than in-person. Specifically, the COVID-19 pandemic has caused, and may continue to cause, a disruption and restrictions on our ability to travel, temporary closures of our office buildings and the facilities of our customers or suppliers and disruptions with our contract manufacturers and suppliers located in Asia. Related to sales, we have also seen disruptions and delays in shipments and product launches, although orders have begun to rebound as of the second and third quarter of 2020. Such disruptions of our customers, suppliers, and contract manufacturers have had a negative impact on our sales and operating results and may continue to have a negative effect in future quarters.
The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time. This includes new information that may emerge concerning the severity of COVID-19, the success of vaccinations and other actions taken to contain or treat COVID-19 and additional reactions by consumers, companies, governmental entities and capital markets. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We generally rely on a limited number of contract manufacturers to produce and ship our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products.
We have limited manufacturing capability, solely with respect to antennas deployed in the fleet automotive market. For all of our other products, we outsource the manufacturing, assembly and testing of products. We historically relied on two contract manufacturers, which are located in China, to manufacture, control quality of, and ship our products. We recently engaged an additional contract manufacturer located in Myanmar to expand our capacity, and to diversify the countries in which our products are manufactured. We do not have long-term contracts with these manufacturers that commit them to manufacture products for us and we have limited direct control over their activities. In addition, we may experience delays or quality issues as we begin to ramp up our new contract manufacturer, and political unrest in Myanmar may have an adverse effect on our contract manufacturer’s ability to deliver quality products on time. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

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
The ability and willingness of our contract manufacturers to perform is largely outside of our control. We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority if our contract manufacturers are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our contract manufacturers suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our sales could become volatile and our cost of sales may increase. For example, in the fourth quarter of 2020 we experienced a disruption in our supply chain for certain components located in Asia. NimbeLink is currently undergoing a supplier transition for certain products from existing manufacturers in the United States and China to Vietnam. While the facility in Vietnam is an affiliate of the existing manufacturer in China and meets the required qualifications, we may experience delays or quality issues as we begin to ramp up the new facility. Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:

•	labor strikes or shortages;

•	financial problems of either contract manufacturers or component suppliers;

•	reservation of manufacturing capacity at our contract manufactures by other companies, inside or outside of our industry;

•	changes or uncertainty in tariffs, economic sanctions, and other trade barriers or political unrest in regions where manufacturers are located, such as recent developments in Myanmar; and

•	industry consolidation occurring within one or more component supplier markets, such as the semiconductor market.

For example, in the first quarter of 2020 we experienced delays for certain of our product shipments from China as a result of the extension of the lunar new year holidays due to the COVID-19 pandemic. We cannot predict with certainty whether such delays will occur in 2021, and although we are monitoring the situation, it is currently unknown whether the pandemic will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. Furthermore, in the fourth quarter of 2020, NimbeLink has experienced certain supply constraints and delays at the module supplier level due to a global shortage of semiconductor chips, and further shortages could result in a failure to provide timely delivery to our customers. If such disruption were to extend over a prolonged period, it could have a material impact on our sales and business and those of our customers.
Our contract manufacturers purchase some components, subassemblies and products from a single or limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design in and qualify new components.
We rely on third-party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies, and products necessary for the manufacture of certain of our products. Shortages in supply of components we use in our products, or other supply disruptions, are possible, and our ability to predict the availability of such components is limited. Recently, there have been and continue to exist shortages of certain electronic components used in our industry that have led to longer than normal lead times for the manufacture of certain components in some of our products. If shortages continue or occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur. While components and supplies are generally available from a variety of sources, we and our contract manufacturers depend on a single or limited number of suppliers for several components for our products. Further, certain products may utilize custom components available from only one or a limited number of sources. When a component or product uses new technologies, capacity constraints may exist until the suppliers’ manufacturing capacity has increased. Many factors may affect the continued availability of these components at acceptable prices, including if those suppliers decide to concentrate on the production of common components instead of components customized to meet our requirements. There is no assurance that the supply of such components will not be delayed or constrained. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Additionally, poor quality in any of the single or limited sourced components in our products could result in lost sales or lost sales opportunities. We and our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we and our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.
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
We have no minimum purchase commitments with any of our channel partners, and our contracts with channel partners do not prohibit them from offering products or services that compete with ours, including products they currently offer or may develop in the future and incorporate into their own systems. Some of our competitors may have stronger relationships with our channel partners than we do, and we have limited control, if any, as to whether those partners use our products, rather than our competitors’ products, or whether they devote resources to market and support our competitors’ products, rather than our offerings.
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
Our success depends upon the continued service and performance of our senior management team and key technical, marketing and production personnel, including Jacob Suen, who is our President and Chief Executive Officer. The replacement of any members of our senior management team or other key employees or consultants likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
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
We have in the past relied on third parties, such as sales consultants and engineering contractors, for a portion of the design and sales and marketing of our products. In the future, we may rely on third-party consultants in addition to our own employees to perform the daily tasks necessary to operate our business in certain areas, including sales and engineering, and cannot ensure that third-party consultants will be able to complete their work for us in a timely manner. The failure of any third-party consultants to perform as anticipated could result in substantial costs, divert management’s attention from other strategic activities, or create other operational or financial problems for us. Terminating or transitioning arrangements with key consultants could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition. Accordingly, our reliance on third parties exposes us to the risk that our business will be unsuccessful if they do not design and sell our product as expected.
Our acquisitions, including the recent acquisition of NimbeLink expose us to risks that could adversely affect our business and adversely affect our operating results, financial condition, and cash flows.
As part of our strategy to develop and identify new products, services and technologies, we have made, and may continue to make, acquisitions of select assets and businesses. For example, we completed the acquisition of NimbeLink in January 2021 and we acquired the Antenna Plus assets in April 2017. We may not be able to integrate NimbeLink or any other business that we may acquire successfully or operate such acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships.
When pursuing acquisitions, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness. Any acquisitions we complete, may not ultimately strengthen our competitive position or achieve our goals, and could be viewed negatively by our end-customers,
investors and financial analysts. Acquisitions involve many risks. An acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition.
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
We are developing a number of our new products and wireless connectivity solutions in partnership with other companies. If any of these companies were to fail to perform, or our partnerships were to be unsuccessful, we may not be able to bring our product solutions to market successfully or on a timely basis.
We have partnered, and expect to continue to partner, with certain companies to further advance or develop our wireless connectivity solutions and develop or expand on new and existing technologies. These arrangements involve the commitment by each company of various resources, including technology, and research and development. If these arrangements do not develop as expected, especially those that involve our proprietary technologies, or if the products and/or services produced by our partners do not meet the required quality standards, our ability to introduce new antenna products and wireless connectivity solutions successfully and on schedule may be limited. Further, we cannot provide any assurances that our existing partnerships will be maintained successfully or at all, the failure of which could have a material adverse effect on our business and results of operations. For example, in May 2020 we announced the launch of AirgainConnect, including the partnership with Assured Wireless Corporation to utilize the industry’s first FirstNet Ready
™
certified Band 14 HPUE modem module in the AirgainConnect platform. We rely on Assured Wireless Corporation and the ability to utilize the FirstNet platform in order to deliver reliable connections across our AirgainConnect platform. If Assured Wireless Corporation has any difficulties, if our partnership with them does not continue to develop, or if the technology developed in partnership with Assured Wireless Corporation does not develop or perform as expected, our sales may decrease and our operating results could suffer.

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
In addition, under the 2017 Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, as signed into law by the President of the United States on March 27, 2020, or the CARES Act, although the treatment of NOLs generated before January 1, 2018 has generally not changed, NOLs generated in periods beginning after December 31, 2017 may be carried forward indefinitely (NOLs generated before January 1, 2018 are, on the other hand, subject to expiration) and may only offset 80% of our taxable income in years beginning after December 31, 2020. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results.
If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected. In addition, because of our status as an emerging growth company and non-accelerated filer, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and controls over financial reporting. In particular, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning for our fiscal year ending December 31, 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the JOBS Act, or we are no longer considered a non-accelerated filer. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.
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
We have expanded our operations significantly since inception and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. As we transition to a wireless system solutions provider, we expect these challenges to increase. Any such future growth would also add complexity to and require effective coordination throughout our organization. To date, we have used the services of third parties to perform tasks including design and sales and marketing. Our growth strategy may entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on consultants, effectively outsourcing key functions of our business, we will need to be able to manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality of the services provided by consultants is compromised for any reason, our ability to provide quality products in a timely manner could be harmed, which may have a material adverse effect on our business operating results and financial condition.
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
For the year ended December 31, 2020 approximately 79% of our products, based on sales, are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. In addition, following our acquisition of NimbeLink, we anticipate expanding our global presence and extending our salesforce reach internationally. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers
and our channel partners. To the extent we are unable to engage with
non-U.S.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021, until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ materially from the terms before withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Any of these factors could depress economic activity and restrict our access to capital and negatively affect our customers, which could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the European market.
Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
There have been significant changes and proposed changes to United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. For example, the United States has imposed supplemental tariffs of up to 25% on certain imports from China, as well as tariffs on steel and aluminum products imported from various other countries. In response, China and other countries have imposed or proposed additional tariffs on certain exports from the United States. Although we do a significant amount of business in China, including dealing with Chinese suppliers and customers, for the products that use imported components that are covered under these policies, our import of components for manufacture of products in the U.S is subject to relatively lower tariff rates and therefore we do not expect these tariffs to have a material impact on us. Additionally, in 2020 we contracted with a new contract manufacturer outside of China, which gives us additional supply chain diversity as well as an option of supply of components and assemblies for our products that can be imported to the United States without the supplemental tariff. However, these and other proposed policy changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade with those countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these countries and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world.
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
The trading price of our common stock may be volatile and may fluctuate substantially in response to various factors. This may be especially true for companies with a small public float. Prior to our initial public offering, there was no public market for shares of our common stock. From August 12, 2016, the date that our common stock started trading on the Nasdaq Capital Market, through February 15, 2021, the trading price of our common stock has ranged from $5.96 per share to $29.30 per share. The trading price of our common stock depends on several factors, including those described in this “Risk Factors” section and elsewhere in this annual report, including:

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
We are an “emerging growth company” as defined in the JOBS Act and a non-accelerated filer. For as long as we continue to be an emerging growth company and a non-accelerated filer, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which includes, among other things:

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

We could be an emerging growth company until December 31, 2021, which is the last day of the fiscal year following the fifth anniversary after our initial public offering, or until the earliest of (i) the last day of the fiscal year in which we have annual gross revenue of $1.07 billion or more, (ii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible
debt or (iii) the date on which we are deemed to be a large accelerated filer under the federal securities laws. We will qualify as an accelerated filer as of the first day of the first fiscal year after we have annual revenues of $100 million or more and a public float of $75 million or more. The value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.
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
For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as an emerging growth company and non-accelerated
filer, we will not need to comply with the auditor attestation provisions of Section 404 for several years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.
When the available exemptions under the JOBS Act, as described above, cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
General Risk Factors
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters occupy approximately 10,300 square feet in San Diego, California, under a lease that expires in November 2025. Our Scottsdale, Arizona facility occupies 10,300 square feet under a lease that expires in February 2022. We lease two facilities, a 2100 square foot facility in Scottsdale, Arizona and a 2,500 square foot facility in Riverview, Florida which are used for research and development activities. We also lease a 4,300 square foot home facility and a 3,900 square foot home facility in Rancho Santa Fe, California that are used as testing facilities. A third facility is leased in Melbourne, Florida which is also used for testing services.
We lease an office space in four locations outside of the United States including leases in Shenzhen, China, Jiangsu Province, China, Shulin City, Taiwan, and Cambridge, United Kingdom.
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
Holders of Common Stock
As of February 15, 2021, there were 10,351,873 shares of our common stock outstanding held by approximately 36 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. Unless expressly stated otherwise, for discussion and analysis of results for the year ended December 31, 2018 and the comparison of 2019 and 2018 results, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 28, 2020 and is incorporated herein by reference.
Business Overview
We are a leading provider of advanced wireless connectivity solutions and technologies used to enable high performance wireless networking across a broad and increasing range of devices and markets, including consumer, enterprise and automotive. Our mission is to connect the world through advanced antenna systems and integrated wireless solutions. Our innovative antenna systems are designed to address key challenges with wireless system performance faced by our customers. We provide solutions to complex RF, engineering challenges to help improve wireless services that require higher throughput, broad coverage footprint, and carrier grade quality.
We are transitioning from a passive antenna and related services provider to a wireless system solutions provider, targeting higher levels of integration and complexity, and therefore, higher selling prices and margins and in 2020 we announced our new patented AirgainConnect
®
platform. The first product from this platform is the FirstNet Ready
™
AirgainConnect AC-HPUE antenna-modem, targeting vehicles used by first responders. The AC-HPUE antenna-modem includes an integrated high-power LTE modem supporting the 3GPP Band 14 HPUE (or high-power user equipment) output power functionality and is certified to run on the AT&T FirstNet network.
On January 7, 2021 we purchased 100% of the outstanding shares of Minnesota-based NimbeLink Corp., an IIoT company focused on the design, development, and delivery of cellular solutions for enterprise customers. NimbeLink provides carrier-certified embedded modems and asset tracking solutions that minimize or often eliminate RF design and certification time from project schedules, significantly reducing costs and time to market. The acquisition of NimbeLink supports our transition toward becoming a more system-level company and will play an important role in our overall growth strategy to broaden market diversification, especially within the IIoT space. NimbeLink’s IIoT expertise puts them squarely in one of our targeted enterprise submarkets and extends the breadth and opportunity for our AirgainConnect platform. Our worldwide salesforce represents a present opportunity to expand NimbeLink’s reach and NimbeLink will now gain access to design opportunities they were not previously able to win. The result is an increase in the opportunities for Airgain in the enterprise market and a more diverse offering of products and expertise for our customers.
The consumer market encompasses a large and growing market of consumers using wireless-enabled devices and our antennas are deployed in consumer access points, wireless gateways,
Wi-Fi
Mesh systems and extenders, smart TVs, smart home devices, and set-top
boxes. Our Antennas support an array of technologies, including WLAN,
Wi-Fi,
LTE, 5G and LPWAN.
The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. Within this market our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, and remote radio heads. In addition we support an array of technologies, including WiFi, LTE, 5G and LPWAN and NimbeLink’s products are well positioned to increase our growth in this market.
In the automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment and support a variety of technologies that include WiFi, 3G, LTE, Satellite and LPWAN. The fleet and aftermarket segment of the automotive market consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within the fleet and aftermarket market segment, there has been a rise in the number of antennas per vehicle. The majority of our revenues are currently derived from fleet and aftermarket sales and going forward, our strategy is to augment our current sales in the automotive aftermarket with design wins and sales into the automotive OEMs and in 2018 we announced two design wins with automotive OEMs.
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
We believe demand is growing rapidly for our advanced wireless connectivity solutions and technologies and there is a significant market opportunity. As the ability to provide mobile internet access grows, our solutions and expertise become more important to prospects and customers. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home
WLAN device market.
Our financial highlights for 2020 include the following:

•
Sales decreased by 13% in 2020 compared to 2019. The decrease in sales was primarily driven by the impacts from
COVID-19
and a product cycle transition for several large volume embedded antenna products.

•
Gross profit as a percentage of sales increased to 46.6% in 2020 compared to 45.4% in 2019. The increase in gross profit as a percentage of sales was largely due to product cost reductions for the year ended December 31, 2020.

•
Income from operations decreased by $3.6 million in 2020 compared to 2019. This decrease was primarily due to an increase of $0.8 million in operating expenses along with a $2.7 million decrease in gross profit due to lower sales volumes.

•	Our effective tax rate was (9.0)% in 2020 compared to 15.0% in 2019.

•	We ended 2020 with cash, cash equivalents totaling $38.2 million.
We believe that our performance and future success depend upon several factors including the growth in sales of AirgainConnect AC-HPUE product and success in integrating NimbeLink and increasing its sales, as well as historical factors such as manufacturing costs, continued investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the ASP of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer
devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on, among other things, new and existing end-customers
selecting our antenna solutions for their wireless devices and networks, the proliferation of
Wi-Fi
connected home devices and data intensive applications, investments in our growth to address customer needs, our ability to target new end markets, development of our product offerings and technology solutions, and international expansion, as well as our ability to successfully integrate past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in this annual report in greater detail under the section entitled “Risk Factors.”
Covid-19 Pandemic
The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking actions in an effort to slow COVID-19’s spread, resulting in limitations on business operations and consumer and employee travel. We have worked, and continue to work, to comply within the framework of local, county, state, and federal laws. In that regard, we have implemented a wide range of practices to protect and support our employees and to modify and monitor the engagement with our customers, suppliers, and contract manufacturers. Specifically, in response to intensifying efforts to contain the spread of COVID 19, we began to monitor or modify our hours of operation and the hours of our employees based in China, as did our contract manufacturers. As the situation progressed and the outbreak was stabilized in China, our workers and facilities, as well as those of our contract manufacturers, returned to full function with precautions in place to help prevent outbreak or spread of the virus. In the United States, most of our employees in the San Diego office are working from home and our offices are reserved for only those who cannot perform certain functions remotely, such as prototyping and testing. In accordance with local regulations, engineering, testing, and production operations in our Scottsdale office, as well as testing operations in our remote facilities, have resumed with protocols in place to prevent and limit the spread of the virus. In each work location, protocols have been established and remain in place, in accordance with government guidance, in order to minimize the risk to those employees whose presence in the office is necessary or allowed. Our salespeople continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely rather than in-person.
The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers, and during the fourth quarter, disruptions with certain components in our supply chain located in Asia. Such disruptions of our customers have had a negative impact on our sales and operating results, particularly in the first quarter. Related to sales, we saw orders begin to rebound in the second and third quarters. However, the continued spread of COVID-19 may adversely affect such rebound and have a negative effect on our operating results in future quarters.
The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may emerge concerning COVID-19, the success of vaccinations and other actions taken to contain or treat COVID-19 and additional reactions by consumers, companies, governmental entities and capital markets.
Seasonality
Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. For example, a national holiday the first week of October in China may cause customers to purchase product in the third quarter ahead of their holiday season to account for higher volume requirements in the fourth quarter. In addition, although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Chinese New Year. Resurfacing of outbreaks of
COVID-19
in China may also contribute the traditionally slower first quarter sales this year. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change as a result of general customer demand or product cycles.
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

Research and Development
. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs, and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses and insurance. We may also incur expenses from consultants and for prototyping new antenna solutions. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of new solutions and markets and as we invest in improving efficiencies within our supply chain, although our research and development expense may fluctuate as a percentage of total sales.
Sales and Marketing
. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expenses also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expenses to fluctuate as a percentage of sales.
General and Administrative
. General and administrative expenses primarily consist of personnel and facility- related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We expect general and administrative expenses to fluctuate as we grow our operations.
Other Income
Interest Income.
Interest income consists of interest from our cash and cash equivalents and short-term investments.
Interest Expense.
Interest expense consists of interest charges on credit card charges and certain vendor bills.
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

	For the year ended December 31,
	2020	2019
	(calculated as a percentage of associated sales)
Statement of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	53.4	54.6

Gross profit	46.6	45.4
Operating expenses:
Research and development	18.9	16.1
Sales and marketing	12.3	12.6
General and administrative	21.9	16.0

Total operating expenses	53.1	44.7

Income (loss) from operations	(6.5)	0.7
Other income	(0.4)	(1.3)

Income (loss) before income taxes	(6.1)	2.0
Provision for income taxes	0.6	0.3

Net income (loss)	(6.7)%	1.7%

Comparison of the Years Ended December 31, 2020 and 2019
(all tables—dollars in thousands)
Sales

	For the year ended December 31,
	2020	2019	Increase / (Decrease)	% Change
Sales	$48,502	$55,739	$(7,237)	(13.0)%
Sales decreased $7.2 million, or 13%, from $55.7 million for the year ended December 31, 2019, to $48.5 million for the year ended December 31, 2020, primarily due to the impacts from
COVID-19
and a product cycle transition for several large volume embedded antenna products.
Cost of Goods Sold

	For the year ended December 31,
	2020	2019	Increase / (Decrease)	% Change
Cost of goods sold	$25,917	$30,415	$(4,498)	(14.8)%
Cost of goods sold decreased $4.5 million, or 14.8%, from $30.4 million for the year ended December 31, 2019 to $25.9 million for the year ended December 31, 2020 as a result of decreased sales volume and product cost reductions in the current year.

Gross Profit

	For the year ended December 31,
	2020	2019	Increase / (Decrease)	% Change
Gross profit	$22,585	$25,324	$(2,739)	(10.8)%
Gross profit (percentage of sales)	46.6%	45.4%		1.2%
Gross profit as a percentage of sales increased 1.2% for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in gross profit as a percentage of sales was primarily due to product cost reductions negotiated with our contract manufacturers in Asia.
Operating Expenses

	For the year ended December 31,
	2020	2019	Increase / (Decrease)	% Change
Operating Expenses
Research and development	$9,157	$8,989	$168	1.9%
Sales and marketing	5,976	7,036	(1,060)	(15.1)%
General and administrative	10,636	8,919	1,717	19.3%

Total	$25,769	$24,944	$825	3.3%

Research and Development
Research and development expense increased $0.2 million or 1.9% for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to increased product development expenses, partially offset by decreased personnel-related expenses and lower travel expenses.
Sales and Marketing
Sales and marketing expense decreased $1.1 million or 15.1% for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to a decrease in personnel-related expenses, lower travel expenses, and tradeshow cancellations.
General and Administrative
General and administrative expense increased $1.7 million or 19.3% for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to an increase in personnel-related expenses and other operating expenses, partially offset by lower travel expenses.
Other Income

	For the year ended December 31,
	2020	2019	(Increase) / Decrease	% Change
Other expense (income):
Interest income, net	$(197)	$(709)	$512	(72.2)%
Other expense	19	—	19	—

Total	$(178)	$(709)	$531	(74.9)%

Other income decreased $0.5 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily due to lower interest income on cash and short-term investment balances along with the loss on disposal of fixed assets.
Liquidity and Capital Resources
We had cash and cash equivalents of $38.2 million at December 31, 2020.
Prior to 2013, and for the years ended 2018 and 2020, we have incurred net losses. As a result, we have an accumulated deficit of $47.3 million at December 31, 2020.

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
We previously had a revolving line of credit for $10.0 million under our second amended and restated loan and security agreement with Silicon Valley Bank. As of December 31, 2019, there was no balance owed on the line of credit. The revolving line of credit expired in January 31, 2020, and the loan agreement was terminated in accordance with its terms.
On September 9, 2019, our board of directors approved a new share repurchase program pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the twelve-month period following the establishment of the program. The repurchases under the new share repurchase program are made from time to time in the open market or in privately negotiated transactions and are funded from our working capital. Repurchases will be made in compliance with Rule
10b-18
of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. In September 2020, our board of directors approved an extension to our share repurchase program for an additional twelve-month period ending September 9, 2021. During the year ended December 31, 2020 we repurchased 69,000 shares of common stock under the new share repurchase program. These shares were repurchased at an average price per share of $8.78, for a total cost of $0.6 million. Since inception of the stock repurchase programs, including our prior share repurchase programs, we have purchased a total of 534,110 shares for a total cost of $5.3 million.
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
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the year ended December 31
	2020	2019
Net cash provided by operating activities	$3,704	$2,368
Net cash provided by (used in) investing activities	20,886	(2,400)
Net cash used in financing activities	561	(392)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$25,151	$(424)

Net Cash Provided by Operating Activities.
Net cash provided by operating activities was $3.7 million for the year ended December 31, 2020. This was primarily driven by non-cash
operating expenses of $3.7 million and the change in operating assets and liabilities of $3.3 million but offset by a net loss of $3.3 million.
Net cash provided by operating activities was $2.4 million for the year ended December 31, 2019. This was primarily driven by net income of $0.9 million and further adjusted for non-cash
operating expenses of $3.1 million and offset by change in operating assets and liabilities of $1.6 million.
Net Cash Provided by (Used in) Investing Activities.
Net cash provided by investing activities was $20.9 million for the year ended December 31, 2020. This consisted of $22.4 million in maturities of available-for-sale
securities offset by $0.8 million in purchases of
available-for-sale
securities and $0.7 million purchases of property and equipment.

Net cash used in investing activities was $2.4 million for the year ended December 31, 2019. This consisted of $36.5 million in purchases of available-for-sale
securities, $1.2 million purchases of property and equipment, but offset by $35.3 million in maturities of available-for-sale
securities.
Net Cash Provided by (Used in) Financing Activities.
Net cash provided by financing activities was $0.6 million for the year ended December 31, 2020. This primarily consisted of $1.2 million proceeds from stock option exercises and our employee stock purchase plan, or the ESPP, but offset by $0.6 million in common stock repurchases.
Net cash used in financing activities was $0.4 million for the year ended December 31, 2019. This primarily consisted of $1.2 million in common stock repurchases but offset by $0.8 million in proceeds from stock option exercises and the ESPP.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2020 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Office operating leases	$3,722	$992	$2,115	$615	$—
We have entered into lease agreements for office space and research facilities in San Diego, California; Scottsdale, Arizona; Melbourne, Florida; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridge, United Kingdom; under non-cancelable
operating leases that expire at various dates through 2025.
We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2020 we have no significant accruals recorded. Our financial position and operating results could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.
We entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of December 31, 2020, $0.3 million had been paid under this supply agreement.
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
Revenue Recognition
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method. We generate revenue mainly from the sale of our antenna products. A portion of revenue is generated from service agreements with certain customers. The revenue generated from service contracts is insignificant. We recognize revenue to depict the transfer of control of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Control transfers to customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. We incur selling expenses to obtain design wins prior to revenue recognition, which is not a deliverable of a revenue arrangement.
The Company records revenue based on a five-step model in accordance with ASC 606 whereby the company (i) identifies the contract(s) with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligation(s) in the contract and (v) recognizes the revenue when (as) the entity satisfies performance obligations. The Company only applies the five-step model when it is probable that the entity will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer.
For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue is recognized on a “point-in-time” basis when control has passed to the customer. The revenue from service contracts is recognized “over time” which is typically one year or less.
A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. Pricing credits and returns under these provisions have been insignificant; accordingly, our allowance for sales returns and pricing credits was insignificant.
Our contracts with customers do not typically include extended payment terms. Payment terms may vary by contract and type of customer and generally range from 30 to 90 days from delivery.
We provide assurance-type warranties on all product sales ranging from one to two years. we accrue for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. Warranty costs under these provisions have been insignificant, accordingly, our warranty reserve was insignificant for the years ended December 31, 2020 and 2019, respectively.
We have opted to not disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. We have also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, Other Assets and Deferred Costs, as the period over which the sales commission asset that would have been recognized is less than one year. Shipping and handling costs are immaterial and reported in operating expenses in the statement of operations.
Stock-based Compensation
We recognize compensation costs related to stock options and restricted stock units granted to employees and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the vesting period of the respective award.

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

•
Expected volatility.
We were a private company until August, 2016; therefore, from 2016 through 2017 we estimated expected volatility using weighted average historical volatilities of publicly traded companies within our industry that we consider to be comparable to our business. At the beginning of 2018 we began using our historical share prices for calculating a weighted average volatility using our volatility along with the volatilities of the selected comparable companies. Over time—as the Company accumulates enough historical data— this weighting formula favors our volatility more heavily, until such time our share price history is equal to the expected terms of future grants.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies and non-accelerated
filer status.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 18, 2021, we announced that Kevin Thill, our Senior Vice President, Engineering, will retire from the company effective as of May 7, 2021.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which we expect to file with the SEC within 120 days after the close of our year ended December 31, 2020, under the headings “Election of Directors,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Airgain, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG, LLP
We have served as the Company’s auditor since 2012.
San Diego, California
February 19, 2021

Airgain, Inc.
Balance Sheets
(in thousands, except par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$38,173	$13,197
Short-term investments	—	21,686
Trade accounts receivable	4,782	7,656
Inventory	1,016	1,193
Prepaid expenses and other current assets	1,462	1,361

Total current assets	45,433	45,093
Property and equipment, net	2,377	2,126
Goodwill	3,700	3,700
Customer relationships, net	2,627	3,110
Intangible assets, net	541	687
Other assets	249	10

Total assets	$54,927	$54,726

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,975	$3,838
Accrued compensation	2,655	2,492
Accrued liabilities and other	1,187	344
Current portion of deferred rent obligation under operating lease	39	85

Total current liabilities	6,856	6,759
Deferred tax liability	58	52
Deferred rent obligation under operating lease	271	11

Total liabilities	7,185	6,822

Commitments and contingencies (note 11 )
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,318 shares issued and 9,784 shares outstanding at December 31, 2020; and 10,146 shares issued and 9,681 shares outstanding at December 31, 2019	100,356	96,623
Treasury stock, at cost; 534 shares and 465 shares at December 31, 2020 and 2019, respectively	(5,267)	(4,659)
Accumulated other comprehensive income	—	8
Accumulated deficit	(47,347)	(44,068)

Total stockholders’ equity	47,742	47,904

Total liabilities and stockholders’ equity	$54,927	$54,726

See accompanying notes.

Airgain, Inc.
Statements of Operations
(in thousands, except per share data)

	For the year ended December 31,
	2020	2019
Sales	$48,502	$55,739
Cost of goods sold	25,917	30,415

Gross profit	22,585	25,324

Operating expenses:
Research and development	9,157	8,989
Sales and marketing	5,976	7,036
General and administrative	10,636	8,919

Total operating expenses	25,769	24,944

Income (loss) from operations	(3,184)	380

Other (income) expense:
Interest income net	(197)	(709)
Other expense	19	—

Total other income	(178)	(709)

Income (loss) before income taxes	(3,006)	1,089
Provision for income taxes	273	163

Net income (loss)	$(3,279)	$926

Net income (loss) per share:
Basic	$(0.34)	$0.10
Diluted	$(0.34)	$0.09
Weighted average shares used in calculating income (loss) per share
Basic	9,714	9,684
Diluted	9,714	10,097
See accompanying notes.

Airgain, Inc.
Statements of Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31,
	2020	2019
Net income (loss)	$(3,279)	$926
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	(8)	19

Total comprehensive income (loss)	$(3,287)	$945

See accompanying notes.

Airgain, Inc.
Statements of Stockholders’ Equity
(in thousands)

	For the year ended December 31,
	2020	2019
Total stockholders’ equity, beginning balance	$47,904	$45,147

Common stock and additional paid-in capital:
Balance at beginning of period	96,623	93,584
Stock-based compensation	2,564	2,204
Issuance of shares for stock purchase plans	1,169	835

Balance at end of period	100,356	96,623

Treasury stock:
Balance at beginning of period	(4,659)	(3,432)
Repurchases of common stock	(608)	(1,227)

Balance at end of period	(5,267)	(4,659)

Accumulated other comprehensive income (loss):
Balance at beginning of period	8	(11)
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	(8)	19

Balance at end of period	—	8

Accumulated deficit:
Balance at beginning of period	(44,068)	(44,994)
Net income (loss)	(3,279)	926

Balance at end of period	(47,347)	(44,068)

Total stockholders’ equity, ending balance	$47,742	$47,904

See accompanying notes.

Airgain, Inc.
Statements of Cash Flows
(in thousands)

	For the year ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,279)	$926
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	463	493
Loss on disposal of property and equipment	11	—
Amortization of intangibles	629	655
Amortization of (discounts) premium on investments, net	64	(312)
Stock-based compensation	2,564	2,204
Deferred tax liability	6	14
Changes in operating assets and liabilities:
Trade accounts receivable	2,874	(643)
Inventory	177	158
Prepaid expenses and other assets	(164)	(171)
Accounts payable	(862)	(303)
Accrued compensation	163	(625)
Accrued liabilities and other	843	168
Deferred obligation under operating lease	215	(196)

Net cash provided by operating activities	3,704	2,368

Cash flows from investing activities:
Purchases of available-for-sale securities	(753)	(36,456)
Maturities of available-for-sale securities	22,366	35,270
Purchases of property and equipment	(727)	(1,214)

Net cash provided by (used in) investing activities	20,886	(2,400)

Cash flows from financing activities:
Repurchase of common stock	(608)	(1,227)
Proceeds from issuance of common stock	1,169	835

Net cash provided by (used in) financing activities	561	(392)

Net increase (decrease) in cash, cash equivalents, and restricted cash	25,151	(424)
Cash, cash equivalents, and restricted cash; beginning of period	13,197	13,621

Cash, cash equivalents, and restricted cash; end of period	$38,348	$13,197

Supplemental disclosure of cash flow information
Interest paid	$—	$1
Taxes paid	$164	$71
Supplemental disclosure of non-cash investing and financing activities:
Accrual of property and equipment	$2	$4
Cash and cash equivalents	$38,173	$13,197
Restricted cash included in other assets	175	—

Total cash, cash equivalents, and restricted cash	$38,348	$13,197

See accompanying notes.

Airgain, Inc.
Notes to Financial Statements

(1)	Significant Accounting Policies
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
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the current year financial statements including reclassification of accrued vacation, accrued payroll and other payroll accrual balances from Accrued liabilities and other to Accrued compensation in the balance sheet.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU)
No. 2016-02,
Leases (Topic 842)
, which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use
assets. Because of the Company’s emerging growth status, ASU
2016-02
is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The Company will adopt the new accounting standard using the modified retrospective transition option as of the effective date on January 1, 2021. The Company’s initial evaluation of its current leases does not indicate that the adoption of this standard will have an impact on its statements of operations. The Company expects that the adoption of the standard will have an impact on its balance sheets for the recognition of certain operating leases as right-of-use
assets and lease liabilities.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments
. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In December 2019, the FASB issued ASU
2019-10,
 Effective Dates
which updated the effective dates of adoption of ASU
2016-13
.
ASU
2016-13
is effective, for Smaller Reporting Companies, for annual and interim periods in fiscal years beginning after December 15, 2022. Companies are required to adopt the standard using a modified retrospective adoption method. The Company continues to evaluate the impact of the standard on its financial statements.
In January 2017, the FASB issued ASU
2017-04,
Simplifying the Test for Goodwill Impairment
, which simplifies the test for goodwill impairment by removing Step 2 which requires a hypothetical purchase price allocation and may require the services of valuation experts. An entity will, therefore, perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to the reporting unit. An entity still has the option to perform a qualitative assessment to determine if the quantitative impairment test is necessary. The Company early adopted ASU
2017-04
on January 1, 2020 with no impact on its financial reporting.

Airgain, Inc.
Notes to Financial Statements

In May 2019, the FASB issued ASU
2019-05,
Financial Instruments-Credit Losses (Topic 326), Targeted Transition Relief
, which provides entities that have certain instruments within the scope of ASC
326-20,
Financial Instruments-Credit Losses
-Measured at Amortized Cost, with an option to irrevocably elect the fair value option for eligible instruments. The effective date and transition methodology for this standard are the same as in ASU
2016-13.
The Company continues to evaluate the impact of the standard on its financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
Simplifying the Accounting for Income Taxes
, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intra-period tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups
in the tax basis of goodwill as inside or outside of a business combination. Based on the Company’s emerging growth company status the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU as of December 31, 2020. The ASU is currently not expected to have a material impact on the Company’s financial statements.
Segment Information
The Company’s operations are located primarily in the United States and most of its assets are located in San Diego, California and Scottsdale, Arizona. The Company operates in one segment related to the sale of antenna products and testing services.

The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.
Cash Equivalents and Short-Term Investments
Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.
Short-term investments consist predominantly of commercial paper, corporate debt securities, U.S. Treasury securities, and asset-backed
securities. The Company classifies short-term investments based on the facts and circumstances surrounding the investments at the time of purchase and evaluates such classification as of each balance sheet date. There were no short-term investments at December 31, 2020, and at December 31, 2019, all short-term investments were classified as available-for-sale. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income—a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income in the statement of operations. The Company evaluates its investments to determine whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before recovery of their cost basis.
Restricted Cash
As of December 31, 2020, the Company has $0.2
million in cash on deposit to secure certain lease commitments. Restricted cash is recorded in Other assets in the Company’s balance sheet.

Trade Accounts Receivable
Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. The allowance for doubtful accounts was $0 as of December 31, 2020 and 2019.

Airgain, Inc.
Notes to Financial Statements

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
first-out
method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2020 and 2019, the Company’s inventories consist primarily of raw materials. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $10,000 and $0 as of December 31, 2020 and 2019, respectively.
Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. The estimated useful lives for leasehold improvements are determined as either the estimated useful life of the asset or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When assets are sold (or otherwise disposed of) the cost and related accumulated depreciation are removed from the accounts and any gain or loss on the disposal of property and equipment is classified as other income or expense.
Goodwill
Goodwill represents the excess of cost over fair value of net assets acquired. The

Company reviews goodwill for impairment annually on
December 1
st and whenever events or changes in circumstances indicate that goodwill may be impaired. The Company completed its annual assessment for goodwill impairment in
December 2020
and determined that goodwill is
no
t impaired as of December
31
,
2020
.
Intangibles
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
Revenue Recognition
Effective January 1, 2019, the Company adopted FASB ASU
2014-09,
Revenue from Contracts with Customers
, and the related amendments, which are codified into ASC 606, using the modified retrospective method. The Company generates revenue mainly from the sale of antenna products. A portion of revenue is generated from service agreements with certain customers. The revenue generated from service contracts is insignificant. The Company recognizes revenue to depict the transfer of control of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Control passes to the customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. The Company incurs selling expenses to obtain design wins prior to revenue recognition which is not a deliverable of revenue recognition.
The Company records revenue based on a five-step model in accordance with ASC 606 whereby the company (i) identifies the contract(s) with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligation(s) in the contract and (v) recognizes the revenue when (as) the entity satisfies performance obligations. The Company only applies the five-step model when it is probable that the entity will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Airgain, Inc.
Notes to Financial Statements

For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s revenue is recognized on a
“point-in-time”
basis when control passes to the customer. The revenue from service contracts is recognized “over time”. A portion of the Company’s sales is made through distributors under agreements which allow for pricing credits and/or rights of return under certain circumstances. Pricing credits and returns under these provisions have been insignificant; accordingly, our allowance for sales returns and pricing credits is insignificant.
The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract and type of customer and generally range from 30 to 90 days from delivery. The Company provides assurance-type warranties on all product sales ranging from one to two years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. Warranty costs have been insignificant; accordingly, our warranty reserve is insignificant.
Although
customers may place orders for products that are delivered on multiple dates in different quarterly reporting periods; all of the orders are normally scheduled within one year from the order date. The Company has opted to not disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. The Company has also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, as the period over which the sales commission asset that would have been recognized is less than one year. Shipping and handling costs are immaterial and reported in in operating expenses in the statement of operations.
There were no contract assets at December 31, 2020.
As of December 31, 2020, and 2019, the Company recorded $19,000 and $22,000 of contract liabilities, respectively
.
Shipping and Transportation Costs
Shipping and other transportation costs—expensed as incurred—were $0.2 million
and $0.3
million
for the years ended December 31, 2020 and 2019, respectively. These costs are included in general and administrative expenses in the accompanying statements of operations.
Research and Development Costs
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs—expensed as incurred—were $0.1
million
for the years ended December 31, 2020 and 2019, respectively. These costs are included in sales and marketing expenses in the accompanying statements of operations.
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

Airgain, Inc.
Notes to Financial Statements

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
Stock-Based Compensation
We recognize compensation costs related to stock options and restricted stock units granted to employees and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the vesting period of the respective award.
The assumptions used in the Black-Scholes option-pricing model are as follows:

•	Fair value of our common stock . The Company’s common stock is valued by reference to the publicly traded price of our common stock.

•	Expected term . The expected term represents the period of time stock-based awards are expected to be outstanding.

•
Expected volatility
. From 2016 through 2017, the Company estimated expected volatility using weighted average historical volatilities of comparable publicly traded companies within our industry. Beginning 2018, the Company began using its historical share prices along with volatilities of the selected comparable companies, to calculate a weighted average volatility.

•
Risk-free interest rate
. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

•	Expected dividend . The expected dividend is assumed to be zero as the Company has never paid dividends and have no current plans to pay any dividends.
Compensation cost is expensed on a straight-line basis over the requisite service period of the entire reward. The Company recognizes forfeitures when incurred.
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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income on the balance sheet at December 31, 2019, includes unrealized gains and losses on the Company’s available-for-sale
securities.
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

Airgain, Inc.
Notes to Financial Statements

The following table presents the computation of net income (loss) per share (in thousands, except per share data):

	For the year ended December 31,
	2020	2019
Numerator:
Net income (loss)	$(3,279)	$926

Denominator:
Weighted average common shares outstanding
Basic	9,714	9,684
Diluted	9,714	10,097
Net income (loss) per share:
Basic	$(0.34)	$0.10
Diluted	$(0.34)	$0.09
Basic and diluted weighted average common shares outstanding for the year ended December 31, 2020 were the same.

Diluted weighted average common shares outstanding for the year ended December 31, 2019, includes 1,000 warrants and 412,000 options outstanding.
Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	For the year ended December 31,
	2020	2019
Stock options and restricted stock units	1,548	402
Warrants outstanding	51	—
Total	$1,599	$402

Airgain, Inc.
Notes to Financial Statements

(2)	Cash, Cash Equivalents and Short-Term Investments
The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of December 31 (in thousands):

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$2,779	$—	$—	$2,779	$2,779	$—

Level 1 (1) :
Money market funds	35,394	—	—	35,394	35,394	—

Total	$38,173	$—	$—	$38,173	$38,173	$—

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$3,950	$—	$—	$3,950	$3,950	$—

Level 1 (1) :
Money market funds	5,500	—	—	5,500	5,500	—
U.S. treasury securities	3,078	2	(1)	3,079	—	3,079

Subtotal	8,578	2	(1)	8,579	5,500	3,079

Level 2 (2) :
Commercial paper	8,920	—	—	8,920	747	8,173
Corporate debt obligations	5,922	5	(1)	5,926	—	5,926
Repurchase agreements	3,000	—	—	3,000	3,000	—
Asset-backed securities	4,505	3	—	4,508	—	4,508

Subtotal	22,347	8	(1)	22,354	3,747	18,607

Total	$34,875	$10	$(2)	$34,883	$13,197	$21,686

(1)	Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
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
Notes to Financial Statements

The Company typically invests in highly rated securities and its investment policy limits
the amount of credit exposure to any one issuer. The policy requires investments in fixed income instruments denominated and payable in U.S. dollars only and requires investments to be investment grade, with a primary objective of minimizing the potential risk of principal loss.
The Company had no short-term investments as of December 31, 2020
.

As
of December 31, 2019, the Company’s short-term investments in a continuous unrealized loss position for twelve months or less were
as follows (in thousands):

Description of securities	Estimated fair value	Unrealized losses
U.S. treasury securities	$1,218	$(1)
Corporate debt obligations	1,428	(1)
Asset-backed securities	753	—

Total	$3,399	$(2)

The Company considers the declines in market value of its short-term investments to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as length of time and extent to which fair value has been below its cost basis; the financial condition of the issuer and any changes thereto; changes in market interest rates and the Company’s intent to sell; or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. As of December 31, 2020
,
 the Company does not consider any of its investments to be other-than temporarily impaired.

(3)	Property and Equipment
Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their useful life or lease term.

Property and equipment consist of the following at December 31(in thousands):

	2020	2019
Computers and software	$596	$572
Furniture, fixtures, and equipment	400	299
Manufacturing and testing equipment	3,874	3,444
Construction in process	120	18
Leasehold improvements	932	911

	5,922	5,244
Less accumulated depreciation	(3,545)	(3,118)

	$2,377	$2,126

Depreciation expense was $0.5
 million for the years ended December 31, 2020 and 2019, respectively.

(4)	Goodwill and Intangible Assets
There were no changes to the Company’s goodwill balance during the years ended December 31, 2020 and 2019.

Airgain, Inc.
Notes to Financial Statements

The following is a summary of the Company’s acquired intangible assets as of December 31 (dollars in thousands):

2020	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Intangibles, net
Customer relationships	10	$4,830	$2,203	$2,627
Developed technologies	9	1,080	$539	541
Tradename	3	120	$120	—

Total		$6,030	$2,862	$3,168

2019
Customer relationships	10	$4,830	$1,720	$3,110
Developed technologies	9	1,080	406	674
Tradename	3	120	107	13

Total		$6,030	$2,233	$3,797

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors) (in thousands):

Estimated future amortization
2021	$598
2022	563
2023	563
2024	563
2025	551
Thereafter	330

Total	$3,168

Amortization expense was $0.6 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

(5)	Accrued Liabilities and Other
Accrued liabilities and other is comprised of the following as of December 31 (in thousands):

	2020	2019
Accrued expenses	$519	$242
VAT Payable	327	—
Accrued income taxes	182	68
Other current liabilities	159	34

Total	$1,187	$344

(6)	Long-term Note Payable and Line of Credit
In January 2018
,
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
In August 2017 the Company’s Board of Directors (Board) approved a share repurchase program (2017 Program) pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the
12-month
period following the establishment of the program. The repurchases under the 2017 Program are made from time to time in the open market or in privately negotiated transactions and are funded from the Company’s working capital. Repurchases will be made in compliance with Rule
10b-18
of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable

Airgain, Inc.
Notes to Financial Statements

legal requirements, and other factors. On August 7, 2018, the Board approved an extension to the existing share repurchase program for an additional
12-
month period ending August 14, 2019.
On September 9, 2019, the Board approved a new share repurchase program pursuant to which the Company may purchase up to $7.0 million of shares of its common stock over the following 12 months. This newly adopted share repurchase program mirrors all aspects and terms of the 2017 Program as described above. On September 9, 2020, the Board approved an extension to the existing share repurchase program for an additional
12-month period ending September
9, 2021.
In the year ended December 31, 2019, the Company repurchased an aggregate of 108,000 shares of common stock under the repurchase program at a weighted average price per share of $11.41, for a total cost of $1.2 million. In the year ended December 31, 2020 the Company repurchased 69,000 shares of common stock under the repurchase programs. These shares were repurchased at a weighted average price per share of $8.78 for a total cost of $0.6 million.
As of December 31, 2020
,
the Company has repurchased an aggregate of 534,000 shares of common stock under the share repurchase programs at a weighted average price per share of $9.86, for a total cost of $5.3 million.

(8)	Income Taxes

(a)	Income Taxes
The income tax provisions for the years ended December 31 are as follows (in thousands):

	2020	2019
Current:
U.S. federal	$—	$1
State and local	(2)	3

Foreign	269	144
Total current provision	267	148

Deferred:
U.S. federal	10	10
State and local	(4)	5

Total deferred provision	6	15

Total tax provision	$273	$163

Airgain, Inc.
Notes to Financial Statements

(b)	Tax Rate Reconciliation
Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2020 and 2019, respectively, are as follows (in thousands):

	2020	2019
Income taxes at statutory rates	$(631)	$229
State income tax, net of federal benefit	(6)	8
Permanent items	(20)	(11)
Meals and entertainment	29	50
Equity based compensation	81	(8)
Research and development credit	(168)	(94)
Federal return to provision	(136)	101
Foreign taxes	269	144
Other	—	1
Change in federal valuation allowance	855	(257)

	$273	$163

(c)	Significant Components of Current and Deferred Taxes
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforward s	$4,741	$4,564
Research and AMT credits	2,664	2,208
Stock based compensation	733	387
Accrued and other	928	748

	9,066	7,907
Less valuation allowance	(8,520)	(7,455)

Deferred tax assets, net of allowance	546	452

Deferred tax liabilities:
Fixed assets	(344)	(288)
Goodwill	(260)	(216)

Deferred tax liabilities	(604)	(504)

Total deferred tax liabilities	$(58)	$(52)

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding
the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $8.5 million as of December 31, 2020 as it does not believe it is more likely than not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $1.1 million during the year ended December 31, 2020.

Airgain, Inc.
Notes to Financial Statements

At December 31, 2020 the Company had federal and California tax loss carryforwards of approximately $19.9 million, and $5.7 million, respectively.

The federal loss generated post 2018 of $2.6 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year.

The remaining federal and state net operating loss

carryforwards
begin to expire in 2022 and 2028, respectively, if unused.
At December 31, 2020 the Company had federal and state tax credit carryforwards
of approximately $1.3 million, and $1.4 million, respectively, after reduction for uncertain tax positions. The federal credits will begin to expire in 2026, if unused, and the state credits carryforwards
indefinitely.
Pursuant to the Internal Revenue Code of 1986, as amended (IRC), specifically IRC §382 and IRC §383, the Company’s ability to use net operating loss and research and development tax credit carryforwards

(“tax attribute
carryforwards
”) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 for taxable years ended after December 31, 2012. If ownership changes within the meaning of IRC Section 382 are identified as having occurred subsequent to 2012, the amount of remaining tax attribute carryforwards
available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC §382.
The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31 (in thousands):

	2020	2019
Beginning unrecognized tax benefits	$765	$732
Decreases related to prior year tax positions	36	(7)
Increases related to current year tax positions	78	40

Ending unrecognized tax benefits	$879	$765

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized,
$
9,000 of these amounts would impact company’s effective tax rate. The Company does not foresee material changes to its uncertain tax benefits within the next twelve months.
The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has an accrual for interest or penalties of $61,000 and $3,000 on the Company’s balance sheets as of December 31, 2020 and 2019, respectively, and has recognized interest and/or penalties of $57,000 and $1,000 in the Statement of Operations for each of the two years ended December 31, 2020 and 2019, respectively.
Due to the existence of federal and state net operating loss and credit carryovers, the Company’s tax years that remain open and subject to examination by tax jurisdiction are years 2000 and forward for federal and years 2006 and forward for the state of California.

(9)	Stockholders’ Equity
Shares Reserved for Future Issuance
The following common stock is reserved for future issuance at December 31
(1)
(in thousands):

	2020		2019
Warrants issued and outstanding	51		51
Stock option awards issued and outstanding	1,760		1,600
Authorized for grants under the 2016 Equity Incentive Plan	357	(2)	401
Authorized for grants under the 2016 Employee Stock Purchase Plan	256	(3)	186

	2,424		2,238

Airgain, Inc.
Notes to Financial Statements

(1)	Treasury stock in the amount of 534,000 and 465,000 as of December 31, 2020 and 2019, respectively, are excluded from the table above.
(2)	On January 1, 2020, the number of authorized shares in the 2016 Equity Incentive Plan increased by 387,000 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.
(3)	On January 1, 2020, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 97,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

(10)	Stock Based Compensation
(a)    Stock Options
In August 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors, and consultants. As of December 31, 2020
,

357,000 shares are available for issuance under the 2016 Plan.
The service period for stock options granted to employees is generally one to four years. All stock options granted under the 2016 Plan
have a maximum contractual term of ten years.
The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average assumptions for grants during the years ended December 31, 2020 and 2019, are provided in the following table.
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

	As of December 31,
	2020	2019
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	44.1%	40.8%
Expected term (years)	5.8	6.0
Risk-free interest rate	1.5%	2.1%

Airgain, Inc.
Notes to Financial Statements

A summary of the Company’s stock option activity is as follows (shares in thousands):

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)
Balance at December 31, 2019	1,600	$9.98
Granted	402	10.05
Exercised	(120)	8.49
Expired/Forfeited	(122)	10.38

Balance at December 31, 2020	1,760	10.07	7.6

Vested and exercisable at December 31, 2020	984	$9.40	6.7
Vested and expected to vest at December 31, 2020	1,760	$10.07	7.6
During the year ended December 31, 2020, the Company received proceeds of $1.0 million from the exercise of options with an intrinsic value of $0.6 million. During the year ended December 31, 2019, the Company received proceed
s
of $0.7 million from the exercise of options with an intrinsic value of $1.5 million.
The weighted average grant-date fair values of options granted during the years ended December 31, 2020 and 2019, were $4.30 and $4.93, respectively. For fully vested stock options the aggregate intrinsic values were $8.2 million and $2.3 million as of December 31, 2020 and 2019, respectively. For stock options expected to vest the aggregate intrinsic values were $5.3 million and $0.3 million as of December 31, 2020 and 2019, respectively. The grant date fair value of shares vested during the years ended December 31, 2020 and 2019, was $2.0 million and $2.1 million, respectively.
At December 31, 2020 and 2019, there was $3.0 million and $3.2 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the next 2.4 years.
(b)
Restricted Stock Units
The following table summarizes the Company’s restricted stock unit activity (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2019	80	$11.43
Grants	151	10.17
Vested	(29)	11.28

Balance at December 31, 2020	202	10.51

Each
non-employee
member of the board of directors receives, on the first trading day in February of each year, such number of restricted stock units as is determined by dividing (a) $30,000 (with the award to the chairperson of the board of directors having a value of $45,000) by (b) the
30-day
trailing average share price.
During the year ended December 31, 2020, 16,165 restricted stock units with a fair value of $9.35 per share were issued to the members of the Company’s board of directors  which shares vest on the first anniversary of the grant date, and 135,000 restricted stock units with a fair value of $10.26 per share were issued to employees which shares vest equally after each of the annual anniversaries, on March 1 of the respective year, over a four-year period
. During the year ended December

 31, 2019, 14,175 restricted stock units with a fair value of $10.75 per share were issued to members of the Company’s board of directors  which shares vest on the first anniversary of the grant date
, and 81,303 restricted stock units with a fair value of $11.46 per share were issued to employees which shares vest equally after each of the annual anniversaries, on March 1 of the respective year, over a four-year period.

Airgain, Inc.
Notes to Financial Statements

As of December 31, 2020, there was $1.5 million of total unrecognized stock-based compensation expense related to non-vested
restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.6.
The Company currently uses authorized and unissued shares to satisfy share award exercises.

(c)	Employee Stock Purchase Plan (ESPP)
The Company maintains the Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is implemented through consecutive
6-month
offering periods commencing on March 1 and September 1 of each year. The first offering period under the ESPP commenced on March 1, 2019. The purchase price is set at 85% of the fair market value of the Company’s common stock on either the first or last trading day of the offering period, whichever is lower, and annual contributions are limited to the lower of 20% of an employee’s eligible compensation or such other limits as apply under Section 423 of the Internal Revenue Code for such plans such as the ESPP. The ESPP is intended to qualify as an employee stock purchase plan for purposes of Section 423 of the Internal Revenue Code.
Based on the 15% discount and the fair value of the option feature of the ESPP, it is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company currently uses authorized and unissued shares to satisfy share award exercises.
During the year ended December 31, 2020, the Company received proceeds of $0.2 million

from the issuance of 27,002 shares and during the year ended December 31, 2019, proceeds of $0.1 million

from the issuance of 10,114 shares under the ESPP.
(d)	Stock-based compensation expense
Stock-based compensation expense was $2.6 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively.
The stock-based compensation is reflected in the statements of operations as follows (in thousands):

	For the year ended December 31,
	2020	2019
Cost of goods sold	$2	$—
Research and development	548	474
Sales and marketing	390	174
General and administrative	1,624	1,556

Total	2,564	2,204

(11)	Commitments and Contingencies

(a)	Operating Leases
The Company has entered into lease agreements for office space and research facilities in San Diego County, California; Melbourne, Florida; Scottsdale, Arizona; Taipei, Taiwan; Shenzhen and Jiangsu, China; and Cambridge, United Kingdom. Rent expense was $1.2 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. The longest lease expires in
2025
. The Company moved into its facility in San Diego, California during the year ended December 31, 2014. In
February 2020
, the Company extended its office space lease agreement in San Diego through
 2025.
The future minimum lease payments required under operating leases in effect at December 31, 2020 were as follows (in thousands):

Year ending:
2021	$992
2022	721
2023	705
2024	689
2025	615

$3,722

(b)	Indemnification
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

Airgain, Inc.
Notes to Financial Statements

(c)	Supply Agreement
In September 2020
,
 the Company entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of December 31, 2020, $0.3 million
had been paid under this supply agreement.

(d)	Employment Agreements
On January 16, 2019, the Company entered into amended and restated employment agreements with Jacob Suen, the Company’s President and Kevin Thill, the Company’s Senior Vice President, Engineering. On August 8, 2019, the Company entered into an amendment to the amended and restated employment agreement with Mr. Suen in connection with his promotion to Chief Executive Officer of the Company. The amended and restated employment agreements provide for an indefinite term and for at-will
employment. The agreements also set forth each executive’s annual base salary and target bonus opportunity and provide that each executive will be entitled to the benefits provided to employees generally. In April 2020, the Company further amended the employment agreement with Mr. Suen and Mr. Thill to increase the severance payable in the event of a termination without cause or resignation for good reason, other than in connection with a change in control, from 6 months to 12 months.
On January 13, 2020, the Company entered into an employment agreement with David B. Lyle, the Company’s Chief Financial Officer and Secretary. The agreement sets forth Mr. Lyle’s annual base salary, target bonus opportunity and provides that Mr. Lyle will be entitled to the benefits provided to employees generally. The employment agreement provides for an indefinite term and for at-will employment. Pursuant to the employment agreements, if the Company terminates Mr. Lyle’s employment without cause or he resigns for good reason, he is entitled a lump sum cash payment in an amount equal to 12 months of his base salary plus his target bonus (prorated for the portion of the calendar year during which such termination occurs) and continuation of health benefits at the Company’s expense for a period of 12 months following the date of termination.

(1 2 )	Customer and Geographic Information

(a)	Concentration of Sales and Accounts Receivable
The following represents customers that accounted for 10% or more of total revenue during the years ended December 31, 2020 and 2019, and customers that accounted for 10% or more of total trade accounts receivable at December 31, 2020 and 2019:

	For the year ended December 31,
	2020	2019
Percentage of net revenue
Customer A	34%	36%
Customer B	12%	14%

	As of December, 31
	2020	2019
Percentage of gross trade accounts receivable
Customer A	23%	33%
Customer B	17%	7%
Customer C	13%	9%
Customer D	—	14%

Airgain, Inc.
Notes to Financial Statements

(b)	Concentration of Purchases
During the years ended December 31, 2020 and 2019, all of the Company’s products were manufactured in our Scottsdale, Arizona facilities and by three
contract manufacturers located in China and Myanmar.

(c)	Concentration of Property and Equipment
The Company’s property and equipment, net by geographic region are as follows:

	As of December, 31
	2020	2019
North America	$1,936	$1,663
China	249	190
United Kingdom	192	273
Total	$2,377	$2,126

(1 3 )	Disaggregated Revenues
Disaggregated revenues for the years ended December 31 are as follows (in thousands):

By Sales Channel	For year ended December 31,
	2020	2019
Fulfillment distributors	$27,356	$32,273
OEM/ODM/CM	16,020	17,075
Other	5,126	6,391

Total	$48,502	$55,739

By Market Group	For year ended December 31,
	2020	2019
Consumer	$37,129	$43,000
Automotive	7,463	8,873
Enterprise	3,910	3,866

Total	$48,502	$55,739

By Geography	For year ended December 31,
	2020	2019
China	$35,173	$40,810
North America	10,044	11,611
Other	3,285	3,318

Total	$48,502	$55,739

During the year ended December 31, 2020 and 2019, the Company earned $9.6 million and $9.7 million from customers in the United States.

(14)	Employee Benefit Plan
The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first 90 days of their employment. Under this plan, employees may elect to contribute up to
20
%
of their annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company matches

%
of the employee’s elective deferrals up to
4
%
of their annual compensation. The Company may make discretionary contributions to the 401(k) plan, but there were no
discretionary contributions during the year ended December
31
,
2019
. The Company’s contribution expense was $
0.2 million
for the year ended December
31
,
2020
.

(1 5 )	Subsequent Events
On January 7, 2021, the Company acquired all of the outstanding stock of privately held NimbeLink Corp., or NimbeLink, for approximately $15.0 million, subject to working capital and other customary adjustments. In addition to the cash price, the Company assumed unvested common stock options of continuing employees and service providers. NimbeLink’s former equity-holders have the potential to earn a one-time payment of up to an additional
$8.0 million in cash based on the achievement of certain revenue targets for the
NimbeLink business in 2021.
On February 5, 2021, the
 Company’s board of directors approved the 2021 Employment Inducement Incentive Award Plan (the Inducement Plan) which allows for the Company to issue up to 300,000 shares of common stock. On February 5, 2021, the Company granted inducement awards under the Inducement Plan. The inducement awards consisted of options to purchase an aggregate of
125,000
shares of Company common stock. The options have a
10-year term and an exercise price equal to $24.22. The options vest over a four-year period with 25% of the options vesting on the first anniversary of employment

and the rest vesting in equal monthly installments thereafter.
On February 18, 2021, the Company announced the retirement of its Senior Vice President of Engineering effective May 7, 2021.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the Registrant’s initial public offering

4.3(3)	Description of Registered Securities

10.1(4)	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant

10.2(2)	Form of Indemnity Agreement for Directors and Officers

10.3#(4)	Airgain, Inc. 2003 Equity Incentive Plan

10.4#(4)	Form of Stock Option Agreement under the Airgain, Inc. 2003 Equity Incentive Plan

10.5#(4)	Airgain, Inc. 2013 Equity Incentive Plan

10.6#(4)	Form of Stock Option Grant Notice and Stock Option Agreement under the Airgain, Inc. 2013 Equity Incentive Plan

10.7#(2)	Airgain, Inc. 2016 Incentive Award Plan

10.8#(3)	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.9#(5)	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.10#(2)	Airgain, Inc. 2016 Employee Stock Purchase Plan

10.11#	Second Amended and Restated Employment Agreement, dated April 27, 2020, by and between Kevin Thill and the Registrant

10.12#	Second Amended and Restated Employment Agreement, dated April 27, 2020, by and between Jacob Suen and the Registrant

10.13(6)	Asset Purchase Agreement, dated as of April 7, 2017, by and between the Registrant and MCA Financial Group, Inc. acting as the appointed received for Antenna Plus, LLC.

10.14#(3)	Employment Agreement, dated January 13, 2020, by and between David Lyle and the Registrant

10.15(8)	First Amendment to Office Lease, dated February 13, 2020, by and between Kilroy Realty, L.P. and the Registrant

10.16(9)	Stock Purchase Agreement, dated January 7, 2021, by and among Airgain, Inc, NimbeLink Corp., the sellers set forth therein, and Scott Schwalbe in his capacity as seller representative

10.17#	Non-Employee Director Compensation and Stock Ownership Program (as amended through November 19, 2020)

10.18#	Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.19#	Form of Stock Option Agreement under the 2021 Employment Inducement Incentive Award Plan

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-212542), filed with the SEC on July 29, 2016.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-212542), filed with the SEC on July 15, 2016.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2019
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2017.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2019.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2020.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 7, 2021.
#	Indicates management contract or compensatory plan.
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
Date: February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Suen Jacob Suen	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2021

/s/ David B. Lyle David B. Lyle	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2021

/s/ James K. Sims James K. Sims	Chairman	February 19, 2021

/s/ Tzau-Jin Chung Tzau-Jin Chung	Director	February 19, 2021

/s/ Joan H. Gillman Joan H. Gillman	Director	February 19, 2021

/s/ Thomas A. Munro Thomas A. Munro	Director	February 19, 2021

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	February 19, 2021