Form 10-Q
period 2021-03-31
AIRGAIN INC
filed 2021-05-06
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 4, 2021, the registrant had 10,536,756 shares of Common Stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$21,458	$38,173
Trade accounts receivable	9,853	4,782
Inventory	2,409	1,016
Prepaid expenses and other current assets	1,953	1,462
Total current assets	35,673	45,433
Property and equipment, net	2,469	2,377
Leased right-of-use assets	3,340	—
Goodwill	10,845	3,700
Intangible assets, net	16,517	3,168
Other assets	517	249
Total assets	$69,361	$54,927
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,848	$2,975
Accrued compensation	1,531	2,655
Accrued liabilities and other	2,145	1,187
Short-term lease liabilities	981	—
Current portion of deferred rent obligation under operating lease	—	39
Total current liabilities	9,505	6,856
Deferred purchase price liabilities	6,686	—
Deferred tax liability	86	58
Long-term lease liabilities	2,686	—
Deferred rent obligation under operating lease	—	271
Total liabilities	18,963	7,185
Commitments and contingencies (note 15)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,537 shares issued and 10,003 shares outstanding at March 31, 2021; and 10,318 shares issued and 9,784 shares outstanding at December 31, 2020	102,775	100,356
Treasury stock, at cost: 534 shares at March 31, 2021 and December 31, 2020.	(5,267)	(5,267)
Accumulated deficit	(47,110)	(47,347)
Total stockholders’ equity	50,398	47,742
Total liabilities and stockholders’ equity	$69,361	$54,927

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Sales	$17,377	$11,216
Cost of goods sold	10,480	5,891
Gross profit	6,897	5,325
Operating expenses:
Research and development	2,706	2,418
Sales and marketing	2,439	1,539
General and administrative	3,633	2,678
Total operating expenses	8,778	6,635
Loss from operations	(1,881)	(1,310)
Other expense (income):
Interest income, net	(8)	(124)
Other expense	7	—
Total other income	(1)	(124)
Loss before income taxes	(1,880)	(1,186)
Provision (benefit) for income taxes	(2,117)	16
Net income (loss)	$237	$(1,202)
Net income (loss) per share:
Basic	$0.02	$(0.12)
Diluted	$0.02	$(0.12)
Weighted average shares used in calculating income (loss) per share:
Basic	9,869	9,690
Diluted	10,839	9,690

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net income (loss)	$237	$(1,202)
Unrealized loss on available-for-sale securities, net of deferred taxes	—	(15)
Comprehensive income (loss)	$237	$(1,217)

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Total stockholders' equity, beginning balance	$47,742	$47,904

Common stock and additional paid-in capital:
Balance at beginning of period	100,356	96,623
Stock-based compensation	928	668
Replacement awards issued in relation to acquisition	40	—
Issuance of shares for stock purchase plan	1,451	70
Balance at end of period	102,775	97,361

Treasury stock:
Balance at beginning of period	(5,267)	(4,659)
Repurchases of common stock	—	(190)
Balance at end of period	(5,267)	(4,849)

Accumulated other comprehensive income (loss):
Balance at beginning of period	—	8
Other comprehensive income (loss)	—	(15)
Balance at end of period	—	(7)

Accumulated deficit:
Balance at beginning of period	(47,347)	(44,068)
Net income (loss)	237	(1,202)
Balance at end of period	(47,110)	(45,270)

Total stockholders' equity, ending balance	$50,398	$47,235

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$237	$(1,202)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	131	122
Amortization of intangible assets	716	164
Amortization of premium (discounts) on investments, net	—	7
Stock-based compensation	928	668
Deferred tax liability	(2,302)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(3,944)	640
Inventory	278	197
Prepaid expenses and other assets	(451)	238
Other assets	27	—
Accounts payable	1,179	(291)
Accrued compensation	(1,263)	(1,356)
Accrued liabilities and other	527	(44)
Lease liabilities	17	—
Deferred obligation under operating lease	—	(45)
Net cash used in operating activities	(3,920)	(902)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(14,185)	—
Purchases of available-for-sale securities	—	(752)
Maturities of available-for-sale securities	—	11,400
Purchases of property and equipment	(61)	(115)
Net cash provided by (used in) investing activities	(14,246)	10,533
Cash flows from financing activities:
Repurchases of common stock	—	(190)
Proceeds from issuance of common stock, net	1,451	70
Net cash provided by (used in) financing activities	1,451	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,715)	9,511
Cash, cash equivalents, and restricted cash; beginning of period	38,348	13,197
Cash, cash equivalents, and restricted cash; end of period	$21,633	$22,708

Supplemental disclosure of cash flow information:
Taxes paid	$38	$22
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$3,199	$—
Leased liabilities recorded upon adoption of ASC 842	$3,519	$—
Accrual of property and equipment	$13	$21

Cash and cash equivalents	$21,458	$22,533
Restricted cash included in other assets	175	175
Total cash, cash equivalents, and restricted cash	$21,633	$22,708

See accompanying notes.

Airgain, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced wireless connectivity solutions and technologies used to enable high performance wireless networking across a broad range of markets, including consumer, enterprise and automotive. The Company's technologies are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet, and asset tracking devices. The Company provides its solutions to the residential wireless local area networking, also known as WLAN, market, supplying to leading carriers, original equipment manufacturers, or OEMs, original design manufacturers, or ODMs, and chipset manufacturers. The Company’s headquarters is in San Diego, California with office space and research, design and test facilities in the United States, United Kingdom, China, and Taiwan.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, from which the balance sheet information herein was derived. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and investments have been eliminated in consolidation.

On January 7, 2021, the Company acquired all of the outstanding stock of NimbeLink Corp., a Delaware corporation (NimbeLink),

for an upfront cash purchase price of approximately $15.0 million, subject to working capital and other customary adjustments of approximately $1.0 million as well as $0.7 million in deferred cash payments due to the seller fifteen months after the close of the transaction. In addition, NimbeLink’s former security holders may receive up to $8.0 million in additional consideration, subject to the acquired business's achievement of certain revenue targets in 2021. The transaction was recorded using the purchase method of accounting; accordingly, the results of NimbeLink are included in the Company’s condensed consolidated statements of operations and cash flows for the period subsequent to its acquisition.

The unaudited condensed balance sheet as of December 31, 2020, included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, and the consolidated balance sheet data as of March 31, 2021, have been prepared on the same basis as the audited financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021, or for any future period.

Segment Information

The Company’s operations are located primarily in the United States and most of its assets are located in San Diego, California, Plymouth, Minnesota and Scottsdale, Arizona. The Company operates in one segment related to the sale of wireless connectivity solutions and technologies. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the current year financial statements including reclassification of accrued vacation, accrued payroll and other payroll accrual balances from accrued liabilities and other to accrued compensation resulting in changes to the comparative condensed consolidated statement of cash flows.

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2021, there have been no material changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, with the exception of the Company's adoption of ASC 842, Leases as discussed below.

Restricted Cash

As of March 31, 2021, the Company has $0.2 million in cash on deposit to secure certain lease commitments. Restricted cash is recorded in Other assets in the Company’s balance sheet.

Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. No allowance for doubtful accounts was recorded as of March 31, 2021 and December 31, 2020.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In certain instances, shipping terms are delivery at place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet. The Company also manufactures certain of its products at its facility located in Scottsdale, Arizona.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2021, the Company’s inventories consist of raw materials of $1.5 million and finished goods of $0.9 million as of March 31, 2021. As of December 31, 2020, inventories consisted of raw materials of $0.8 million and finished goods of $0.2 million, respectively. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $10,000 as of March 31, 2021 and December 31, 2020.

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

•
Level 1: Quoted prices in active markets for identical assets or liabilities
•
Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
•
Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

Business Combinations

The Company applies the provisions of Accounting Standards Codification (ASC) 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as the contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

In addition, uncertain tax positions and tax-related valuation allowances assumed, if any, in connection with a business combination are initially estimated as of the acquisition date. The Company re-evaluates these items quarterly based upon facts and circumstances that existed as of the acquisition date with any adjustments to the preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the end of the measurement period or final determination of the estimated value of the tax allowance or contingency, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect the income tax provision (benefit) in the consolidated statements of operations and could have a material impact on the results of operations and financial position.

Revenue Recognition

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and the related amendments, which are codified into ASC 606, Revenue from Contracts with Customers, using the modified retrospective method. The Company generates revenue mainly from the sale of wireless connectivity solutions and technologies. A portion of revenue is generated from service agreements and data subscription plans with certain customers. The revenue generated from service contracts and data subscription plans is insignificant. The Company recognizes revenue to depict the transfer of control of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Control passes to the customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. Revenue from Nimbelink's data subscription plans is recognized over the period of the subscription.

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

For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s revenue is recognized on a “point-in-time” basis when control passes to the customer. The revenue from service contracts and data subscription plans is recognized “over time”. A portion of the Company’s sales is made through distributors under agreements which allow for pricing credits and/or rights of return under certain circumstances. The Company has recorded a $0.2 million reserve, in accrued and other liabilities as of March 31, 2021, for potential rights of return from distributors.

The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract and type of customer and generally range from 30 to 120 days from delivery. The Company provides assurance-type warranties on all product sales ranging from one to two years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. Warranty costs including replacement costs for product failures in the field under warranty have been insignificant; accordingly, our warranty reserve is insignificant.

Although customers may place orders for products that are delivered on multiple dates in different quarterly reporting periods; all of the orders are normally scheduled within one year from the order date. The Company has opted to not disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. The Company has also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, as the period over which the sales commission asset that would have been recognized is less than one year. Shipping and handling costs are immaterial and reported in in operating expenses in the condensed consolidated statement of operations.

There were no contract assets as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company recorded $52,000 and $19,000 of contract liabilities, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities, representing a liability to make lease payments, and corresponding right-of-use assets representing its right to use the underlying asset. The Company adopted the new accounting standard using the modified retrospective transition option as of the effective date on January 1, 2021. The adoption of this standard had a material impact on the Company's condensed consolidated balance sheets. The adoption did not have an impact on the Company's consolidated statements of operations.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU include removing exceptions to incremental intraperiod tax allocation of losses and gains from different financial statement components, exceptions to the method of recognizing income taxes on interim period losses, and exceptions to deferred tax liability recognition related to foreign subsidiary investments. In addition, the ASU requires that entities recognize franchise tax based on an incremental method and requires an entity to evaluate the accounting for step-ups in the tax basis of goodwill as inside or outside of a business combination. Based on the Company’s emerging growth company status the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company has adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

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

The following table presents the computation of net income (loss) per share (in thousands except per share data):

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss)	$237	$(1,202)
Denominator:
Weighted average common shares outstanding - basic	9,869	9,690
Plus dilutive effect of potential common shares	970	—
Weighted average common shares outstanding - diluted	10,839	9,690
Net income (loss) per share:
Basic	$0.02	$(0.12)
Diluted	$0.02	$(0.12)

Diluted weighted average common shares outstanding for the three months ended March 31, 2021 includes 25,201 warrants and 945,032 options.

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2021	2020
Stock options and restricted stock	371	1,211
Warrants outstanding	—	51
Total	371	1,262

Note 4. Business Combinations

On January 7, 2021, the Company entered into a Stock Purchase Agreement, by and among the Company, NimbeLink, the sellers set forth therein (the Sellers) and Scott Schwalbe in his capacity as seller representative (the Purchase Agreement).  NimbeLink is an industrial Internet of Things (IIoT) company focused on the design, development and delivery of edge-based cellular connectivity solutions for enterprise customers. The acquisition of NimbeLink supports the Company's transition toward becoming a more system-level company and will play an important role in the Company's overall growth strategy to broaden market diversification, especially within the IIoT space.

Pursuant to the Purchase Agreement, at the closing on January 7, 2021, the Company acquired all of the outstanding stock of NimbeLink for an upfront cash purchase price of approximately $15.0 million, subject to working capital and other customary adjustments of $1.0 million and $0.7 million in deferred cash payments due to the Sellers fifteen months after the close of the transaction. In addition, NimbeLink’s former security holders may receive up to $8.0 million in contingent consideration, subject to the acquired business's achievement of certain revenue targets in 2021. The Company assumed unvested common stock options of continuing employees and service providers.

Acquisition Consideration

The following table summarizes the fair value of purchase consideration to acquire NimbeLink (in thousands):

Fair value of purchase consideration
Cash	$15,991
Deferred payments(1)	728
Contingent consideration(2)	5,986
Replacement options(3)	40
Total purchase consideration	$22,745

(1) The fair value of the holdback payment was determined by discounting to present value, payments totaling $/0.7 million expected to be made to NimbeLink fifteen months after the close of the transaction.

(2) The fair value of contingent consideration is based on applying the Monte Carlo simulation method to forecast achievement under various contingent consideration events which may result in up to $8 million in payments subject to the acquired business’s satisfying certain revenue targets in 2021. Key inputs in the valuation include forecasted revenue, revenue volatility and discount rate. Underlying forecast mathematics were based on Geometric Brownian Motion in a risk-neutral framework and discounted back to the applicable period in which the accumulative thresholds were achieved at discount rates commensurate with the risk and expected payout term of the contingent consideration.

(3) Represents the pre-combination stock compensation expense for replacement options issued to NimbeLink employees.

Preliminary Purchase Price Allocation

The following is an allocation of purchase price as of the January 7, 2021 closing date based upon a preliminary estimate of the fair value of the assets acquired and liabilities assumed by the Company in the acquisition (in thousands):

Purchase price allocation
Cash	$1,806
Accounts receivable	1,127
Inventory	1,671
Prepaids and other current assets	141
Property and equipment	151
Right of use assets	402
Other assets	194
Identified intangible assets	14,065
Accounts payable	(654)
Accrued compensation	(139)
Accrued expenses and other current liabilities	(432)
Short-term lease liabilities	(78)
Long-term lease liabilities	(324)
Deferred tax liabilities	(2,330)
Identifiable net assets acquired	15,600
Goodwill	7,145
Total purchase price	$22,745

The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets (in thousands):

Category	Estimated Life in Years	Fair value
Finite-lived intangible assets
Market-related intangibles	5	$1,700
Customer relationships	5	8,950
Developed technology	12	2,600
Covenants to non-compete	2	115
Indefinite-lived intangible assets
In-process research and development	N/A	700
Total identifiable intangible assets acquired		$14,065

Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations and in doing so considered or relied in part upon reports of a third party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets and inventory, and the portions of the purchase consideration expected to be paid to NimbeLink securityholders in the future, as described above. Certain NimbeLink securityholders that are employees are not required to remain employed in order to receive the deferred payments and contingent consideration; accordingly, the fair value of the deferred payments and contingent consideration have been accounted for as a portion of the purchase consideration.

Estimates of fair value require management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the operations of the NimbeLink business with the operations of the Company. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Updates to and/or completion of the valuations of certain assets acquired and liabilities assumed and our evaluation of certain income tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. We expect to complete the purchase price allocations within 12 months of the respective acquisition dates.

The fair value of the customer relationships was determined using the multi-period excess earnings method, or MPEEM. MPEEM estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. Future cash flows for contractual and non-contractual customers were estimated based on forecasted revenue and costs, taking into account the growth rates and contributory charges. The fair value of market-related intangible assets, developed technology, and in-process research and development (IPR&D) was determined using the Relief from Royalty Method. The Relief-from-Royalty method is a specific application of the discounted-cash-flow method, which is a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions to estimate the hypothetical royalty rate include observable royalty rates, which are royalty rates in negotiated licenses and market-based royalty rates which are royalty rates found in available market data for licenses involving similar assets. Developed technology will begin amortization immediately and IPR&D will begin amortization upon the completion of each project. If any of the projects are abandoned, the Company will be required to impair the related IPR&D asset. The fair value of non-compete intangible assets was estimated using the with-or-without method. The with-and-without method estimates the value of an intangible asset by quantifying the loss of economic profits under a hypothetical condition where only the subject intangible does not exist and needs to be re-created. Projected revenues, operating expenses and cash flows are calculated in each "with" and "without" scenario and the difference in the cash flow is discounted to present value. Inventory was valued at net realizable value. Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up of $0.4 million is included in the purchase price allocation above.

The Company assumed liabilities in the acquisition which primarily consist of accrued employee compensation and certain operating liabilities. The liabilities assumed in these acquisitions are included in the respective purchase price allocations above.

Goodwill recorded in connection with the NimbeLink acquisition was $7.1 million. The Company does not expect to deduct any of the acquired goodwill for tax purposes.

Supplemental proforma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the NimbeLink acquisition had occurred at the beginning of 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Net revenue - pro forma combined	$17,409	$15,946
Net loss - pro forma combined	236	(1,324)

The following adjustments were included in the unaudited pro forma combined net revenues (in thousands):

	Three months ended March 31,
	2021	2020
Net revenue	$17,377	$11,216
Add: Net revenue - acquired businesses	32	4,730
Net revenues - pro-forma combined	$17,409	$15,946

The following adjustments were included in the unaudited pro forma combined net income (loss) (in thousands):

	Three months ended March 31,
	2021	2020
Net income (loss)	$237	$(1,202)
Add: Results of operations of acquired business	(310)	771
Less: pro forma adjustments
Amortization of historical intangibles	—	24
Amortization of acquired intangibles	(38)	(587)
Inventory fair value adjustments	353	(353)
Interest income	(6)	—
Interest expense	—	23
Net loss - pro forma combined	$236	$(1,324)

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles, removal of historical intangible asset amortization and recognition of expense associated with the step-up of inventory.

The pro forma data is presented for illustrative purposes only, and the historical results of NimbeLink are based on its books and records prior to the acquisition, and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity. For the three months ended March 31, 2021, $3.2 million of revenue and $0.2 million of net loss included in the Company's condensed consolidated statements of operations was related to NimbeLink. The Company does not consider the revenue and net loss related to the acquired entity to be indicative of results of the acquisition due to integration activities since the acquisition date.

Also see Note 7, Goodwill and Intangible Assets for further information on goodwill and intangible assets related to the NimbeLink acquisition.

Note 5. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Cash and cash equivalents
Cash	$5,411	$—	$—	$5,411	$5,411

Level 1:
Money market funds	16,047	—	—	16,047	16,047

Total	$21,458	$—	$—	$21,458	$21,458

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Cash and cash equivalents
Cash	$2,779	$—	$—	$2,779	$2,779

Level 1:
Money market funds	35,394	—	—	35,394	35,394

Total	$38,173	$—	$—	$38,173	$38,173

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Computers and software	$607	$596
Furniture, fixtures, and equipment	400	400
Manufacturing and testing equipment	4,184	3,874
Construction in process	22	120
Leasehold improvements	932	932
Property and equipment, gross	6,145	5,922
Less accumulated depreciation	(3,676)	(3,545)
Property and equipment, net	$2,469	$2,377

Depreciation expense was $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Goodwill and Intangible Assets

The change in the carrying amount of goodwill during the three months ended March 31, 2021 is as follows (in thousands):

Goodwill as of December 31, 2020	$3,700
Goodwill from NimbeLink acquisition	7,145
Goodwill as of March 31, 2021	$10,845

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Intangibles, net
March 31, 2021
Market related intangibles	5	$1,700	$80	$1,620
Customer relationships	7	13,780	2,743	11,037
Developed technologies	11	3,680	622	3,058
In process research and development	N/A	700	—	700
Covenants to non-compete	2	115	13	102
Tradenames	4	120	120	—
Total intangible assets, net		$20,095	$3,578	$16,517

December 31, 2020
Customer relationships	10	$4,830	$2,203	$2,627
Developed technologies	9	1,080	539	541
Tradename	3	120	120	—
Total intangible assets, net		$6,030	$2,862	$3,168

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2021 (remaining nine months)	$2,286
2022	3,026
2023	2,969
2024	2,968
2025	2,955
Thereafter	2,313
Total	$16,517

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.7 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued expenses	$825	$519
VAT payable	339	327
Accrued income taxes	343	182
Other current liabilities	638	159
Accrued liabilities and other	$2,145	$1,187

Note 9. Notes Payable and Line of Credit

On January 7, 2021, as a result of the Nimbelink acquisition, the Company assumed a revolving line of credit (Line of Credit) with Choice Financial Group (Choice) whereby Choice has made available to the Company a secured credit facility of up to the lesser of (1) $1.5 million or (2) the sum of (a) 80% of the aggregate amount of third party accounts receivable balances, excluding progress billings, foreign receivables, accounts subject to dispute or setoff and doubtful accounts (Eligible Accounts) aged less than 90 days, net of 10% allowance, and (b) 25% of raw materials and finished goods, except those held at named contract manufacturer, after a 10% reserve for excess and obsolete inventory. Amounts borrowed under the Line of Credit bear interest at the prime rate plus 1%, payable monthly. The facility is secured by a commercial guarantee and a lien over the property of NimbeLink including inventory, equipment, accounts receivable, investments, deposit accounts, other rights to payment and performance and general intangibles. In the event of violation of the representations, warranties and covenants made in the agreement, the Company may not be able to utilize the Line of Credit or repayment of amounts owed pursuant to the Line of Credit could be accelerated. The Company is currently in compliance with the covenants that it is required to meet during the term of the Line of Credit.  No amounts have been borrowed under this facility as of March 31, 2021.

Note 10. Leases

Operating leases

The Company adopted ASC 842 on January 1, 2021, using the effective date transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date. As a result of the adoption of ASC 842, the Company recognized right-of-use assets and lease liabilities of $3.2 million and $3.5 million, respectively, as of the January 1, 2021 effective date. There was no impact to opening retained earnings or to the condensed consolidated statement of operations for the three months ended March 31, 2021.

The Company has made certain assumptions and judgements when applying ASC 842 including the adoption of the package of practical expedients available for transition. The practical expedients allowed the Company to not reassess (i) whether expired or existing contracts contained leases, (ii) lease classification for expired or existing leases and (iii) previously capitalized initial direct costs. The Company also elected not to recognize right-of-use assets and lease liabilities for short-term leases (leases with a term of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring at various years through 2025. The facility leases have original lease terms of two to seven years and contain options to extend the lease up to 5 years or terminate the lease. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2021, the weighted average discount rate for operating leases was 3.5% and the weighted average remaining lease term for operating leases was 4.2 years, respectively.

The Company has entered into various short-term operating leases primarily for test houses and office equipment, with an initial term of twelve months or less. These leases are not recorded on the Company's consolidated balance sheet and the related lease expense for these short-term leases is not material.

During the three months ended March 31, 2021, the Company assumed a lease through the acquisition of NimbeLink. The Company recorded a right-of-use asset and lease liability of $0.4 million as of acquisition date, January 7, 2021. No other right-of-use assets were obtained in exchange for lease liabilities during the three months ended March 31, 2021.

Operating lease cost was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of March 31, 2021 (in thousands):

Future operating lease obligations
2021 (remaining)	$843
2022	894
2023	777
2024	773
2025	673
Total minimum payments	3,960
Less imputed interest	(290)
Less unrealized translation gain	(3)
Total lease liabilities	3,667
Less short-term lease liabilities	(981)
Long-term lease liability	$2,686

The future minimum lease payments required under operating leases as of December 31, 2020, in accordance with ASC 840, Leases, were as follows (in thousands):

Year ending:
2021	$992
2022	721
2023	705
2024	689
2025	615
Total	$3,722

Note 11. Treasury Stock

In August 2017 the Company’s Board of Directors (the Board) approved a share repurchase program (the 2017 Program) pursuant to which the Company could purchase up to $7.0 million of shares of its common stock over the twelve-month period following the establishment of the program. The repurchases under the 2017 Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases are made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. On August 7, 2018, the Board approved an extension to the 2017 Program for an additional twelve-month period ending on August 14, 2019.

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

During the three months ended March 31, 2021, the Company did not repurchase shares of its common stock. Since inception of the 2019 Program through March 31, 2021, the Company repurchased a total of approximately 162,000 shares of the common stock for a total cost of $1.6 million.

Note 12. Income Taxes

The Company’s effective income tax rate was 112.6% and (1.4)% for the three months ended March 31, 2021 and 2020, respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2021, was primarily related to the release of the valuation allowance attributable to the acquisition of NimbeLink.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC Topic 740 Income Taxes. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. As of December 31, 2020, the Company had a valuation allowance against net deferred tax assets but for the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) that may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

In connection with the acquisition of NimbeLink, the Company recorded deferred tax liabilities associated with acquired intangible assets. As a result, for the three months ended March 31, 2021, the Company determined that it is appropriate to release a portion of the Company's valuation allowance.

Note 13. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Inventive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards. 300,000 shares were initially reserved under the Inducement Plan. In January 2021, in connection with the NimbeLink acquisition, the Company assumed the NimbeLink Corp 2016 Stock Incentive Plan and stock options to purchase 22,871 shares of common stock issuable thereunder.

The following table presents common stock reserved for future issuance(1) (in thousands):

	March 31, 2021	December 31, 2020
Warrants issued and outstanding	10	51
Stock option awards issued and outstanding	2,036	1,760
Authorized for grants under the 2016 Equity Incentive Plan(2)	303	357
Authorized for grants under the Inducement Plan(3)	192	—
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	343	256
	2,884	2,424

(1) Treasury stock in the amount of 534,000 as of March 31, 2021 and December 31, 2020 are excluded from the table above.

(2) On January 1, 2021, the number of authorized shares in the 2016 Equity Incentive Plan increased by 391,356 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.

(3) On January 7, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan; 110,000 shares were issued under the inducement plan during the three months ended March 31, 2021

(4) On January 1, 2021, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 98,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 14. Stock Based Compensation

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of shares	Exercise price	Remaining contractual term (years)
Balance at December 31, 2020	1,760	$10.07
Granted	431	23.35
Exercised	(144)	11.45
Expired/Forfeited	(11)	11.94
Balance at March 31, 2021	2,036	12.77	7.8

Vested and exercisable at March 31, 2021	1,028	9.35	6.8
Vested and expected to vest at March 31, 2021	2,036	12.77	7.8

The weighted average grant date fair value of options granted during the three months ended March 31, 2021 and for the year ended December 31, 2020, was $11.23 and $4.30, respectively. For fully vested stock options, the aggregate intrinsic value as of March 31, 2021 and December 31, 2020 was $12.2 million and $8.2 million, respectively. For stock options expected to vest, the aggregate intrinsic value as of March 31, 2021, and December 31, 2020, was $6.2 million and $5.3 million, respectively.

At March 31, 2021 and December 31, 2020, there was $7.0 million and $3.0 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans. That cost is expected to be recognized over the next 2.8 years.

Restricted Stock

The following table summarizes the Company's Restricted Stock Unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Non-vested balance at December 31, 2020	202	$10.51
Grants	158	24.23
Vested and released	(61)	10.43
Non-vested balance at March 31, 2021	299	17.75

As of March 31, 2021 and December 31, 2020 there was $5.0 million and $1.5 million, respectively, of total unrecognized compensation cost related to unvested RSUs having a weighted average remaining contractual term of 3.2 years.

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

Under the ESPP the Company received proceeds of $0.1 million from the issuances of approximately 10,000 shares in February 2021.

Stock-based compensation expense

Stock based compensation expense was $0.9 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2021	2020
Cost of goods sold	$1	$—
Research and Development	204	152
Sales and marketing	215	90
General and administrative	508	426
Total stock-based compensation expense	$928	$668

Note 15. Commitments and Contingencies

(a) Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to, product liability and intellectual property. To date, there have been no known events or circumstances that have resulted in any material costs related to these indemnification provisions and no liabilities have been recorded in the accompanying consolidated financial statements.

(b) Supply Agreement

In September 2020, the Company entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of March 31, 2021, $1.3 million has been paid under this supply agreement.

Note 16. Concentration of Credit Risk

(a) Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three months ended March 31, 2021 and 2020, and customers that accounted for 10% or more of total trade accounts receivable at March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Percentage of net revenue
Customer A	25%	36%
Customer B	15	9

	As of March 31,
	2021	2020
Percentage of gross trade accounts receivable
Customer A	23%	37%
Customer B	20	—
Customer C	10	8

(b) Concentration of Purchases

During the three months ended March 31, 2021, the Company’s products were primarily manufactured by three contract manufacturers in China, one in Myanmar, one in Minnesota and by the Company’s Arizona facility.

(c) Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region are as follows:

	As of
	March 31, 2021	December 31, 2020
North America	$2,051	$1,942
Asia Pacific (APAC)	247	183
Europe, Middle East and Africa (EMEA)	171	252
Property and equipment, net	$2,469	$2,377

Note 17. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

	Three months ended March 31,
	2021	2020
By Sales Channel:
Fulfillment distributors	$4,206	$6,082
OEM/ODM/Contract manufacturer	8,813	4,113
Other	4,358	1,021
Total	$17,377	$11,216

By Market Group:
Consumer	$10,296	$8,463
Enterprise	4,382	802
Automotive	2,699	1,951
Total	$17,377	$11,216

By Geography:
China	$7,956	$5,288
Taiwan	1,953	3,059
North America	6,657	2,456
Rest of the world	811	413
Total	$17,377	$11,216

Revenue generated from the United States was $6.4 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We are transitioning from a passive antenna and related services provider to a wireless system solutions provider, targeting higher levels of integration and complexity, and therefore, higher selling prices and margins and in 2020 we announced our new patented AirgainConnect® platform. The first product from this platform is the FirstNet Ready™ AirgainConnect AC-HPUE antenna-modem, targeting vehicles used by first responders. The AC-HPUE antenna-modem includes an integrated high-power LTE modem supporting the 3GPP Band 14 HPUE (or high-power user equipment) output power functionality and is certified to run on the AT&T FirstNet network.

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

The consumer market encompasses a large and growing market of consumers using wireless-enabled devices and our antennas are deployed in consumer access points, wireless gateways, Wi-Fi Mesh systems and extenders, smart TVs, smart home devices, and set-top boxes. In the consumer market our antennas support an array of technologies including wireless local area networking, or WLAN, Wi-Fi, LTE, 5G and low power wide area networking, or LPWAN.

The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. Within this market our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, and remote radio heads. Within this market we support an array of technologies, including Wi-Fi, LTE, 5G and LPWAN.

In the automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment and support a variety of technologies that include Wi-Fi, 3G, LTE, Satellite and LPWAN. The fleet and aftermarket segment consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems via long coax cables to provide connectivity to fixed and mobile assets. Within the fleet and aftermarket market segment, there has been a rise in the number of antennas per vehicle. This is largely driven by the increasing needs of connectivity across different access technologies that include Wi-Fi, 3G, LTE, 5G and satellite. In January 2021, AT&T launched its MegaRange™ high power feature on the FirstNet network and Airgain announced the nationwide availability of its AirgainConnect AC-HPUE product.

Our design teams partner with customers from the early stages of prototyping to device throughput testing to facilitate optimal performance and quick time to market. Our capabilities include design, custom engineering support, integration, and over-the-air, or OTA, testing. These capabilities have resulted in a strong reputation across the OEM, original design manufacturers, or ODM, and chipset manufacturer ecosystem. Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading Wi-Fi chipset vendors, OEMs, ODMs, chipset manufacturers and service providers rely on these reference designs and our engineering skills to deliver superior throughput performance. We view our relationship with OEM, ODM, chipset manufacturers and service providers as an important attribute to our long-term strategy and success.

We believe demand is growing rapidly for our advanced wireless connectivity solutions and there is a significant market opportunity. As the ability to provide mobile internet access grows, our solutions and expertise become more important to prospects and customers. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home WLAN device market.

COVID-19 Pandemic

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions are taking actions in an effort to slow COVID-19’s spread, resulting in limitations on business operations and consumer and employee travel. In accordance with local regulations, engineering, testing, and production operations in our Scottsdale office, as well as testing operations in our remote facilities, have resumed with protocols in place to prevent and limit the spread of the virus. In each work location, protocols have been established and remain in place, in accordance with local regulations and guidance, in order to minimize the risk to those employees whose presence in the office is necessary. Our salespeople continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely rather than in-person.

The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may emerge concerning COVID-19, the success of vaccinations and other actions taken to contain or treat COVID-19, the roll-out of vaccinations by various domestic and international government agencies and additional reactions by consumers, companies, governmental entities and capital markets.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including the growth in sales of AirgainConnect AC-HPUE product and success in integrating NimbeLink and increasing its sales, the impact of the global chip shortage on our business and that of our end customers, as well as historical factors such as manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average sales price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are price-conscious and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on among other things, new and existing end-customers selecting our antenna solutions for their wireless devices and networks, the impact of the COVID-19 pandemic, as discussed above, the deployment level of AirgainConnect AC-HPUE, the proliferation of Wi-Fi connected home devices and data intensive applications, trends related to in-house design in our traditional set top market, investments in our growth to address customer needs, the impact of the global chip shortage on our business and that of our end customers, our ability to target new end markets, development of our product offerings and technology solutions and international expansion, as well as our ability to successfully integrate past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in greater detail in the section entitled “Risk Factors” included in this quarterly report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K.

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

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our products. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. We generally recognize sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently insignificant, we also generate service and subscription revenue derived from agreements to provide design, engineering, and testing services.

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

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna designs and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated operating expenses such as office supplies, premises expenses, and insurance. We may also incur expenses from outside consultants and for prototyping new antenna solutions. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of new solutions and markets and as we invest in improving efficiencies within our supply chain, although our research and development expense may fluctuate as a percentage of total sales.

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

Other Expense (Income)

Interest Income, net. Interest income consists of interest from our cash and cash equivalents.

Other Expense. Other expense consists of other income and realized foreign exchange gains or losses.

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

	Three months ended March 31,
	2021	2020
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	60.3	52.5
Gross profit	39.7	47.5
Operating expenses:
Research and development	15.6	21.6
Sales and marketing	14.0	13.7
General and administrative	20.9	23.9
Total operating expenses	50.5	59.2
Income (loss) from operations	(10.8)	(11.7)
Other income	(0.0)	(1.1)
Income (loss) before income taxes	(10.8)	(10.6)
Provision for income taxes	(12.2)	0.1
Net income (loss)	1.4%	10.7%

Comparison of the Three Months Ended March 31, 2021 and 2020 (dollars in thousands)

Sales

	Three months ended March 31,
	2021	2020	Increase	% Change

Sales	$17,377	$11,216	$6,161	54.9%

Sales increased $6.2 million, or 54.9% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.  Revenue from our consumer market increased $1.8 million, from $8.5 million for the three months ended March 31, 2020 to $10.3 million for the three months ended March 31, 2021 due to a gateway design win for a large North American service provider end customer.  Revenue from our enterprise market increased $3.6 million, from $0.8 million for the three months ended March 31, 2020 to $4.4 million for the three months ended March 31, 2021 primarily due to revenue generated from NimbeLink. Revenue for our automotive market increased $0.8 million, from $1.9 million for the three months ended March 31, 2020 to $2.7 million for the three months ended March 31, 2021, due to the incremental revenue generated from AirgainConnect product sales launched in the fourth quarter of 2020.

Cost of Goods Sold

	Three months ended March 31,
	2021	2020	Increase	% Change

Cost of goods sold	$10,480	$5,891	$4,589	77.9%

Cost of goods sold increased $4.6 million or 77.9%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, and was primarily as a result of incremental product costs from shipments of AirgainConnect and NimbeLink devices, amortization of the inventory step-up adjustment and amortization of intangible assets related to the NimbeLink acquisition as well as general increases in production overhead and procurement costs on higher production volumes.

Gross Profit

	Three months ended March 31,
	2021	2020	Increase	% Change

Gross profit	$6,897	$5,325	$1,572	29.5%
Gross profit (percentage of sales)	39.7%	47.5%		(7.8)%

Gross profit as a percentage of sales decreased by 7.8% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 mostly due to product mix including the sales of NimbeLink devices with lower gross margins, higher amortization costs and inventory step-up charges.

Operating Expenses

	Three months ended March 31,
	2021	2020	Increase	% Change
Operating Expenses
Research and development	$2,706	$2,418	$288	11.9%
Sales and marketing	2,439	1,539	900	58.5
General and administrative	3,633	2,678	955	35.7
Total	$8,778	$6,635	$2,143	32.3%

Research and Development

Research and development expense increased $0.3 million or 11.9% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to the incremental expenses from NimbeLink as well as higher personnel-related expenses.

Sales and Marketing

Sales and marketing expense increased $0.9 million or 58.5%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to the incremental expenses from NimbeLink as well as higher personnel-related expenses, but partially offset by reductions in travel costs.

General and Administrative

General and administrative expense increased by $1.0 million, or 35.7%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to the incremental expenses associated with NimbeLink as well as higher personnel-related expenses and higher legal and professional fees related to the NimbeLink acquisition.

Other Expense (Income)

	Three months ended March 31,
	2021	2020	$ Change	% Change
Other expense (income):
Interest income, net	$(8)	$(124)	$116	(93.5)%
Other expense	7	—	7	—
Total	$(1)	$(124)	$123	(99.2)%

Other income decreased $0.1 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.The decrease was primarily due to lower interest income resulting from the decrease in short-term investment balances.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $21.7 million at March 31, 2021.

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $47.1 million at March 31, 2021.

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

On January 31, 2018, we entered into a second amended and restated loan and security agreement with Silicon Valley Bank, or the SVB Loan Agreement. Under this agreement, the aggregate principal amount available under the revolving line of credit was $10.0 million and required us to maintain a ratio of cash and cash equivalents plus accounts receivable to outstanding debt under the Loan Agreement minus deferred revenue of 1.25 to 1.00. The SVB Loan Agreement also set a borrowing base limit of 80% of the aggregate face amount of all eligible receivables. The revolving line of credit matured on January 31, 2020 and was not renewed.

On January 7, 2021, as a result of the Nimbelink acquisition, the Company assumed a revolving line of credit (Line of Credit) with Choice Financial Group (Choice) whereby Choice has made available to the Company a secured credit facility of up to the lesser of (1) $1.5 million or (2) the sum of (a) 80% of the aggregate amount of third party accounts receivable balances, excluding progress billings, foreign receivables, accounts subject to dispute or setoff and doubtful accounts (Eligible Accounts) aged less than 90 days, net of 10% allowance, and (b) 25% of raw materials and finished goods, except those held at named contract manufacturer, after a 10% reserve for excess and obsolete inventory. Amounts borrowed under the Line of Credit bear interest at the prime rate plus 1%, payable monthly. The facility is secured by a commercial guarantee and a lien over the property of NimbeLink including inventory, equipment, accounts receivable, investments, deposit accounts, other rights to payment and performance and general intangibles. In the event of violation of the representations, warranties and covenants made in the agreement, the Company may not be able to utilize the Line of Credit or repayment of amounts owed pursuant to the Line of Credit could be accelerated. The Company is currently in compliance with the covenants that it is required to meet during the term of the Line of Credit.  No amounts have been borrowed under this facility as of March 31, 2021

In August 2017 our board of directors approved a share repurchase program, or the 2017 Program, pursuant to which we could purchase up to $7.0 million of shares of our common stock over the twelve-month period following the establishment of the program. The repurchases under the 2017 Program were made from time to time in the open market or in privately negotiated transactions and were funded from our working capital. Repurchases are made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. On August 7, 2018, our board of directors approved an extension to the 2017 Program for an additional twelve-month period ending August 14, 2019.

On September 9, 2019, our board of directors approved a new share repurchase program, or the 2019 Program, pursuant to which we could purchase up to $7.0 million of shares of our common stock over the following twelve months. The 2019 Program mirrors all aspects and terms of our 2017 Program as described above. On September 9, 2020, our board of directors approved an extension to the 2019 Program for an additional twelve-month period ending September 9, 2021.

During the three months ended March 31, 2021, we did not repurchase shares of common stock under the 2019 Program. Since inception of the 2019 Program through March 31, 2021, we have purchased a total of approximately 162,000 shares of common stock for a total cost of $1.6 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(3,920)	$(902)
Net cash provided by (used in) investing activities	(14,246)	10,533
Net cash provided by (used in) financing activities	1,451	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,715)	$9,511

Net cash used in operating activities. Net cash used in operating activities was $3.9 million for the three months ended March 31, 2021. This was primarily driven by $0.5 million non-cash expenses and $3.6 million net changes in operating assets and liabilities offset by a net income of $0.2 million.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $14.2 million for the three months ended March 31, 2021. This was primarily driven by $14.2 million in cash paid for the NimbeLink acquisition, net of acquired cash of $1.8 million and $0.1 million in purchases of property and equipment.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2021. This was primarily driven by net proceeds from common stock issuances from equity compensation plans.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In September 2020, we entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of March 31, 2021, $1.3 million had been paid under this supply agreement.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and operating results is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported sales and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than as set forth in Note 2 to the unaudited condensed consolidated financial statements included in this quarterly report.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” within the unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

All of our sales are denominated in U.S. dollars, and therefore, our sales are not currently subject to significant foreign currency risk. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

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

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 7, 2021, we acquired NimbeLink. We are in the process of integrating the internal controls of the acquired business into our overall system of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk factors, other than changes to the risk factors set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including the changing and volatile U.S., European, Asian and global economic environments, and any of which may cause our stock price to fluctuate. Besides the other risks in this “Risk Factors” section and discussed in our Annual Report on Form 10-K, factors that may affect our operating results include:

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

•       supply constraints, including delays in production, supply shortages and related limitations on our ability to obtain necessary components in our supply chain;

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

The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating results. For example, the ongoing tension on global trade and macroenvironment are impacting the whole supply chain to varying degrees, which, in addition to the slowdown in customer specific product rollouts, has negatively affected our business and may continue to do so. In the first quarter of 2021 and continuing into the second quarter of 2021, a global chip shortage has caused a delay in customer specific rollouts as well as a delay in our ability to source required components for certain of our NimbeLink products. The result of these supply chain interruptions may cause a delay in our sales, as well as lead to fluctuations in timing of our supply chain purchases as well look to secure components in advance to account for longer lead times, and ultimately lead to higher prices from our suppliers which could negatively affect gross margins. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

We may experience delays in obtaining product from manufacturers and may not be a high priority for our manufacturers.

The ability and willingness of our contract manufacturers to perform is largely outside of our control. We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority if our contract manufacturers are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our contract manufacturers suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our sales could become volatile and our cost of sales may increase. For example, in the fourth quarter of 2020, we experienced a disruption in our supply chain for certain components located in Asia and continuing into 2021 we experienced varying increases in lead times required to secure certain necessary components in our supply chain due to the global chip shortage, which we expect to continue in future periods. In addition, NimbeLink is currently undergoing a supplier transition for certain products from existing manufacturers in the United States and China to Vietnam. While the facility in Vietnam is an affiliate of the existing manufacturer in China and meets the required qualifications, we may experience delays or quality issues as we begin to ramp up the new facility. Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:

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

If supply chain interruptions continue to occur as a result of COVID-19, macroeconomic trends or otherwise, it could have a material impact on our sales and business and those of our customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock

4.3(3)	Description of Registered Securities

10.1(4)†	Stock Purchase Agreement, dated January 7,2021, by and among Airgain, Inc, NimbeLink Corp., the sellers set forth therein, and Scott Schwalbe in his capacity as seller representative

10.2#	Employment agreement effective as of February 18, 2021 between Airgain Inc. and Morad Sbahi

10.3(5)#	Airgain Inc. 2021 Employment Inducement Incentive Award Plan.

10.4(5)#	Form of Stock Option Agreement Under the Airgain, Inc., 2021 Employment Inducement Inventive Award Plan.

10.5(6)#	NimbeLink Corp. 2016 Stock Incentive Plan

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)
Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333- 212542), filed with the SEC on July 29, 2016.
(3)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
(4)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 7, 2021.
(5)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 19, 2021.
(6)
Incorporated by reference to the Registrant’s Annual Report on Form S-8, filed with the SEC on March 3, 2021.

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

†     Certain schedules referenced in the Stock Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.  Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

#     Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRGAIN, INC.

Date: May 6, 2021	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: May 6, 2021	/s/ David B. Lyle
David B. Lyle Chief Financial Officer and Secretary (principal financial and accounting officer)