Form 10-Q
period 2021-06-30
AIRGAIN INC
filed 2021-08-10
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-37851

AIRGAIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4523882
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3611 Valley Centre Drive, Suite 150 San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

(760) 579-0200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AIRG	Nasdaq Capital Market

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

As of August 6, 2021, the registrant had 10,077,914 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$20,240	$38,173
Trade accounts receivable	11,644	4,782
Inventory	4,549	1,016
Prepaid expenses and other current assets	1,767	1,462
Total current assets	38,200	45,433
Property and equipment, net	2,771	2,377
Leased right-of-use assets	3,081	—
Goodwill	10,845	3,700
Intangible assets, net	15,750	3,168
Other assets	496	249
Total assets	$71,143	$54,927
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,105	$2,975
Accrued compensation	1,923	2,655
Accrued liabilities and other	1,836	1,187
Short-term lease liabilities	883	—
Deferred purchase price liabilities	8,243	—
Current portion of deferred rent obligation under operating lease	—	39
Total current liabilities	18,990	6,856
Deferred tax liability	97	58
Long-term lease liabilities	2,470	—
Deferred rent obligation under operating lease	—	271
Total liabilities	21,557	7,185
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,612 shares issued and 10,077 shares outstanding at June 30, 2021; and 10,318 shares issued and 9,784 shares outstanding at December 31, 2020	104,572	100,356
Treasury stock, at cost: 534 shares at June 30, 2021 and December 31, 2020.	(5,267)	(5,267)
Accumulated deficit	(49,719)	(47,347)
Total stockholders’ equity	49,586	47,742
Total liabilities and stockholders’ equity	$71,143	$54,927

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$17,297	$11,446	$34,674	$22,662
Cost of goods sold	9,998	6,052	20,478	11,943
Gross profit	7,299	5,394	14,196	10,719
Operating expenses:
Research and development	2,726	2,224	5,432	4,642
Sales and marketing	2,489	1,379	4,928	2,918
General and administrative	3,261	2,389	6,894	5,067
Change in fair value of contingent consideration	1,557	—	1,557	—
Total operating expenses	10,033	5,992	18,811	12,627
Loss from operations	(2,734)	(598)	(4,615)	(1,908)
Other expense (income):
Interest income, net	(7)	(47)	(15)	(171)
Other expense	9	11	16	11
Total other expense (income)	2	(36)	1	(160)
Loss before income taxes	(2,736)	(562)	(4,616)	(1,748)
Provision (benefit) for income taxes	(127)	174	(2,244)	190
Net loss	$(2,609)	$(736)	$(2,372)	$(1,938)
Net loss per share:
Basic	$(0.26)	$(0.08)	$(0.24)	$(0.20)
Diluted	$(0.26)	$(0.08)	$(0.24)	$(0.20)
Weighted average shares used in calculating loss per share:
Basic	10,026	9,683	9,948	9,686
Diluted	10,026	9,683	9,948	9,686

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net loss	$(2,609)	$(736)	$(2,372)	$(1,938)
Unrealized gain on available-for-sale securities, net of deferred taxes	—	23	—	8
Comprehensive loss	$(2,609)	$(713)	$(2,372)	$(1,930)

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balance	$50,398	$47,235	$47,742	$47,904

Common stock and additional paid-in capital:
Balance at beginning of period	102,775	97,361	100,356	96,623
Stock-based compensation	1,008	654	1,936	1,322
Replacement awards issued in relation to acquisition	—	—	40	—
Issuance of shares for stock purchase plan	789	21	2,240	91
Balance at end of period	104,572	98,036	104,572	98,036

Treasury stock:
Balance at beginning of period	(5,267)	(4,849)	(5,267)	(4,659)
Repurchases of common stock	—	(418)	—	(608)
Balance at end of period	(5,267)	(5,267)	(5,267)	(5,267)

Accumulated other comprehensive income (loss):
Balance at beginning of period	—	(7)	—	8
Unrealized gain on available-for-sale securities, net of deferred taxes	—	23	—	8
Balance at end of period	—	16	—	16

Accumulated deficit:
Balance at beginning of period	(47,110)	(45,270)	(47,347)	(44,068)
Net loss	(2,609)	(736)	(2,372)	(1,938)
Balance at end of period	(49,719)	(46,006)	(49,719)	(46,006)

Total stockholders' equity, ending balance	$49,586	$46,779	$49,586	$46,779

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,372)	$(1,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	258	242
Loss on disposal of property and equipment	—	11
Amortization of intangible assets	1,483	322
Amortization of premium on investments, net	—	27
Stock-based compensation	1,936	1,322
Change in fair value of contingent consideration	1,557	—
Deferred tax liability	(2,291)	(22)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,735)	3,069
Inventory	(1,861)	322
Prepaid expenses and other assets	(265)	188
Other assets	48	—
Accounts payable	2,356	(1,576)
Accrued compensation	(871)	(845)
Accrued liabilities and other	217	168
Lease liabilities	(39)	—
Net cash provided by (used in) operating activities	(5,579)	1,290
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(14,185)	—
Purchases of available-for-sale securities	—	(752)
Maturities of available-for-sale securities	—	15,899
Purchases of property and equipment	(409)	(349)
Net cash provided by (used in) investing activities	(14,594)	14,798
Cash flows from financing activities:
Repurchases of common stock	—	(608)
Proceeds from issuance of common stock, net	2,240	91
Net cash provided by (used in) financing activities	2,240	(517)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,933)	15,571
Cash, cash equivalents, and restricted cash; beginning of period	38,348	13,197
Cash, cash equivalents, and restricted cash; end of period	$20,415	$28,768

Supplemental disclosure of cash flow information:
Taxes paid	$58	$59
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$3,199	$—
Leased liabilities recorded upon adoption of ASC 842	$3,519	$—
Accrual of property and equipment	$94	$—

Cash and cash equivalents	$20,240	$28,593
Restricted cash included in other assets	175	175
Total cash, cash equivalents, and restricted cash	$20,415	$28,768

See accompanying notes.

Airgain, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 15, 2016. The Company is a leading provider of advanced wireless connectivity solutions and technologies used to enable high performance wireless networking across a broad range of markets, including consumer, enterprise and automotive. The Company's technologies are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet, and asset tracking devices. The Company provides its solutions to the residential wireless local area networking, also known as WLAN, market, supplying to leading carriers, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and chipset manufacturers. The Company’s headquarters is in San Diego, California with office space and research, design and test facilities in the United States, United Kingdom, China, and Taiwan.

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

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, and the consolidated balance sheet data as of June 30, 2021, have been prepared on the same basis as the audited financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of results of the Company’s operations and financial position for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending December 31, 2021, or for any future period.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the current year financial statements including (i) the reclassification of accrued vacation, accrued payroll and other payroll accrual balances from accrued liabilities and other to accrued compensation resulting in changes to the comparative condensed consolidated statement of cash flows and (ii) the reclassification of disaggregated revenue disclosures by sales channel resulting in changes to the comparative results disclosed in Note 17.

Note 2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2021, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, with the exception of the Company's adoption of ASC 842, Leases as discussed below.

Restricted Cash

As of June 30, 2021, the Company had $0.2 million in cash on deposit to secure certain lease commitments. Restricted cash is recorded in other assets in the Company’s balance sheet.

Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. No allowance for doubtful accounts was recorded as of June 30, 2021 and December 31, 2020.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of inventory which is held in third party contact manufacturing facilities. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet. The Company also manufactures certain of its products at its facility located in Scottsdale, Arizona.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of June 30, 2021, the Company’s inventories consisted of raw materials of $3.6 million, of which $1.5 million was held at contract manufacturing facilities, and finished goods of $1.0 million. As of December 31, 2020, inventories consisted of raw materials of $0.8 million and finished goods of $0.2 million. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $21,000 and $10,000 as of June 30, 2021 and December 31, 2020, respectively.

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

For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s revenue is recognized on a “point-in-time” basis when control passes to the customer. The revenue from service contracts and data subscription plans is recognized “over time”. A portion of the Company’s sales is made through distributors under agreements which allow for pricing credits and/or rights of return under certain circumstances. A reserve for potential rights of return from distributors of $30,000 was recorded as of June 30, 2021.

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

There were no contract assets as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company recorded $313,000 and $19,000 of contract liabilities, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities, representing a liability to make lease payments, and corresponding right-of-use assets representing its right to use the underlying asset. The Company adopted the new accounting standard using the modified retrospective transition option as of the effective date on January 1, 2021. The adoption of this standard had a material impact on the Company's condensed consolidated balance sheets. The adoption did not have an impact on the Company's consolidated statements of operations. See Note 10 for disclosures related to the adoption of this standard.

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

In April 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

Note 3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. The Company calculates diluted loss per common share using the treasury stock method.

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(2,609)	$(736)	$(2,372)	$(1,938)
Denominator:
Basic weighted average common shares outstanding	10,026	9,683	9,948	9,686
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	10,026	9,683	9,948	9,686
Net loss per share:
Basic	$(0.26)	$(0.08)	$(0.24)	$(0.20)
Diluted	$(0.26)	$(0.08)	$(0.24)	$(0.20)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options and restricted stock	1,307	1,847	1,318	1,762
Warrants outstanding	4	51	25	51
Employee Stock Purchase Plan shares	—	—	2	—
Total common stock equivalent shares	1,311	1,898	1,345	1,813

Note 4. Business Combinations

On January 7, 2021, the Company entered into a Stock Purchase Agreement, by and among the Company, NimbeLink, the sellers set forth therein (the Sellers) and Scott Schwalbe in his capacity as seller representative (the Purchase Agreement).  NimbeLink is an industrial Internet of Things (IoT) company focused on the design, development and delivery of edge-based cellular connectivity solutions for enterprise customers. The acquisition of NimbeLink supports the Company's transition toward becoming a more system-level company and will play an important role in the Company's overall growth strategy to broaden market diversification, especially within the industrial IoT space.

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

(1) The fair value of the holdback payment was determined by discounting to present value, payments totaling $0.7 million expected to be made to NimbeLink fifteen months after the close of the transaction.

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

Preliminary Purchase Price Allocation

The following is an allocation of purchase price as of the closing date based upon a preliminary estimate of the fair value of the assets acquired and liabilities assumed by the Company in the acquisition (in thousands):

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

The following is a summary of identifiable intangible assets acquired and the related expected lives for the finite-lived intangible assets (in thousands):

Category	Estimated life (in years)	Fair value
Finite-lived intangible assets
Market-related intangibles	5	$1,700
Customer relationships	5	8,950
Developed technology	12	2,600
Covenants to non-compete	2	115
Indefinite-lived intangible assets
In-process research and development	N/A	700
Total identifiable intangible assets acquired		$14,065

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

Estimates of fair value require management to make significant estimates and assumptions which are preliminary and subject to change upon finalization of the valuation analysis. The amount of the contingent consideration increased $1.6 million to $8.2 million during the three months ended June 30, 2021 based on the forecasted revenue targets as of June 30, 2021. The contingent consideration balance was recorded as a separate caption titled deferred purchase price liabilities in other current liabilities of the condensed consolidated balance sheet. The change in the fair value of contingent consideration was recorded as a component of operating expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

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

The fair value of the customer relationships was determined using the multi-period excess earnings method (MPEEM). MPEEM estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. Future cash flows for contractual and non-contractual customers were estimated based on forecasted revenue and costs, taking into account the growth rates and contributory charges. The fair value of market-related intangible assets, developed technology, and in-process research and development (IPR&D) was determined using the Relief-from-Royalty method. The Relief-from-Royalty method is a specific application of the discounted-cash-flow method, which is a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions to estimate the hypothetical royalty rate include observable royalty rates, which are royalty rates in negotiated licenses and market-based royalty rates which are royalty rates found in available market data for licenses involving similar assets. Developed technology will begin amortization immediately and IPR&D will begin amortization upon the completion of each project. During the three months ended June 30, 2021, all IPR&D projects were completed and transferred to developed technology, with a twelve-year estimated life. The fair value of non-compete intangible assets was estimated using the with-or-without method. The with-and-without method estimates the value of an intangible asset by quantifying the loss of economic profits under a hypothetical condition where only the subject intangible does not exist and needs to be re-created. Projected revenues, operating expenses and cash flows are calculated in each "with" and "without" scenario and the difference in the cash flow is discounted to present value. Inventory was valued at net realizable value. Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up of $0.4 million is included in the purchase price allocation above.

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

Supplemental proforma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the NimbeLink acquisition had occurred at the beginning of 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue - pro forma combined	$17,297	$13,975	$34,706	$29,921
Net loss - pro forma combined	(2,609)	(1,524)	(2,373)	(2,848)

The following adjustments were included in the unaudited pro forma combined net revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenue	$17,297	$11,446	$34,674	$22,662
Add: Net revenue - acquired businesses	—	2,529	32	7,259
Net revenues - pro-forma combined	$17,297	$13,975	$34,706	$29,921

The following adjustments were included in the unaudited pro forma combined net income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(2,609)	$(736)	$(2,372)	$(1,938)
Add: Results of operations of acquired business	—	(205)	(310)	566
Less: pro forma adjustments	—	—	—	—
Amortization of historical intangibles	—	23	—	47
Amortization of acquired intangibles	—	(630)	(38)	(1,217)
Inventory fair value adjustments	—	—	353	(353)
Interest income	—	—	(6)	—
Interest expense	—	24	—	47
Net loss - pro forma combined	$(2,609)	$(1,524)	$(2,373)	$(2,848)

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles, removal of historical intangible asset amortization and recognition of expense associated with the step-up of inventory.

The pro forma data is presented for illustrative purposes only, and the historical results of NimbeLink are based on its books and records prior to the acquisition, and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity. For the three months ended June 30, 2021, $4.8 million of revenue and $0.1 million of net income and for the six months ended June 30, 2021, $8.0 million of revenue and $0.1 million of net loss, was included in the Company's condensed consolidated statements of operations related to NimbeLink. The Company does not consider the revenue and net loss related to the acquired entity to be indicative of results of the acquisition due to integration activities since the acquisition date.

Also see Note 7, Goodwill and Intangible Assets for further information on goodwill and intangible assets related to the NimbeLink acquisition.

Note 5. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$3,570	$3,570	$3,570

Level 1:
Money market funds	16,670	16,670	16,670
Total	$20,240	$20,240	$20,240

	December 31, 2020
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$2,779	$2,779	$2,779

Level 1:
Money market funds	35,394	35,394	35,394
Total	$38,173	$38,173	$38,173

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Computers and software	$607	$596
Furniture, fixtures, and equipment	400	400
Manufacturing and testing equipment	4,613	3,874
Construction in process	22	120
Leasehold improvements	932	932
Property and equipment, gross	6,574	5,922
Less accumulated depreciation	(3,803)	(3,545)
Property and equipment, net	$2,771	$2,377

Depreciation expense was $0.1 million for both the three months ended June 30, 2021 and 2020, and $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

Note 7. Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

Goodwill as of December 31, 2020	$3,700
Goodwill from NimbeLink acquisition	7,145
Goodwill as of June 30, 2021	$10,845

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	June 30, 2021				December 31, 2020
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$285	$1,535	$120	$120	$—
Customer relationships	7	13,780	3,310	10,470	4,830	2,203	2,627
Developed technologies	11	4,380	722	3,658	1,080	539	541
Covenants to non-compete	2	115	28	87	—	—	—
Total intangible assets, net		$20,095	$4,345	$15,750	$6,030	$2,862	$3,168

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2021 (remaining six months)	$1,522
2022	3,026
2023	2,968
2024	2,968
2025	2,958
Thereafter	2,308
Total	$15,750

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.8 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively and $1.5 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued expenses	$479	$519
VAT payable	339	327
Accrued income taxes	186	182
Contract liabilities	313	19
Other current liabilities	519	140
Accrued liabilities and other	$1,836	$1,187

Note 9. Notes Payable and Line of Credit

On January 7, 2021, as a result of the Nimbelink acquisition, the Company assumed a revolving line of credit (Line of Credit) with Choice Financial Group (Choice) whereby Choice had made available to the Company a secured credit facility of up to the lesser of (1) $1.5 million or (2) the sum of (a) 80% of the aggregate amount of third party accounts receivable balances, excluding progress billings, foreign receivables, accounts subject to dispute or setoff and doubtful accounts (Eligible Accounts) aged less than 90 days, net of 10% allowance, and (b) 25% of raw materials and finished goods, except those held at named contract manufacturer, after a 10% reserve for excess and obsolete inventory. Amounts borrowed under the Line of Credit bore interest at the prime rate plus 1%, payable monthly. The facility was secured by a commercial guarantee and a lien over the property of NimbeLink including inventory, equipment, accounts receivable, investments, deposit accounts, other rights to payment and performance and general intangibles. In April 2021, the Company closed the Line of Credit with Choice.

Note 10. Leases

Operating leases

The Company adopted ASC 842 on January 1, 2021, using the effective date transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date. As a result of the adoption of ASC 842, the Company recognized right-of-use assets and lease liabilities of $3.2 million and $3.5 million, respectively, as of the January 1, 2021 effective date. There was no impact to opening retained earnings or to the condensed consolidated statement of operations from the adoption of ASC 842.

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

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring at various years through 2025. The facility leases have original lease terms of two to seven years and contain options to extend the lease up to 5 years or terminate the lease. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2021, the weighted average discount rate for operating leases was 3.5% and the weighted average remaining lease term for operating leases was 4.1 years, respectively.

The Company has entered into various short-term operating leases primarily for test houses and office equipment, with an initial term of twelve months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related lease expense for these short-term leases was $0.1 million for the six months ended June 30, 2021. Total operating lease cost was $0.3 million for both the three months ended June 30, 2021 and 2020, and $0.7 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.

Through the acquisition of NimbeLink, the Company assumed a lease, which was recorded as a right-of-use asset and lease liability of $0.4 million as of acquisition date. No other right-of-use assets were obtained in exchange for lease liabilities during the six months ended June 30, 2021.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of June 30, 2021 (in thousands):

2021 (remaining six months)	$531
2022	868
2023	777
2024	773
2025	673
Total minimum payments	3,622
Less imputed interest	(260)
Less unrealized translation gain	(9)
Total lease liabilities	3,353
Less short-term lease liabilities	(883)
Long-term lease liability	$2,470

The future minimum lease payments required under operating leases as of December 31, 2020, in accordance with ASC 840, Leases, were as follows (in thousands):

Year ending:
2021	$992
2022	721
2023	705
2024	689
2025	615
Total	$3,722

Note 11. Treasury Stock

In September 2019, the Company’s Board of Directors (the Board) approved a share repurchase program (the 2019 Program) pursuant to which the Company could purchase up to $7.0 million of shares of its common stock over the twelve month period following the establishment of the program. The repurchases under the 2019 Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases are made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. In September 2020, the Board approved an extension to the 2019 Program for an additional twelve-month period ending September 9, 2021.

During the six months ended June 30, 2021, the Company did not repurchase any shares of its common stock. Since inception of the 2019 Program through June 30, 2021, the Company repurchased a total of approximately 162,000 shares of the common stock for a total cost of $1.6 million through June 30, 2021.

Note 12. Income Taxes

The Company’s effective income tax rate was 48.6% and (10.9)% for the six months ended June 30, 2021 and 2020, respectively. The variance from the U.S. federal statutory rate of 21% for the six months ended June 30, 2021, was primarily related to the release of the valuation allowance attributable to the acquisition of NimbeLink.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC Topic 740 Income Taxes. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. As of December 31, 2020, the Company had a valuation allowance against net deferred tax assets of $8.5 million, however, the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

In connection with the acquisition of NimbeLink, the Company recorded deferred tax liabilities associated with acquired intangible assets. As a result, for the six months ended June 30, 2021, the Company determined that it is appropriate to release a portion of the Company's valuation allowance.

Note 13. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Inventive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards, of which 300,000 shares were initially reserved under the Inducement Plan. In connection with the NimbeLink acquisition, the Company assumed the NimbeLink Corp 2016 Stock Incentive Plan and stock options to purchase 22,871 shares of common stock issuable thereunder.

The following table presents common stock reserved for future issuance(1) (in thousands):

	June 30,	December 31,
	2021	2020
Warrants issued and outstanding	10	51
Stock option awards issued and outstanding	1,919	1,760
Authorized for grants under the 2016 Equity Incentive Plan(2)	424	357
Authorized for grants under the Inducement Plan(3)	155	—
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	343	256
	2,851	2,424

(1) Treasury stock in the amount of 534,000 as of June 30, 2021 and December 31, 2020 are excluded from the table above.

(2) On January 1, 2021, the number of authorized shares in the 2016 Plan increased by 391,356 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On January 7, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan; 147,500 shares were issued under the Inducement Plan during the six months ended June 30, 2021

(4) On January 1, 2021, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 98,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 14. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$1	$—	$2	$—
Research and development	176	149	380	301
Sales and marketing	213	100	428	190
General and administrative	618	405	1,126	831
Total stock-based compensation expense	$1,008	$654	$1,936	$1,322

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)
Balance at December 31, 2020	1,760	$10.07	7.6
Granted	456	23.20
Exercised	(218)	11.14
Expired/Forfeited	(79)	13.83
Balance at June 30, 2021	1,919	12.91	7.7

Vested and exercisable at June 30, 2021	1,022	9.37	6.7
Vested and expected to vest at June 30, 2021	1,919	12.91	7.7

The weighted average grant date fair value of options granted during the six months ended June 30, 2021 and for the year ended December 31, 2020, was $10.97 and $4.30, respectively. For fully vested stock options, the aggregate intrinsic value as of June 30, 2021 and December 31, 2020 was $11.5 million and $8.2 million, respectively. For stock options expected to vest, the aggregate intrinsic value as of June 30, 2021, and December 31, 2020, was $4.6 million and $5.3 million, respectively.

At June 30, 2021, there was $6.2 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.7 years.

Restricted Stock

The following table summarizes the Company's restricted stock unit activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2020	202	$10.51
Grants	170	23.97
Vested and released	(61)	10.43
Forfeited	(54)	13.51
Balance at June 30, 2021	257	18.81

As of June 30, 2021, there was $4.2 million of total unrecognized compensation cost related to unvested restricted stock units having a weighted average remaining contractual term of 3.1 years.

Employee Stock Purchase Plan (ESPP)

The Company maintains the 2016 Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is implemented through consecutive 6-month offering periods commencing on March 1 and September 1 of each year. The first offering period under the ESPP commenced on March 1, 2019. The purchase price is set at 85% of the fair market value of the Company's common stock on either the first or last trading day of the offering period, whichever is lower. Annual contributions are limited to the lower of 20% of an employee's eligible compensation or such other limits as apply under Section 423 of the Internal Revenue Code. The ESPP is intended to qualify as an employee stock purchase plan for purposes of Section 423 of the Internal Revenue Code.

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

(b) Supply Agreement

In September 2020, the Company entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of June 30, 2021, the purchase commitment had been met and $1.5 million had been paid under this supply agreement.

Note 16. Concentration of Credit Risk

(a) Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Customer A	24%	31%	25%	33%
Customer B	21%	7%	18%	7%
Customer C	11%	7%	13%	7%
Customer D	0%	14%	1%	12%

The following represents customers that accounted for 10% or more of total trade accounts receivable at June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Customer A	26%	13%
Customer B	20%	23%
Customer C	14%	0%
Customer D	11%	17%

(b) Concentration of Purchases

During the three and six months ended June 30, 2021, the Company’s products were primarily manufactured by three contract manufacturers in China, one in Myanmar, one in Minnesota and by the Company’s Arizona facility.

(c) Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region are as follows:

	June 30,	December 31,
	2021	2020
North America	$2,324	$1,936
Asia Pacific (APAC)	233	249
Europe, Middle East and Africa (EMEA)	214	192
Property and equipment, net	$2,771	$2,377

Note 17. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
By Sales Channel:
Distributors and resellers	$11,050	$6,910	$23,024	$14,430
OEM/ODM/Contract manufacturer	2,204	4,287	5,127	7,767
Other	4,043	249	6,523	465
Total sales	$17,297	$11,446	$34,674	$22,662

By Market Group:
Consumer	$8,905	$8,645	$19,201	$17,108
Enterprise	6,152	979	10,534	1,781
Automotive	2,240	1,822	4,939	3,773
Total sales	$17,297	$11,446	$34,674	$22,662

By Geography:
China	$6,364	$3,879	$14,320	$6,938
Taiwan	2,736	4,699	4,689	9,987
North America	7,576	2,443	14,233	4,899
Rest of the world	621	425	1,432	838
Total sales	$17,297	$11,446	$34,674	$22,662

Revenue generated from the United States was $7.4 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, and $13.8 million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

We are transitioning from a passive antenna and related services provider to a wireless system solutions provider, targeting higher levels of integration and complexity, and therefore, higher selling prices and in 2020 we announced our new patented AirgainConnect® platform. The first product from this platform is the FirstNet Ready™ AirgainConnect AC-HPUE antenna-modem, targeting vehicles used by first responders. The AC-HPUE antenna-modem includes an integrated high-power LTE modem supporting the 3GPP Band 14 HPUE (or high-power user equipment) output power functionality and is certified to run on the AT&T FirstNet network.

On January 7, 2021 we purchased 100% of the outstanding shares of Minnesota-based NimbeLink Corp. NimbeLink is an industrial Internet of Things, or IoT, company focused on the design, development, and delivery of cellular solutions for enterprise customers. NimbeLink provides carrier-certified embedded modems and asset tracking solutions that minimize or often eliminate RF design and certification time from project schedules, significantly reducing costs and time to market. The acquisition of NimbeLink supports our transition toward becoming a more system-level company and will play an important role in our overall growth strategy to broaden market diversification, especially within the industrial IoT space. NimbeLink’s industrial IoT expertise puts them squarely in one of our targeted enterprise submarkets and extends the breadth and opportunity for our AirgainConnect platform. Our worldwide salesforce represents a present opportunity to expand NimbeLink’s reach and NimbeLink will now gain access to design opportunities they were not previously able to win. The result is an increase in the opportunities for Airgain in the enterprise market and a more diverse offering of products and expertise for our customers.

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

Our engineering design teams work with customers from the early stages of product prototyping to the final stages of device over the air throughput testing to optimize performance and to facilitate quick time to market. Our capabilities include product design, engineering support for customer projects, and wireless performance testing using both advanced RF tools as well as live over the air testing methods. These capabilities allowed our company to develop a strong reputation amongst OEMs, ODMs, as well as tier 1 chipset manufacturers. Our competencies and strengths have helped us secure design wins that come as a direct result of our antenna systems being used in reference designs built by Tier 1 chipset vendors. We view our relationships with OEMs, ODMs, chipset manufacturers, and service providers as an important attribute in this ecosystem and a strong contributor to our long-term strategy for growth and success.

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

COVID-19 Pandemic

The United States and other countries around the world continue to experience a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions where the disease is still widespread or has reemerged have taken, and continue to take, actions in an effort to slow COVID-19’s spread, resulting in limitations on business operations and consumer and employee travel. In accordance with local regulations, operations in all of our offices and our remote facilities, have resumed with protocols in place to prevent and limit the spread of the virus. In each work location, protocols have been established and remain in place, in accordance with local regulations and guidance, in order to minimize the risk to our employees. Our salespeople continue to engage with customers in order to secure sales of, and opportunities for, our products and services primarily remotely rather than in-person.

The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may emerge concerning COVID-19, the success of vaccinations and other actions taken to contain or treat COVID-19, the roll-out and distribution of vaccinations by various domestic and international government agencies and additional reactions by consumers, companies, governmental entities and capital markets.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including the growth in sales of AirgainConnect AC-HPUE product and success in integrating NimbeLink and increasing its sales, the impact of the global chip shortage, supply constraints relating to other materials, and potential increasing shipping costs on our business and that of our end customers, as well as historical factors such as manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average sales price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are price-conscious and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on among other things, new and existing end-customers selecting our antenna solutions for their wireless devices and networks, the impact of the COVID-19 pandemic, as discussed above, the deployment level of AirgainConnect AC-HPUE, the proliferation of Wi-Fi connected home devices and data intensive applications, trends related to in-house design in our traditional set top market, investments in our growth to address customer needs, the impact of the global chip shortage on our business and that of our end customers, our ability to target new end markets, development of our product offerings and technology solutions and international expansion, as well as our ability to successfully integrate past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in greater detail in the section entitled “Risk Factors” included in this quarterly report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K.

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

Operating Expenses

Our operating expenses are classified into four categories: research and development, sales and marketing, general and administrative and the change in fair value of contingent consideration. For the first three categories, the largest component is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities, and information technology. Allocated costs for facilities consist of leasehold improvements and rent. Operating expenses are generally recognized as incurred.

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

Change in fair value of contingent consideration. The fair value of contingent consideration associated with the NimbeLink acquisition is remeasured at each reporting period based on the forecasted revenue targets. The change in the fair value of contingent consideration is recorded to operating expenses. See Note 4 of the Notes to Condensed Consolidated Financial Statements contained within this quarterly report for further information.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.8	52.9	59.1	52.7
Gross profit	42.2	47.1	40.9	47.3
Operating expenses:
Research and development	15.7	19.4	15.6	20.5
Sales and marketing	14.4	12.0	14.2	12.9
General and administrative	18.9	20.9	19.9	22.4
Change in fair value of contingent consideration	9.0	—	4.5	—
Total operating expenses	58.0	52.3	54.2	55.8
Income (loss) from operations	(15.8)	(5.2)	(13.3)	(8.5)
Other income	0.0	(0.3)	0.0	(0.7)
Income (loss) before income taxes	(15.8)	(4.9)	(13.3)	(7.8)
Provision for income taxes	(0.7)	1.5	(6.5)	0.8
Net income (loss)	(15.1)%	(6.4)%	(6.8)%	(8.6)%

Comparison of the Three and Six Months Ended June 30, 2021 and 2020 (dollars in thousands)

Sales

	Three months ended June 30,
	2021	2020	$ Change	% Change
Sales	$17,297	$11,446	$5,851	51.1%

	Six months ended June 30,
	2021	2020	$ Change	% Change
Sales	$34,674	$22,662	$12,012	53.0%

Sales increased $5.9 million, or 51.1% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  Revenue from our consumer market increased $0.3 million, to $8.9 million for the three months ended June 30, 2021 from $8.6 million for the three months ended June 30, 2020 primarily due to a gateway design win for a large North American service provider end customer.  Revenue from our enterprise market increased $5.2 million, to $6.2 million for the three months ended June 30, 2021 from $1.0 million for the three months ended June 30, 2020 primarily due to $4.8 million of revenue generated from NimbeLink products and services. Revenue for our automotive market increased $0.4 million, to $2.2 million for the three months ended June 30, 2021 from $1.8 million for the three months ended June 30, 2020, primarily due to the incremental revenue generated from AirgainConnect product sales launched in the fourth quarter of 2020.

Sales increased $12.0 million, or 53.0% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  Revenue from our consumer market increased $2.1 million, to $19.2 million for the six months ended June 30, 2021 from $17.1 million for the six months ended June 30, 2020 primarily due to a gateway design win for a large North American service provider end customer.  Revenue from our enterprise market increased $8.8 million, to $10.5 million for the six months ended June 30, 2021 from $1.8 million for the six months ended June 30, 2020 primarily due to $8.0 million of revenue generated from NimbeLink products and services. Revenue for our automotive market increased $1.2 million, to $4.9 million for the six months ended June 30, 2021 from $3.8 million for the six months ended June 30, 2020, primarily due to the incremental revenue generated from AirgainConnect product sales launched in the fourth quarter of 2020.

Cost of Goods Sold

	Three months ended June 30,
	2021	2020	$ Change	% Change
Cost of goods sold	$9,998	$6,052	$3,946	65.2%

	Six months ended June 30,
	2021	2020	$ Change	% Change
Cost of goods sold	$20,478	$11,943	$8,535	71.5%

Cost of goods sold increased $3.9 million or 65.2%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, and was primarily due to the higher revenue as well as the incremental product costs from shipments of AirgainConnect and NimbeLink devices and amortization of intangible assets related to the NimbeLink acquisition.

Cost of goods sold increased $8.5 million or 71.5%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, and was primarily due to the higher revenue as well as the incremental product costs from shipments of AirgainConnect and NimbeLink devices, amortization of the inventory step-up adjustment and amortization of intangible assets related to the NimbeLink acquisition as well as general increases in production overhead and procurement costs on higher production volumes.

Gross Profit

	Three months ended June 30,
	2021	2020	$ Change	% Change
Gross profit	$7,299	$5,394	$1,905	35.3%
Gross profit (percentage of sales)	42.2%	47.1%		(4.9)%

	Six months ended June 30,
	2021	2020	$ Change	% Change
Gross profit	$14,196	$10,719	$3,477	32.4%
Gross profit (percentage of sales)	40.9%	47.3%		(6.4)%

Gross profit as a percentage of sales decreased by 4.9% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to changes in the product mix including the sales of AirgainConnect and NimbeLink devices with lower product gross margins and higher amortization costs associated with the NimbeLink acquisition.

Gross profit as a percentage of sales decreased by 6.4% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to changes in the product mix including the sales of AirgainConnect and NimbeLink devices with lower product gross margins, as well as an inventory step-up adjustment and higher amortization costs associated with the NimbeLink acquisition.

Operating Expenses

	Three months ended June 30,
	2021	2020	$ Change	% Change
Operating Expenses
Research and development	$2,726	$2,224	$502	22.6%
Sales and marketing	2,489	1,379	1,110	80.5
General and administrative	3,261	2,389	872	36.5
Change in fair value of contingent consideration	1,557	—	1,557	100.0
Total operating expenses	$10,033	$5,992	$4,041	67.4%

	Six months ended June 30,
	2021	2020	$ Change	% Change
Operating Expenses
Research and development	$5,432	$4,642	$790	17.0%
Sales and marketing	4,928	2,918	2,010	68.9
General and administrative	6,894	5,067	1,827	36.1
Change in fair value of contingent consideration	1,557	—	1,557	100.0
Total operating expenses	$18,811	$12,627	$6,184	49.0%

Research and Development

Research and development expense increased $0.5 million or 22.6% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to the incremental expenses associated with NimbeLink as well as higher personnel-related expenses.

Research and development expense increased $0.8 million or 17.0% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to the incremental expenses associated with NimbeLink as well as higher personnel-related expenses.

Sales and Marketing

Sales and marketing expense increased $1.1 million or 80.5%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to the incremental expenses associated with NimbeLink as well as higher personnel-related expenses.

Sales and marketing expense increased $2.0 million or 68.9%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to the incremental expenses from NimbeLink as well as higher personnel-related expenses, partially offset by reductions in travel costs.

General and Administrative

General and administrative expense increased by $0.9 million, or 36.5%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to the incremental expenses including amortization of purchased intangible assets associated with NimbeLink as well as higher personnel-related expenses.

General and administrative expense increased by $1.8 million, or 36.1%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to the incremental expenses including amortization of purchased intangible assets associated with NimbeLink as well as higher personnel-related expenses.

Change in Fair Value of Contingent Consideration

During the three and six months ended June 30, 2021, we recorded a change in fair value of contingent consideration related to the NimbeLink acquisition of $1.6 million based on the forecasted revenue targets as of June 30, 2021.

Other Expense (Income)

	Three months ended June 30,
	2021	2020	$ Change	% Change
Other expense (income):
Interest income, net	$(7)	$(47)	$40	(85.1)%
Other expense	9	11	(2)	(18.2)
Total other expense (income)	$2	$(36)	$38	(105.6)%

	Six months ended June 30,
	2021	2020	$ Change	% Change
Other expense (income):
Interest income, net	$(15)	$(171)	$156	(91.2)%
Other expense	16	11	5	45.5
Total other expense (income)	$1	$(160)	$161	(100.6)%

For both the three and six months ended June 30, 2021, total other expense increased slightly primarily due to lower interest income resulting from the decrease in short-term investment balances.

Liquidity and Capital Resources

We had cash and cash equivalents and restricted cash of $20.4 million at June 30, 2021.

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $49.7 million at June 30, 2021.

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

On January 7, 2021, as a result of the Nimbelink acquisition, we assumed a revolving line of credit, or the Line of Credit, with Choice Financial Group, or Choice, whereby Choice had made available to Airgain a secured credit facility of up to the lesser of (1) $1.5 million or (2) the sum of (a) 80% of the aggregate amount of third party accounts receivable balances, excluding progress billings, foreign receivables, accounts subject to dispute or setoff and doubtful accounts (Eligible Accounts) aged less than 90 days, net of 10% allowance, and (b) 25% of raw materials and finished goods, except those held at named contract manufacturer, after a 10% reserve for excess and obsolete inventory. Amounts borrowed under the Line of Credit bore interest at the prime rate plus 1%, payable monthly. The facility was secured by a commercial guarantee and a lien over the property of NimbeLink including inventory, equipment, accounts receivable, investments, deposit accounts, other rights to payment and performance and general intangibles. In April 2021, we closed the Line of Credit with Choice.

In September 2019, our Board of Directors, or the Board, approved a share repurchase program, or the 2019 Program, pursuant to which we could purchase up to $7.0 million of shares of its common stock over the twelve month period following the establishment of the program. The repurchases under the 2019 Program were made from time to time in the open market or in privately negotiated transactions and were funded from our working capital. Repurchases are made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. In September 2020, the Board approved an extension to the 2019 Program for an additional twelve-month period ending September 9, 2021.

During the six months ended June 30, 2021, we did not repurchase shares of common stock under the 2019 Program. Since inception of the 2019 Program through June 30, 2021, we have purchased a total of approximately 162,000 shares of common stock for a total cost of $1.6 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(5,579)	$1,290
Net cash provided by (used in) investing activities	(14,594)	14,798
Net cash provided by (used in) financing activities	2,240	(517)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(17,933)	$15,571

Net cash provided by (used in) operating activities. Net cash used in operating activities was $5.6 million for the six months ended June 30, 2021. This was driven by a net loss of $2.4 million and $6.1 million net changes in operating assets and liabilities, partially offset by $2.9 million in non-cash expenses.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $14.6 million for the six months ended June 30, 2021. This was primarily driven by $14.2 million in cash paid for the NimbeLink acquisition, net of acquired cash of $1.8 million and $0.4 million in purchases of property and equipment.

Net cash provided by (used in) financing activities. Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2021. This was primarily driven by net proceeds from common stock issuances from equity compensation plans.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In September 2020, we entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of June 30, 2021, the purchase commitment had been met and $1.5 million had been paid under this supply agreement.

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

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 7, 2021, we acquired NimbeLink. We are in the process of integrating the internal controls of the acquired business into our overall system of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk factors, other than as previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and as set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

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

•       supply constraints, including delays in production, supply shortages and related limitations on our and our customer's ability to obtain necessary components in our respective supply chains;

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

The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating results. For example, the ongoing tension on global trade and macroenvironment are impacting the whole supply chain to varying degrees, which, in addition to the slowdown in customer specific product rollouts, has negatively affected our business and may continue to do so. In the first quarter of 2021 and continuing into the third quarter of 2021, a global chip shortage and supply constraints relating to other materials has caused a delay in customer specific rollouts as well as a delay in our ability to source required components for certain of our products, as well as the ability of our customers to source required components for end products that incorporate our products. These supply chain interruptions have caused and may continue to result in a delay in our sales, as well as fluctuations in timing of our supply chain purchases as we look to secure components in advance to account for longer lead times, and have resulted and may continue to result in higher prices from our suppliers that have and could continue to negatively affect gross margins. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

 We may experience delays in obtaining product from manufacturers and may not be a high priority for our manufacturers.

The ability and willingness of our contract manufacturers to perform is largely outside of our control. We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority if our contract manufacturers are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our contract manufacturers suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our sales could become volatile and our cost of sales may increase. For example, in the fourth quarter of 2020, we experienced a disruption in our supply chain for certain components located in Asia and continuing through the second quarter of 2021 we experienced varying increases in lead times required to secure certain necessary components in our supply chain due to the global chip shortage and supply constraints relating to other materials, which we expect to continue in future periods. In addition, NimbeLink has recently completed a supplier transition for certain products from existing manufacturers in the United States and China to Vietnam. While the facility in Vietnam is an affiliate of the existing manufacturer in China and meets the required qualifications, we may experience delays or quality issues as we begin to ramp up the new facility. Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Effective as of August 9, 2021, our board of directors adopted an amendment and restatement of our bylaws, pursuant to which a new Article XI was added, which provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

4.1(2)	Specimen stock certificate evidencing the shares of common stock

4.2(2)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock

4.3(3)	Description of Registered Securities

10.1#	Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AIRGAIN, INC.

Date: August 10, 2021	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: August 10, 2021	/s/ David B. Lyle
David B. Lyle Chief Financial Officer and Secretary (principal financial and accounting officer)