Form 10-Q
period 2021-09-30
AIRGAIN INC
filed 2021-11-09
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 5, 2021, the registrant had 10,095,181 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$18,954	$38,173
Trade accounts receivable, net	10,351	4,782
Inventory	6,546	1,016
Prepaid expenses and other current assets	1,499	1,462
Total current assets	37,350	45,433
Property and equipment, net	2,698	2,377
Leased right-of-use assets	2,840	—
Goodwill	10,845	3,700
Intangible assets, net	14,985	3,168
Other assets	474	249
Total assets	$69,192	$54,927
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,891	$2,975
Accrued compensation	1,753	2,655
Accrued liabilities and other	2,187	1,187
Short-term lease liabilities	864	—
Deferred purchase price liabilities	8,346	—
Current portion of deferred rent obligation under operating lease	—	39
Total current liabilities	19,041	6,856
Deferred tax liability	103	58
Long-term lease liabilities	2,274	—
Deferred rent obligation under operating lease	—	271
Total liabilities	21,418	7,185
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,636 shares issued and 10,095 shares outstanding at September 30, 2021; and 10,318 shares issued and 9,784 shares outstanding at December 31, 2020	105,926	100,356
Treasury stock, at cost: 541 shares at September 30, 2021 and 534 shares at December 31, 2020.	(5,364)	(5,267)
Accumulated deficit	(52,788)	(47,347)
Total stockholders’ equity	47,774	47,742
Total liabilities and stockholders’ equity	$69,192	$54,927

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales	$15,455	$13,010	$50,129	$35,672
Cost of goods sold	9,909	6,981	30,387	18,924
Gross profit	5,546	6,029	19,742	16,748
Operating expenses:
Research and development	2,698	2,231	8,130	6,873
Sales and marketing	2,484	1,559	7,412	4,477
General and administrative	3,307	2,439	10,201	7,506
Change in fair value of contingent consideration	103	—	1,660	—
Total operating expenses	8,592	6,229	27,403	18,856
Loss from operations	(3,046)	(200)	(7,661)	(2,108)
Other expense (income):
Interest income, net	(6)	(23)	(21)	(194)
Other expense (income)	(1)	—	15	11
Total other income	(7)	(23)	(6)	(183)
Loss before income taxes	(3,039)	(177)	(7,655)	(1,925)
Provision (benefit) for income taxes	30	84	(2,214)	274
Net loss	$(3,069)	$(261)	$(5,441)	$(2,199)
Net loss per share:
Basic	$(0.30)	$(0.03)	$(0.54)	$(0.23)
Diluted	$(0.30)	$(0.03)	$(0.54)	$(0.23)
Weighted average shares used in calculating loss per share:
Basic	10,082	9,710	9,993	9,694
Diluted	10,082	9,710	9,993	9,694

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(3,069)	$(261)	$(5,441)	$(2,199)
Unrealized loss on available-for-sale securities, net of deferred taxes	—	(15)	—	(7)
Comprehensive loss	$(3,069)	$(276)	$(5,441)	$(2,206)

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balance	$49,586	$46,779	$47,742	$47,904

Common stock and additional paid-in capital:
Balance at beginning of period	104,572	98,036	100,356	96,623
Stock-based compensation	1,068	633	3,004	1,956
Replacement awards issued in relation to acquisition	—	—	40	—
Issuance of shares for stock purchase plan	286	928	2,526	1,018
Balance at end of period	105,926	99,597	105,926	99,597

Treasury stock:
Balance at beginning of period	(5,267)	(5,267)	(5,267)	(4,659)
Repurchases of common stock	(97)	—	(97)	(608)
Balance at end of period	(5,364)	(5,267)	(5,364)	(5,267)

Accumulated other comprehensive income (loss):
Balance at beginning of period	—	16	—	8
Unrealized loss on available-for-sale securities, net of deferred taxes	—	(15)	—	(7)
Balance at end of period	—	1	—	1

Accumulated deficit:
Balance at beginning of period	(49,719)	(46,006)	(47,347)	(44,068)
Net loss	(3,069)	(261)	(5,441)	(2,199)
Balance at end of period	(52,788)	(46,267)	(52,788)	(46,267)

Total stockholders' equity, ending balance	$47,774	$48,064	$47,774	$48,064

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,441)	$(2,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	389	348
Loss on disposal of property and equipment	—	11
Amortization of intangible assets	2,248	475
Amortization of premium on investments, net	—	49
Stock-based compensation	3,004	1,956
Change in fair value of contingent consideration	1,660	—
Deferred tax liability	(2,285)	(8)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,442)	3,474
Inventory	(3,859)	116
Prepaid expenses and other current assets	104	(120)
Other assets	(31)	—
Accounts payable	2,217	(756)
Accrued compensation	(1,041)	(433)
Accrued liabilities and other	568	564
Lease liabilities	(12)	—
Net cash provided by (used in) operating activities	(6,921)	3,477
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(14,185)	—
Purchases of available-for-sale securities	—	(753)
Maturities of available-for-sale securities	—	20,199
Purchases of property and equipment	(542)	(560)
Net cash provided by (used in) investing activities	(14,727)	18,886
Cash flows from financing activities:
Repurchases of common stock	(97)	(608)
Proceeds from issuance of common stock, net	2,526	1,018
Net cash provided by financing activities	2,429	410
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,219)	22,773
Cash, cash equivalents, and restricted cash; beginning of period	38,348	13,197
Cash, cash equivalents, and restricted cash; end of period	$19,129	$35,970

Supplemental disclosure of cash flow information:
Taxes paid	$89	$137
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$3,199	$—
Leased liabilities recorded upon adoption of ASC 842	$3,519	$—
Accrual of property and equipment	$21	$—

Cash and cash equivalents	$18,954	$35,795
Restricted cash included in other assets	175	175
Total cash, cash equivalents, and restricted cash	$19,129	$35,970

See accompanying notes.

Airgain, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 17, 2016. The Company is a leading provider of advanced wireless connectivity solutions and technologies used to enable high performance wireless networking across a broad range of markets, including consumer, enterprise and automotive. The Company's technologies are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet, and asset tracking devices. The Company provides its solutions to the residential wireless local area networking, also known as WLAN, market, supplying to leading carriers, original equipment manufacturers (OEMs), original design manufacturers (ODMs) and chipset manufacturers. The Company’s headquarters is in San Diego, California with office space and research, design and test facilities in the United States, United Kingdom, China, and Taiwan.

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

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, and the consolidated balance sheet data as of September 30, 2021, have been prepared on the same basis as the audited financial statements.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the current year financial statements including (i) the reclassification of accrued vacation, accrued payroll and other payroll accrual balances from accrued liabilities and other to accrued compensation resulting in changes to the comparative condensed consolidated statement of cash flows and (ii) the reclassification of disaggregated revenue disclosures by sales channel and geographic location resulting in changes to the comparative results disclosed in Note 17.

Note 2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2021, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, with the exception of the Company's adoption of Accounting Standards Codification (ASC) 842, Leases as discussed below.

Restricted Cash

As of September 30, 2021, the Company had $0.2 million in cash on deposit to secure certain lease commitments. Restricted cash is recorded in other assets in the Company’s consolidated balance sheet.

Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. The Company recorded an allowance for doubtful accounts of $20,000 as of September 30, 2021. No allowance for doubtful accounts was recorded as of December 31, 2020.

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

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out (FIFO) method. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2021, the Company’s inventories consisted of raw materials of $5.5 million, work in progress of $0.1 million and finished goods of $1.0 million. $2.2 million of the Company's inventory is located at contract manufacturers. As of December 31, 2020, inventories consisted of raw materials of $0.8 million and finished goods of $0.2 million. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $29,000 and $10,000 as of September 30, 2021 and December 31, 2020, respectively.

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

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acqof inventory isuisition date fair values of the net assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as the contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s revenue is recognized on a “point-in-time” basis when control passes to the customer. The revenue from service contracts and data subscription plans is recognized “over time”. A portion of the Company’s sales is made through distributors under agreements which allow for pricing credits and/or rights of return under certain circumstances. A reserve for potential rights of return from distributors of $14,000 was recorded as of September 30, 2021. No reserve for potential return rights of return from distributors was recorded as of December 31, 2020.

The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract and type of customer and generally range from 30 to 120 days from delivery. The Company provides assurance-type warranties on all product sales ranging from one to two years. The Company accrues for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. The Company has recorded a warranty reserve of $15,000 as of September 30, 2021 and $10,000 as of December 31, 2020.

Although customers may place orders for products that are delivered on multiple dates in different quarterly reporting periods; orders are typically scheduled within one year from the order date. The Company has opted to not disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. The Company has also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, as the period over which the sales commission asset that would have been recognized is less than one year. Shipping and handling costs are immaterial and reported in operating expenses in the condensed consolidated statement of operations.

There were no contract assets as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company recorded $87,000 and $19,000 of contract liabilities, respectively.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(3,069)	$(261)	$(5,441)	$(2,199)
Denominator:
Basic weighted average common shares outstanding	10,082	9,710	9,993	9,694
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	10,082	9,710	9,993	9,694
Net loss per share:
Basic	$(0.30)	$(0.03)	$(0.54)	$(0.23)
Diluted	$(0.30)	$(0.03)	$(0.54)	$(0.23)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options and restricted stock	1,147	1,451	1,252	1,622
Warrants outstanding	—	3	—	51
Total common stock equivalent shares	1,147	1,454	1,252	1,673

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

Estimates of fair value require management to make significant estimates and assumptions. The Company recorded an additional $0.1 million and $1.7 million during the three and nine months ended September 30, 2021, respectively, to reflect the fair value of the contingent consideration based on the forecasted revenue targets as of September 30, 2021. Contingent consideration payable as of September 30, 2021 was $7.6 million. The contingent consideration balance was recorded to deferred purchase price liabilities in other current liabilities in the Company's condensed consolidated balance sheet. The change in the fair value of contingent consideration was recorded as a component of operating expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the operations of the NimbeLink business with the operations of the Company. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There have been no adjustments between the preliminary purchase price allocations reflected as of March 31, 2021 and the purchase price allocation reflected as of September 30, 2021.

The fair value of the customer relationships was determined using the multi-period excess earnings method (MPEEM). MPEEM estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. Future cash flows for contractual and non-contractual customers were estimated based on forecasted revenue and costs, taking into account the growth rates and contributory charges. The fair value of market-related intangible assets, developed technology, and in-process research and development (IPR&D) was determined using the Relief-from-Royalty method. The Relief-from-Royalty method is a specific application of the discounted-cash-flow method, which is a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions to estimate the hypothetical royalty rate include observable royalty rates, which are royalty rates in negotiated licenses and market-based royalty rates which are royalty rates found in available market data for licenses involving similar assets. Developed technology will begin amortizing immediately and IPR&D will begin amortizing upon the completion of each project. During the nine months ended September 30, 2021, all IPR&D projects were completed and transferred to developed technology, with a twelve-year estimated life. The fair value of non-compete intangible assets was estimated using the with-or-without method. The with-and-without method estimates the value of an intangible asset by quantifying the loss of economic profits under a hypothetical condition where only the subject intangible does not exist and needs to be re-created. Projected revenues, operating expenses and cash flows are calculated in each "with" and "without" scenario and the difference in the cash flow is discounted to present value. Inventory was valued at net realizable value. Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up of $0.4 million is included in the purchase price allocation above.

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

Supplemental proforma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the NimbeLink acquisition had occurred at the beginning of 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue - pro forma combined	$15,455	$15,323	$50,161	$45,244
Net loss - pro forma combined	(3,069)	(1,140)	(5,442)	(3,988)

The following adjustments were included in the unaudited pro forma combined net revenues (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenue	$15,455	$13,010	$50,129	$35,672
Add: Net revenue - acquired businesses	—	2,313	32	9,572
Net revenues - pro-forma combined	$15,455	$15,323	$50,161	$45,244

The following adjustments were included in the unaudited pro forma combined net income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(3,069)	$(261)	$(5,441)	$(2,199)
Add: Results of operations of acquired business	—	(338)	(310)	228
Less: pro forma adjustments
Amortization of historical intangibles	—	26	—	73
Amortization of acquired intangibles	—	(583)	(38)	(1,800)
Inventory fair value adjustments	—	—	353	(353)
Interest income	—	—	(6)	—
Interest expense	—	16	—	63
Net loss - pro forma combined	$(3,069)	$(1,140)	$(5,442)	$(3,988)

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles, removal of historical intangible asset amortization and recognition of expense associated with the step-up of inventory.

The pro forma data is presented for illustrative purposes only, and the historical results of NimbeLink are based on its books and records prior to the acquisition, and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity. Revenue generated from acquired NimbeLink products for the three and nine months ended September 30, 2021 was the main driver of the increase in revenue from the Enterprise market, as disclosed in Note 17. Net income of $0.5 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, was included in the Company's condensed consolidated statements of operations related to NimbeLink. The Company does not consider the revenue and net loss related to the acquired entity to be indicative of results of the acquisition due to integration activities since the acquisition date.

Also see Note 7, Goodwill and Intangible Assets for further information on goodwill and intangible assets related to the NimbeLink acquisition.

Note 5. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$7,145	$7,145	$7,145

Level 1:
Money market funds	11,809	11,809	11,809
Total	$18,954	$18,954	$18,954

	December 31, 2020
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$2,779	$2,779	$2,779

Level 1:
Money market funds	35,394	35,394	35,394
Total	$38,173	$38,173	$38,173

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Computers and software	$607	$596
Furniture, fixtures, and equipment	400	400
Manufacturing and testing equipment	4,693	3,874
Construction in process	—	120
Leasehold improvements	932	932
Property and equipment, gross	6,632	5,922
Less accumulated depreciation	(3,934)	(3,545)
Property and equipment, net	$2,698	$2,377

Depreciation expense was $0.1 million for both the three months ended September 30, 2021 and 2020, and $0.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 7. Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

Goodwill as of December 31, 2020	$3,700
Goodwill from NimbeLink acquisition	7,145
Goodwill as of September 30, 2021	$10,845

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	September 30, 2021				December 31, 2020
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$370	$1,450	$120	$120	$—
Customer relationships	7	13,780	3,879	9,901	4,830	2,203	2,627
Developed technologies	11	4,380	819	3,561	1,080	539	541
Covenants to non-compete	2	115	42	73	—	—	—
Total intangible assets, net		$20,095	$5,110	$14,985	$6,030	$2,862	$3,168

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2021 (remaining three months)	$756
2022	3,026
2023	2,969
2024	2,968
2025	2,958
Thereafter	2,308
Total	$14,985

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.8 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively and $2.2 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued expenses	$883	$519
VAT payable	339	327
Accrued income taxes	143	182
Contract liabilities	87	19
Other current liabilities	735	140
Accrued liabilities and other	$2,187	$1,187

Note 9. Notes Payable and Line of Credit

On January 7, 2021, as a result of the Nimbelink acquisition, the Company assumed a revolving line of credit (Line of Credit) with Choice Financial Group (Choice) whereby Choice had made available to the Company a secured credit facility of up to the lesser of (1) $1.5 million or (2) the sum of (a) 80% of the aggregate amount of third party accounts receivable balances, excluding progress billings, foreign receivables, accounts subject to dispute or setoff and doubtful accounts (Eligible Accounts) aged less than 90 days, net of 10% allowance, and (b) 25% of raw materials and finished goods, except those held at named contract manufacturer, after a 10% reserve for excess and obsolete inventory. Amounts borrowed under the Line of Credit bore interest at the prime rate plus 1%, payable monthly. The facility was secured by a commercial guarantee and a lien over the property of NimbeLink including inventory, equipment, accounts receivable, investments, deposit accounts, other rights to payment and performance and general intangibles. No amounts were borrowed under this facility during the nine months ended September 30, 2021 and in April 2021, the Company closed the Line of Credit with Choice.

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

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring at various years through 2025. The facility leases have original lease terms of two to seven years and contain options to extend the lease up to 5 years or terminate the lease. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2021, the weighted average discount rate for operating leases was 3.5% and the weighted average remaining lease term for operating leases was 3.9 years, respectively.

The Company has entered into various short-term operating leases primarily for test houses and office equipment, with an initial term of twelve months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related lease expense for these short-term leases was $43,000 and $75,000 for the three and nine months ended September 30, 2021, respectively. Total operating lease cost was $0.3 million for both the three months ended September 30, 2021 and 2020, and $1.0 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Through the acquisition of NimbeLink, the Company assumed a lease, which was recorded as a right-of-use asset and lease liability of $0.4 million as of acquisition date. No other right-of-use assets were obtained in exchange for lease liabilities during the nine months ended September 30, 2021.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of September 30, 2021 (in thousands):

2021 (remaining three months)	$279
2022	866
2023	777
2024	773
2025	673
Total minimum payments	3,368
Less imputed interest	(231)
Less unrealized translation gain	1
Total lease liabilities	3,138
Less short-term lease liabilities	(864)
Long-term lease liability	$2,274

The future minimum lease payments required under operating leases as of December 31, 2020, in accordance with ASC 840, Leases, were as follows (in thousands):

Year ending:
2021	$992
2022	721
2023	705
2024	689
2025	615
Total	$3,722

Note 11. Treasury Stock

In September 2019, the Company’s Board of Directors (the Board) approved a share repurchase program (the 2019 Program) pursuant to which the Company could purchase up to $7.0 million of shares of its common stock over the twelve month period following the establishment of the program. The repurchases under the 2019 Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases are made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. In September 2020, the Board approved an extension to the 2019 Program for an additional twelve-month period ending September 2021. The 2019 Program expired in September 2021.

During the three and nine months ended September 30, 2021, the Company repurchased 7,200 shares of its common stock for a total cost of $97,000. Since inception of the 2019 Program through September 30, 2021, the Company repurchased a total of approximately 170,000 shares of the common stock for a total cost of $1.7 million.

Note 12. Income Taxes

The Company’s effective income tax rate was 28.9% and (14.2)% for the nine months ended September 30, 2021 and 2020, respectively. The variance from the U.S. federal statutory rate of 21% for the nine months ended September 30, 2021, was primarily related to the release of the valuation allowance attributable to the acquisition of NimbeLink.

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

In connection with the acquisition of NimbeLink, the Company recorded deferred tax liabilities associated with acquired intangible assets. As a result, for the nine months ended September 30, 2021, the Company determined that it is appropriate to release a portion of the Company's valuation allowance.

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

The following table presents common stock reserved for future issuance(1) (in thousands):

	September 30,	December 31,
	2021	2020
Warrants issued and outstanding	—	51
Stock option awards issued and outstanding	1,953	1,760
Authorized for grants under the 2016 Equity Incentive Plan(2)	372	357
Authorized for grants under the Inducement Plan(3)	116	—
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	326	256
	2,767	2,424

(1) The table above excludes 541,000 and 534,000 treasury shares as of September 30, 2021 and December 31, 2020, respectively.

(2) On January 1, 2021, the number of authorized shares in the 2016 Plan increased by 391,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan; 187,700 shares were issued under the Inducement Plan during the nine months ended September 30, 2021

(4) On January 1, 2021, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 98,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 14. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$1	$—	$3	$—
Research and development	211	124	591	425
Sales and marketing	230	101	658	291
General and administrative	626	409	1,752	1,240
Total stock-based compensation expense	$1,068	$634	$3,004	$1,956

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)
Balance at December 31, 2020	1,760	$10.07	7.6
Granted	516	22.43
Exercised	(226)	11.11
Expired/Forfeited	(97)	14.26
Balance at September 30, 2021	1,953	13.00	7.5

Vested and exercisable at September 30, 2021	1,079	9.47	6.5
Vested and expected to vest at September 30, 2021	1,953	13.00	7.5

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 and for the year ended December 31, 2020, was $10.66 and $4.30, respectively. For stock options vested and expected to vest, the aggregate intrinsic value as of September 30, 2021, and December 31, 2020, was $4.3 million and $13.6 million, respectively.

At September 30, 2021, there was $6.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.6 years.

Restricted Stock

The following table summarizes the Company's restricted stock unit activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2020	202	$10.51
Grants	223	22.28
Vested and released	(61)	10.43
Forfeited	(61)	14.15
Balance at September 30, 2021	303	18.44

As of September 30, 2021, there was $4.6 million of total unrecognized compensation cost related to unvested restricted stock units having a weighted average remaining contractual term of 3.0 years.

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

During the three months ended September 30, 2021, under the ESPP, the Company received $0.2 million from the issuance of approximately 17,000 shares. During the nine months ended September 30, 2021, under the ESPP, the Company received $0.3 million from the issuance of approximately 27,000 shares.

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

(b) Supply Agreement

In September 2020, the Company entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of September 30, 2021, the purchase commitment had been met and $2.0 million had been paid under this supply agreement.

Note 16. Concentration of Credit Risk

(a) Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Customer A	20%	32%	23%	33%
Customer B	8%	15%	15%	10%
Customer C	13%	5%	13%	6%
Customer D	14%	0%	8%	0%
Customer E	2%	10%	4%	7%

The following represents customers that accounted for 10% or more of total trade accounts receivable at September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
Customer A	21%	23%
Customer B	18%	0%
Customer C	11%	17%
Customer D	9%	13%

(b) Concentration of Purchases

During the three and nine months ended September 30, 2021, the Company’s products were primarily manufactured by three contract manufacturers with locations in China, one in Vietnam, one in Minnesota and by the Company’s Arizona facility.

(c) Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region are as follows:

	September 30,	December 31,
	2021	2020
North America	$2,233	$1,936
Asia Pacific (APAC)	262	249
Europe, Middle East and Africa (EMEA)	203	192
Property and equipment, net	$2,698	$2,377

Note 17. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
By Sales Channel:
Distributors and resellers	$8,076	$9,406	$31,101	$23,830
OEM/ODM/Contract manufacturer	2,014	3,244	7,193	10,998
Other	5,365	360	11,835	844
Total sales	$15,455	$13,010	$50,129	$35,672

By Market Group:
Consumer	$4,599	$10,381	$23,800	$27,489
Enterprise	8,698	$794	19,231	2,575
Automotive	2,158	$1,835	7,098	5,608
Total sales	$15,455	$13,010	$50,129	$35,672

By Geography:
China (including Hong Kong and Taiwan)	$5,916	$9,734	$25,025	$25,881
North America	8,927	2,434	23,061	7,193
Rest of the world	612	842	2,043	2,598
Total sales	$15,455	$13,010	$50,129	$35,672

Enterprise revenue for three and nine months ended September 30, 2021, is primarily comprised of revenue generated from the sale of industrial Internet of Things products that were acquired through the NimbeLink acquisition. Revenue generated from the United States was $8.8 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively, and $22.5 million and $6.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

We are transitioning from a passive antenna and related services provider to a wireless system solutions provider, targeting higher levels of integration and complexity, and therefore, higher selling prices and in 2020 we announced our new patented AirgainConnect® platform. The first product from this platform is the FirstNet Ready™ AirgainConnect AC-HPUE antenna-modem, targeting vehicles used by first responders. The AC-HPUE antenna-modem includes an integrated high-power LTE modem supporting the 3GPP Band 14 HPUE (or high-power user equipment) output power functionality and is certified to run on the AT&T FirstNet network. In September 2021, we announced the launch of the second product from the platform, the AC-HPUE-FWA™, the first commercially available fixed wireless access solution, which includes an integrated multi-band high power LTE antenna-modem designed specifically for fixed wireless access.

On January 7, 2021 we purchased 100% of the outstanding shares of Minnesota-based NimbeLink Corp. NimbeLink is an industrial Internet of Things, or IoT, company focused on the design, development, and delivery of cellular solutions for enterprise customers. NimbeLink provides carrier-certified embedded modems and asset tracking solutions that minimize or often eliminate RF design and certification time from project schedules, significantly reducing costs and time to market. The acquisition of NimbeLink supports our transition toward becoming a more system-level company and will play an important role in our overall growth strategy to broaden market diversification, especially within the industrial IoT space. NimbeLink’s industrial IoT expertise puts us squarely in one of our targeted enterprise submarkets and extends the breadth and opportunity for our AirgainConnect platform. Our worldwide salesforce represents a present opportunity to expand NimbeLink’s reach and NimbeLink will now gain access to design opportunities they were not previously able to win. The result is an increase in the opportunities for us in the enterprise market and a more diverse offering of products and expertise for our customers.

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

In the automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment and support a variety of technologies that include Wi-Fi, 3G, LTE, Satellite and LPWAN. The fleet and aftermarket segment consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems via long coax cables to provide connectivity to fixed and mobile assets. Within the fleet and aftermarket market segment, there has been a rise in the number of antennas per vehicle. This is largely driven by the increasing needs of connectivity across different access technologies that include Wi-Fi, LTE, 5G and satellite. In January 2021, AT&T launched its MegaRange™ high power feature on the FirstNet network and we announced the nationwide availability of our AirgainConnect AC-HPUE product. In August, we and AT&T announced a promotion to provide significant savings to customers including an MSRP reduction and service credits from AT&T.

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

COVID-19 Pandemic

The United States and other countries around the world continue to experience a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions where the disease is still widespread or has reemerged have taken, and continue to take, actions in an effort to slow COVID-19’s spread, resulting in limitations on business operations and consumer and employee travel. In accordance with local regulations and guidance, operations in all of our offices and our remote facilities have resumed with protocols in place to prevent and limit the spread of the virus and minimize the risk to our employees. Our salespeople continue to engage with customers in order to secure sales of, and opportunities for, our products and services remotely, but also with some in-person activities.

The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations, including restrictions on our ability to travel, temporary closures of our office buildings and the facilities of our customers or suppliers. In addition, power shortages in parts of China experienced as people return to work and industries ramp back up in capacity, which has affected deliveries of raw materials and components for our contract manufacturers in China. COVID-19 is also affecting container availability leading to delays in shipping and increases in our shipping costs.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including continuing effects of COVID-19 on our customers product rollouts, success in integrating NimbeLink product sales, the impact of the global supply shortage including chip shortages, supply constraints relating to other materials and potential increasing shipping costs on our business and that of our end customers, and the growth in sales of AirgainConnect AC-HPUE product. Additionally, inflation and its effects on several of our component prices, as well as historical factors such as manufacturing costs, investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average sales price of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products will also affect our performance and future success. Our customers are price-conscious and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on among other things, new and existing end-customers selecting our wireless system solutions, the impact of the COVID-19 pandemic, as discussed above, the deployment level of AirgainConnect AC-HPUE, the proliferation of Wi-Fi connected home devices and data intensive applications, trends related to in-house design in our traditional set top market, investments in our growth to address customer needs, the impact of the global supply shortage on our business and that of our end customers, our ability to target new end markets, development of our product offerings and technology solutions and international expansion, as well as our ability to successfully integrate past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in greater detail in the section entitled “Risk Factors” included in this quarterly report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K.

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

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna, embedded modem and asset tracking products that are shipped for our customers’ devices. This primarily includes manufacturing costs of our products payable to our third-party contract manufacturers, as well as manufacturing costs incurred at our facility in Arizona. The cost of goods sold that we generate from services provided to customers primarily includes personnel costs.

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

Research and development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna and modem designs and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated costs for certain facilities. We may also incur expenses from outside consultants and for prototyping new antenna solutions. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of new solutions and markets and as we invest in improving efficiencies within our supply chain, although our research and development expense may fluctuate as a percentage of total sales.

Sales and marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and commissions earned by our sales personnel and our third-party sales representative firms. Sales and marketing expenses also include the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, and allocated costs for certain facilities. Over the next several quarters we expect sales and marketing expenses to fluctuate as a percentage of total sales.

General and administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, legal, human resources and administrative personnel, including stock-based compensation, as well as accounting, legal and other professional services fees, depreciation, and other corporate expenses. We expect general and administrative expenses to fluctuate over the next several quarters as we grow our operations.

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

Other Income

Interest Income, net. Interest income consists of interest from our cash and cash equivalents.

Other Income. Other income consists of other income, net of other expenses as well as realized foreign exchange gains or losses.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.1	53.7	60.6	53.1
Gross profit	35.9	46.3	39.4	46.9
Operating expenses:
Research and development	17.4	17.1	16.2	19.3
Sales and marketing	16.1	12.0	14.8	12.6
General and administrative	21.4	18.8	20.3	21.0
Change in fair value of contingent consideration	0.7	—	3.3	—
Total operating expenses	55.6	47.9	54.7	52.9
Loss from operations	(19.7)	(1.6)	(15.3)	(6.0)
Other income	-	(0.2)	(0.0)	0.5
Loss before income taxes	(19.7)	(1.4)	(15.3)	(5.5)
Provision for income taxes	-	0.6	(4.4)	0.8
Net loss	(19.7)%	(2.0)%	(10.9)%	(6.3)%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020 (dollars in thousands)

Sales

	Three months ended September 30,
	2021	2020	$ Change	% Change
Sales	$15,455	$13,010	$2,445	18.8%

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Sales	$50,129	$35,672	$14,457	40.5%

Sales increased $2.4 million, or 18.8% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Revenue from our consumer market decreased $5.8 million, to $4.6 million for the three months ended September 30, 2021 from $10.4 million for the three months ended September 30, 2020 primarily due to the global supply shortage as well as the declining volume from a near end of life product. Revenue from our enterprise market increased $7.9 million, to $8.7 million for the three months ended September 30, 2021 from $0.8 million for the three months ended September 30, 2020 primarily due to revenue generated from the sale of industrial IoT products and services. Revenue for our automotive market grew approximately $0.4 million to $2.2 million for the three months ended September 30, 2021, from $1.8 million due to incremental revenue generated from AirgainConnect product sales launched in the fourth quarter of 2020.

Sales increased $14.5 million, or 40.5% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Revenue from our consumer market decreased $3.7 million, to $23.8 million for the nine months ended September 30, 2021 from $27.5 million for the nine months ended September 30, 2020 primarily due to the global supply shortage as well as the declining volume from a near end of life product. Revenue from our enterprise market increased $16.7 million, to $19.2 million for the nine months ended September 30, 2021 from $2.6 million for the nine months ended September 30, 2020 primarily due to revenue generated from a ramp in the sale of industrial IoT products and services. Revenue for our automotive market increased $1.5 million, to $7.1 million for the nine months ended September 30, 2021 from $5.6 million for the nine months ended September 30, 2020, primarily due to the incremental revenue generated from AirgainConnect product sales launched in the fourth quarter of 2020.

Cost of Goods Sold

	Three months ended September 30,
	2021	2020	$ Change	% Change
Cost of goods sold	$9,909	$6,981	$2,928	41.9%

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Cost of goods sold	$30,387	$18,924	$11,463	60.6%

Cost of goods sold increased $2.9 million or 41.9%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, and was primarily due to the incremental volume and related costs from the sale of industrial IoT and AirgainConnect products, higher production and freight costs, and higher amortization of intangible assets as a result of the NimbeLink acquisition.

Cost of goods sold increased $11.5 million or 60.6%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, and was primarily due to the incremental product costs related to industrial IoT and AirgainConnect products, amortization of the inventory step-up adjustment and amortization of intangible assets related to the NimbeLink acquisition as well as general increases in production and freight costs.

Gross Profit

	Three months ended September 30,
	2021	2020	$ Change	% Change
Gross profit	$5,546	$6,029	$(483)	(8.0)%
Gross profit (percentage of sales)	35.9%	46.3%		(10.4)%

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Gross profit	$19,742	$16,748	$2,994	17.9%
Gross profit (percentage of sales)	39.4%	46.9%		(7.5)%

Gross profit as a percentage of sales decreased by 10.4% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to changes in the product mix including the sales of industrial IoT and AirgainConnect products which yield lower gross margins, and higher intangible asset amortization associated with the NimbeLink acquisition.

Gross profit as a percentage of sales decreased by 7.5% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to changes in the product mix including the sales of industrial IoT and AirgainConnect products which yield lower gross margins, as well as an inventory step-up adjustment and higher intangible asset amortization costs associated with the NimbeLink acquisition.

Operating Expenses

	Three months ended September 30,
	2021	2020	$ Change	% Change
Operating Expenses
Research and development	$2,698	$2,231	$467	20.9%
Sales and marketing	2,484	1,559	925	59.3
General and administrative	3,307	2,439	868	35.6
Change in fair value of contingent consideration	103	—	103	—
Total operating expenses	$8,592	$6,229	$2,363	37.9%

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Operating Expenses
Research and development	$8,130	$6,873	$1,257	18.3%
Sales and marketing	7,412	4,477	2,935	65.6
General and administrative	10,201	7,506	2,695	35.9
Change in fair value of contingent consideration	1,660	—	1,660	—
Total operating expenses	$27,403	$18,856	$8,547	45.3%

Research and Development

Research and development expense increased $0.5 million or 20.9% for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021 which resulted in added headcount, facilities and IT expenses offset by decreased product development costs.

Research and development expense increased $1.3 million or 18.3% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021 which resulted in added headcount, facilities and IT expenses offset by decreased product development costs.

Sales and Marketing

Sales and marketing expense increased $0.9 million or 59.3%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021 which resulted in added headcount, facilities and IT expenses as well as higher advertising and promotion expenses.

Sales and marketing expense increased $2.9 million or 65.6%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021 which resulted in added headcount, facilities and IT expenses partially offset by reductions in travel and marketing expenses.

General and Administrative

General and administrative expense increased by $0.9 million, or 35.6%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021 which resulted in added headcount, facilities and IT expenses as well as higher outsourced service costs.

General and administrative expense increased by $2.7 million, or 35.9%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021 which resulted in added headcount, facilities and IT expenses as well as higher outsourced service costs and travel expenses.

Change in Fair Value of Contingent Consideration

During the three and nine months ended September 30, 2021, we recorded a change in fair value of contingent consideration related to the NimbeLink acquisition of $0.1 million and 1.7 million, respectively, based on the forecasted revenue targets as of September 30, 2021.

Other Income

	Three months ended September 30,
	2021	2020	$ Change	% Change
Other expense (income):
Interest income, net	$(6)	$(23)	$17	(73.9)%
Other expense	(1)	—	(1)	—
Total other income	$(7)	$(23)	$16	(69.6)%

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Other expense (income):
Interest income, net	$(21)	$(194)	$173	(89.2)%
Other expense	15	11	4	36.4
Total other income	$(6)	$(183)	$177	(96.7)%

For both the three and nine months ended September 30, 2021, total other income decreased slightly primarily due to lower interest income resulting from the decrease in short-term investment balances.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $19.1 million at September 30, 2021.

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $52.8 million at September 30, 2021.

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

In September 2019, our Board of Directors, or the Board, approved a share repurchase program, or the 2019 Program, pursuant to which we could purchase up to $7.0 million of shares of its common stock over the twelve month period following the establishment of the program. The repurchases under the 2019 Program were made from time to time in the open market or in privately negotiated transactions and were funded from our working capital. Repurchases are made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. In September 2020, the Board approved an extension to the 2019 Program for an additional twelve-month period ending September 9, 2021. The 2019 Program expired in September 2021.

During the three and nine months ended September 30, 2021, we repurchased 7,200 shares of common stock under the 2019 Program. Since inception of the 2019 Program through September 30, 2021, we have purchased a total of approximately 170,000 shares of common stock for a total cost of $1.7 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(6,921)	$3,477
Net cash provided by (used in) investing activities	(14,727)	18,886
Net cash provided by financing activities	2,429	410
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,219)	$22,773

Net cash provided by (used in) operating activities. Net cash used in operating activities was $6.9 million for the nine months ended September 30, 2021. This was driven by a net loss of $5.4 million and $6.5 million net change in operating assets and liabilities, partially offset by $5.0 million in non-cash expenses.

Net cash provided by (used in) investing activities. Net cash used in investing activities was $14.7 million for the nine months ended September 30, 2021. This was primarily driven by $14.2 million in cash paid for the NimbeLink acquisition, net of acquired cash of $1.8 million and $0.5 million in purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $2.4 million for the nine months ended September 30, 2021. This was primarily driven by net proceeds of $2.5 million from common stock issuances from equity compensation plans offset by share repurchases of $0.1 million.

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2021 to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In September 2020, we entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of September 30, 2021, the purchase commitment had been met and $2.0 million had been paid under this supply agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On January 7, 2021, we acquired NimbeLink. We are in the process of integrating the internal controls of the acquired business into our overall system of internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in the Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to such risk factors, other than as previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and as set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

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
•
global supply shortage including chip shortages, supply constraints relating to other materials and potential increasing shipping costs and related limitations on our and our customer's ability to obtain necessary components in our respective supply chains;
•
inflation and other increases in the cost of component, consumables and other manufacturing costs;
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

The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating results. For example, the ongoing tension on global trade and macroenvironment are impacting the whole supply chain to varying degrees, which, in addition to the slowdown in customer specific product rollouts, has negatively affected our business and may continue to do so. In the first quarter of 2021 and continuing into the fourth quarter of 2021, a global supply shortage has caused a delay in customer specific rollouts as well as a delay in our ability to source required components for certain of our products, as well as the ability of our customers to source required components for end products that incorporate our products. These supply chain interruptions have caused and may continue to result in a delay in our sales, as well as fluctuations in timing of our supply chain purchases as we look to secure components in advance to account for longer lead times, and, together with inflationary and other effects, have resulted and may continue to result in higher prices from our suppliers that have and could continue to negatively affect gross margins and operating expenses. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Form of Warrant issued to Northland Securities, Inc. in connection with the initial public offering of our common stock

4.3(4)	Description of Registered Securities

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2021.
(3)
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

AIRGAIN, INC.

Date: November 9, 2021	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: November 9, 2021	/s/ David B. Lyle
David B. Lyle Chief Financial Officer and Secretary (principal financial and accounting officer)