Form 10-K
period 2021-12-31
AIRGAIN INC
filed 2022-03-21
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $210.0 million, based on the closing price of the Registrant’s common stock on The Nasdaq Capital Market of $20.62 per share.

The number of shares of Registrant’s common stock ($0.0001 par value) outstanding as of March 18, 2022, was 10,187,488.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AIRGAIN, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2021

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

Airgain, the Airgain logo, and other trademarks or service marks of Airgain appearing in this annual report are the property of Airgain, Inc. This annual report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

ITEM 1. BUSINESS

Overview

Airgain is a leading provider of advanced wireless connectivity solutions and technologies used to enable high performance networking across a broad range of devices and markets, including consumer, enterprise, and automotive. Our mission is to connect the world through optimized integrated wireless solutions. Combining design-led thinking with testing and development, our technologies are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, portables, digital televisions, sensors, fleet tracking, in-vehicle networking, and asset tracking devices. Through our pedigree in the design, integration, and testing of high-performance wireless modules and antenna technology, we have become a leading provider of integrated communications products that solve critical connectivity needs.

We built the foundation of our business through the evolution of the IEEE 802.11 protocol standards. Over the years, we have diversified our wireless connectivity solutions into cellular communications, starting with 3G technology, leading to LTE and more recently, 5G. As the number of wireless standards has increased, we have adapted to develop the necessary solutions to meet end customer needs.

Airgain’s core business primarily focuses on the following three key targeted markets:

•
Consumer. Historically we have focused on this market with our embedded antenna solutions. The consumer market encompasses a large and growing market of applications and our antennas are deployed in consumer access points, wireless gateways, Wi-Fi Mesh systems and extenders, smart TVs, smart home devices, and set-top boxes. In these applications, our antennas support an array of technologies including WLAN, Wi-Fi, LTE, 5G and LPWAN. These devices facilitate a variety of consumer-oriented applications and services including high-speed wireless internet and wireless video streaming, home automation, smart appliances, home security systems, and smart TV entertainment systems. We estimate that the total addressable market for our antennas in the service provider segment of the consumer market will grow at a compound annual growth rate, or CAGR, of 6%, while the internet of things, or IoT, segment will grow at a CAGR of 11% between 2021 and 2024. Furthermore, according to ABI Research, the market for residential gateways, routers and mesh devices shipped worldwide is expected to increase from 229 million device shipments in 2021 to 257 million in 2023. Within the consumer market, the connected home market has seen an explosion of automation services and broadband-connected devices, making the demand for increased bandwidth, high throughput and reliable connectivity more critical than ever before. Between 2021 and 2024, residential Wi-Fi Mesh systems are anticipated to experience some of the highest growth rates within the consumer market, with a CAGR of 16% according to ABI Research. With the addition of our NimbeLink embedded modems to our product portfolio, the consumer segment is expected to show steady growth.
•
Enterprise. The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. These systems have become mission critical as they require high performance and scalability and are required to support a wide range of applications across different network environments. Within this market, our products are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, and remote radio heads. Our customers in this space also include the leading enterprise Wi-Fi systems providers, whereby we often work under a joint development manufacturing or original design manufacturer, or ODM, model, developing complete external antenna systems, including outdoor enclosure and mounting hardware, to meet demanding technical specifications, often resulting in higher ASP’s when compared to our more traditional embedded antenna business. We estimate that the total addressable market for our antennas in the enterprise market will grow at a CAGR of 13% from 2021 to 2024, based on ABI Research device shipment numbers and our internal estimates of ASP. In addition, we play a critical role in providing embedded and external connectivity solutions for industrial IoT, or IIoT, and we believe our NimbeLink embedded modems and asset trackers are well positioned to increase our growth in this market. These markets include asset tracking, logistics, machine vision, transportation, EV charging, video surveillance-as-a-service (VSaaS), packaging and logistics infrastructure, and many more. These are high growth markets and provide a strong pathway for the future of Airgain.

•
Automotive. In the automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment and support a variety of technologies that include Wi-Fi, 3G, LTE, 5G, and satellite connectivity. The fleet and aftermarket segment of the automotive market consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets and includes first responder and public safety vehicle fleets, the targets for our AirgainConnect AC-HPUE antenna-modem. Within the fleet and aftermarket market segment, there has been a rise in the number of antennas per vehicle. This is largely driven by the increasing needs of connectivity across different access technologies that include Wi-Fi, 3G, LTE, 5G, and satellite. We estimate the total addressable market for our antennas (excluding antenna-modems) in the automotive fleet antenna market in North America, will grow at a CAGR of 11% from 2021 and 2024, based on ABI Research device shipment numbers and our internal ASP estimates.

As a wireless connectivity solution provider that has a history in radio frequency technology, we are leveraging our experience in embedded antenna solutions and embedded modems to transition from a components provider to a wireless system solutions provider. In 2020 we announced our new patented AirgainConnect® platform. We believe this flagship platform offers a novel solution in our public safety and fleet focused automotive markets and will play a key role in our future strategy for 5G solutions internationally for automotive and enterprise markets. The first product from the AirgainConnect platform is the FirstNet Ready™ AirgainConnect AC-HPUE antenna-modem, targeting vehicles used by first responders like police, fire and EMS and public safety support vehicles which include bus, rail, courier, utility, waste or water management, and security. The AirgainConnect AC-HPUE antenna-modem includes an integrated high-power LTE modem supporting the 3GPP Band 14 HPUE (or high power user equipment) output power functionality known as MegaRange™ by AT&T. This compact vehicle antenna-modem solution tightly couples essential LTE radio components with the antenna system to provide improved connectivity for public safety and fleet vehicles certified to run on the AT&T FirstNet network. The AirgainConnect AC-HPUE more than doubles the range of existing solutions, a result of its ability to transmit 10 times the power of existing solutions today. The incremental power improves the ability to communicate in challenging environments including dense urban areas, underground garages and tunnels, and provides a significant advantage for first responders in poor signal coverage areas like rural areas or mountain ranges. Through technological innovation, the AirgainConnect AC-HPUE antenna-modem combines the modem and antenna elements designed to deal with complexities of integration and heat dissipation, while maintaining a sleek form factor that is suitable for placement on a vehicle, which is a reason why AirgainConnect AC-HPUE is the first antenna-modem product servicing AT&T FirstNet.

The AirgainConnect AC-HPUE antenna-modem initially targets the U.S. first responder market, which we believe represents a $500 million plus addressable market for products in the AirgainConnect platform. The average selling price of the AC-HPUE is near the $1,000 range, which represents a significant increase over the average selling price for our portfolio of antenna products, which were sold in the tens of cents to tens of dollars range.

We have already begun developing products to address other U.S. carriers, global carriers, and enterprise fleet opportunities leveraging the AirgainConnect platform that will expand the $500 million plus addressable market significantly with a global total addressable market for the AirgainConnect platform we estimate at $4 billion today. We are very excited about this first product, the potential of the AirgainConnect platform overall, and the related growth potential as we further our transition to a wireless systems solutions provider.

We use third parties to manufacture our embedded antenna solutions while maintaining oversight for critical quality, test, and calibration functions. As of December 31, 2021, we had over 270 issued and pending patents worldwide.

NimbeLink Acquisition

On January 7, 2021 we purchased 100% of the outstanding shares of Minnesota-based NimbeLink Corp. NimbeLink is an IIoT company focused on the design, development, and delivery of cellular solutions for enterprise customers. NimbeLink provides carrier-certified embedded modems and asset tracking solutions that minimize or often eliminate RF design and certification time from project schedules, significantly reducing costs and time to market.

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

The acquisition of NimbeLink supports Airgain’s transition toward becoming a system-level company and will play an important role in our overall growth strategy to broaden market diversification, especially within the IIoT space. NimbeLink’s expertise in IIoT puts them squarely in one of our targeted submarkets, within the bigger enterprise market, and extends the breadth and opportunity for our AirgainConnect platform. For NimbeLink, Airgain’s worldwide salesforce represents a present opportunity to expand NimbeLink’s reach and NimbeLink will now gain access to design opportunities they were not previously able to win. The result is an increase in the opportunities for Airgain in the enterprise market and a more diverse offering of products and expertise for our customers. We plan to include products with the NimbeLink brand under our broader Enterprise IIoT product lines.

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

During the COVID-19 pandemic Wi-Fi connectivity has grown in importance as consumers use it for connecting to videoconferencing, telehealth, and other critical applications and services. Wi-Fi has long been leveraged as one of the main solutions to meet the increasing demand for bandwidth, which enables operators to scale capacity to meet their subscribers’ needs. With advances and ratifications in Wi-Fi standards, dense environments with many concurrently connecting devices and IoT connections such as airports, public transportation, retail, healthcare, smart cities, stadiums, among others, result in public WI-FI use cases across multiple industry segments. Wi-Fi 4 and 5 Wi-Fi (IEEE 802.11ac) standards are expected to represent 66.8% of all WLAN endpoints by 2023 providing a range of speeds that allow users to view medium-resolution video streaming because of the higher throughput. Wi-Fi 5, with very high theoretical speeds, is considered a true wired complement or equivalent and can enable higher definition video streaming and services with use cases that require higher data rates. The latest Wi-Fi 6 (802.11ax) standard further improves the average throughput per user by a theoretical factor of at least four times in dense user environments, which will allow for dense IoT deployments. By 2023, 27% of all WLAN endpoints are expected to be equipped with Wi-Fi 6.

To help meet the increasing demand for Wi-Fi and other unlicensed services, the Federal Communications Commission, or FCC, has led the way making additional blocks of frequency spectrum such as 5.9GHz and 6-7GHz spectrum available. More spectrum and larger channel bandwidth provide the needed capacity to support even more devices, at even faster speeds. We believe this new available spectrum will represent an opportunity for our solutions in fixed wireless access deployments.

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

Benefits to our Customers

We have developed strong relationships with leading WLAN chipset vendors, OEMs, and key service providers, keeping us at the forefront of new developments in wireless technologies and industry requirements. We share our expertise with customers in several areas including design, engineering, and testing, and provide insights based on years of experience across hundreds of devices. By harnessing our specialized experience and expertise, we offer solutions that can improve our customers’ product performance, reduce their staff costs and allow our customers to focus on non-antenna related factors in the face of short design, engineering and production windows. Rather than rely upon a captive engineering group that only works on in-house opportunities, we act as an outsourced antenna design, engineering, and test group for our customers. We also bring years of experience in delivering high performance, ultra-reliable wireless connectivity for mobile, fleet, and IIoT and machine-to-machine, or M2M, applications.

Benefits to Wireless Users

By focusing on performance, we strive to improve product satisfaction with customers. Often, competing makers of wireless devices use chips that are made by the same semiconductor manufacturer. Antenna reliability depends on numerous factors including material, mount position, physical connection and resistance to oxidation. However, the selection and placement of an antenna, or antennas, can change the performance characteristics measurably. Each sale of a wireless solution is customized according to the needs and requirements of the customer. Tradeoffs exist on placement, power, price, and other variables. By focusing on performance, we challenge our engineers to deliver the optimal solution given the customer’s product constraints. This commitment to performance has established us as one of the recognized leaders in the design, testing, and performance of wireless systems, and led to what we believe is one of the broadest blue-chip customer lists in the industry.

Products

Our products are found in a broad range of applications and end-user devices that are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, Wi-Fi extenders, portables, digital televisions, sensors, and fleet and asset tracking devices. Our products have been adopted by some of the world’s leading telecom manufacturers and networking companies and are now being used by millions of carrier subscribers in the

United States, Canada, Europe, and Asia Pacific. We offer several product categories designed to maximize the performance of wireless devices while providing cost and design flexibility:

•
AirgainConnect. In 2020 we introduced our AirgainConnect™ AC-HPUE, the first antenna-modem from our break-through AirgainConnect platform. AirgainConnect AC-HPUE includes an integrated FirstNet Ready™ high-power LTE modem supporting the 3GPP Band 14 High Power UE output power functionality. Band 14 spectrum is the nationwide, high-quality spectrum set aside by the U.S. government specifically for FirstNet. This rugged vehicle antenna-modem solution tightly couples essential LTE radio components to meet the most demanding needs of public safety and fleet vehicles. By integrating an HPUE modem within an antenna assembly, AC-HPUE ensures transmission of the maximum allowable radiated power directly to the LTE antenna elements. Our patented technology supporting the AirgainConnect platform eliminates the signal loss over coax cables that run from mobile routers mounted in vehicle compartments to roof-mounted antennas, which combined with HPUE capability provides up to ten times the transmit power at the antenna when compared to the router’s conventional modem and antenna. The result is a dramatic increase in the coverage area and higher data rates.
•
Custom Embedded Antenna Solutions. Within our consumer market, we engage with chipset providers, carriers, ODM’s and OEMs to develop highly integrated and customized embedded antenna solutions. While we have over 1,000 models of embedded antennas supporting the common wireless standards, our embedded solutions are typically designed specifically to optimize the connectivity of an individual device, and therefore they are usually unique for a specific customer device as a solution set. It is common practice for us to draw from our existing antenna design library when implementing embedded antenna programs, to drive constant improvement and evolution in performance, while reducing time to market. The embedded antennas we develop can generally be categorized under one or more of the following product families:
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
•
Profile Contour Embedded Antennas. Profile Contour Embedded antennas utilize flexible printed circuit board, or FPC, providing performance with device integration flexibility. Flexible and very low profile, these antennas can conform to many two-dimensional shapes making them ideal for integration within curved enclosures and wearable devices.
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

•
Antenna Plus External Antennas. Through the Antenna Plus brand, we offer a broad and expanding portfolio of automotive, fleet, public safety and M2M antennas. Our high performance, low profile antennas are designed for many wireless standards and frequencies, including LTE and 5G cellular with MIMO, Wi-Fi 6, Bluetooth, Intelligent Transport Systems, or ITS, and GPS/GNSS. Designed for all environments, our broad range of highly integrated and multi-band products support a variety of applications from kiosk and ATM connectivity to government and public safety vehicular applications. We have over 26 years of experience designing mission critical automotive fleet and mobile antenna applications. As the original inventor of the low-profile cellular antenna, we are known for our market leading performance, quality, and long product life. Our antennas build on the best-in-class RF performance, leading design features, and extended operational life of our highly successful fleet and public safety antenna products connecting to almost any vehicular router or modem.
•
Skywire Modems. NimbeLink’s patented Skywire® modems are end-device certified, meaning further FCC or carrier certifications by our customers are normally unnecessary for intended products. NimbeLink offers a full line of solutions from 2G to LTE and 5G, as well as products with integrated GPS/GNSS radios. All Skywire products are small and pin-compatible enabling easy integration and simplifying the process of changing technologies in the future as they become available. This time-to-market advantage allows developers to quickly design-in connectivity to cellular networks around the world. NimbeLink also engages in turnkey design and manufacture of custom modems.
•
Asset Trackers. NimbeLink’s asset tracking solution is an enmeshed edge solution that has the latest 5G LTE M technology. The focus of NimbeLink asset tracking solutions is tracking non-powered assets that move around geographically in and out of areas without a local network. The solution combines low power, battery operated edge devices, with its Nlink™ Cloud-based device enablement platform, providing an asset tracking solution that can be deployed quickly and in many different applications. NimbeLink also engages in turnkey design and manufacture of white label IIoT solution services.

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

Growth Strategy

We are in the process of transitioning from a passive antenna and related services provider to a wireless system solutions provider, targeting higher levels of integration and complexity, and therefore, higher selling prices and margins. Climbing the value curve and expanding our presence in adjacent markets are key ingredients to our growth strategy. In terms of markets, our growth strategy is centered around targeting three key markets, specifically, consumer, enterprise and automotive. We consider our consumer market as foundational revenue, with enterprise and automotive markets representing our primary growth markets. The following graphic provides a summary of our estimated total addressable market within each of these three markets. As highlighted in the graphic below, based on ABI Research and our internal ASP estimates, by the end of 2022, we estimate a total addressable market, or TAM, to be in excess of $15.5 billion.

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

Within the enterprise market, we are targeting new 5G device programs primarily sub-6GHz, citizens broadband radio service, or CBRS, and Wi-Fi 6, for integrated smart antenna systems. This allows us to leverage our core competencies in advanced antenna designs in a market that offers significantly higher selling prices in the 10s of dollars to hundreds of dollars range. CBRS is driving new use cases including private LTE, leading to private 5G, and cellular operators for fixed wireless access, or FWA, and for secondary indoor spectrum. New 5G spectrum is creating opportunities for operators to establish or expand FWA offerings, to compete with wired incumbents, driving development of a new wave of 5G-enabled customer-premises equipment devices and small cells. The enterprise market is characterized by various submarket segments, each having different characteristics and therefore different growth strategies. Our strategy in the enterprise Wi-Fi submarket is to focus on customized embedded, and external antenna systems for the top two global OEMs in this market. In 2020 we were on-boarded as a supplier to a global leader in Enterprise Wi-Fi for the award of an active stand-alone high-gain Wi-Fi antenna system that we entered into volume production in Q3 2021. On the cellular side of the enterprise market, we are currently developing core 5G antenna systems designs and associated intellectual property, while being actively engaged in a new wave of 5G small cell and FWA device. We expect this trend in 5G enabled device opportunities to continue to ramp in 2022. Technical challenges relate to the complexity of integration and coverage of a broader range of frequency bands, including C-Band, new millimeter wave, or mmW 5G NR spectrum. Our first phase of active beam steering mmW 5G antenna technology was successfully demonstrated to our customers in a live demonstration at CES in January 2020.

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

We provide a comprehensive set of services for single and multi-client OTA performance testing, characterization, and validation for wireless devices utilizing the common wireless standards including WLAN, Bluetooth, ZigBee, Z-Wave, LoRa, LTE, CBRS, and 5G. Our service offering includes early-stage system design, custom engineering support, and superior OTA testing services for service providers and OEMs. Our proprietary OTA testing process has become highly regarded in wireless throughput evaluation, enabling our service offering to create stickiness with customers as they depend on our testing services to evaluate their products. Some of our customers have implemented their own performance testing capability in-house, reducing their need to purchase OTA performance testing services from us, thereby limiting the growth potential of our services revenue in the enterprise market. Despite these challenges, we continue to see demand for these services and we plan to continue to leverage this offering to customers and applications in adjacent markets.

Over the next several years, we believe the adoption of 5G on a global basis will offer incremental growth opportunities for us. According to ABI Research, 25% of network traffic will be 5G by 2023. 5G wireless antenna systems are more complex and highly integrated as they need to support complex active architectures for new configurations such as active beam forming, and new frequency block allocations and auctions in the sub-6GHz and mmWave, frequency bands. We believe this shift in antenna complexity and integration will allow us to leverage our expertise and antenna performance, including integration between antenna and the RF front end, to enhance the value proposition to our customers. Furthermore, highly integrated and complex designs demanded by 5G will require closer coordination between the ecosystem of component vendors, OEMs and Chipset Vendors, a key strength of ours.

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
•
Expand our customer base within our core markets. We sold our products to over 200 end-customers in 2021. Although the customers that pay for our products are often ODMs and distributors, it is primarily the OEMs, carriers, and retail-focused end-customers that drive the selection of our solutions.
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
•
Acquire complementary technologies, assets and companies. The market for wireless solutions is diverse and fragmented. Opportunities arise for acquisition of technologies, assets and companies that would complement our business. We continue to consider acquisitions that will enable us to improve our market footprint, strategic position and to take advantage of economies of scale through consolidation.

Customers

Our customers are global. Our top customers, Synnex Technology International (HK) Ltd., Syntech Asia Ltd. and Get Wireless, LLC accounted for more than 45% of sales for the year ended December 31, 2021. We generally work with Engineering, Product Management, Product Line Management, Product Marketing, Design, and similar groups to provide antenna solutions. While the sale of the product may be to an OEM and ODM, or via a distributor, we also consider our customers to include chipset vendors and service providers. We market our design capabilities directly to chipset vendors and service providers to generate demand.

•
OEM. We sell our products to OEM customers worldwide. These customers make many products including Wi-Fi access points and repeaters, set-top boxes, video gateways, IoT products, and other wireless equipment found in homes, schools, businesses, and networks. Typically, these customers work with us to help overcome a specific performance issue, or to improve product performance against internal or external benchmarks, or they need a partner that can help them shorten time to market through reduced development time and end-device certifications. OEMs are also often mandated or encouraged by service providers to select us.
•
ODM. We sell our products to ODM customers worldwide with the vast majority being headquartered in Asia. These customers make many of the same products as the OEM customers, but they make these for sale to an OEM or service provider customer. Generally, ODM customers do not own all of the rights to the design and engineering assets of the products they produce and deliver. Historically, ODMs have been thought to focus primarily on cost; however, our ODM customers also emphasize performance and design flexibility when working on antenna and modem selection and placement.
•
Vertical Markets. As we shift from exclusively selling components to building and selling integrated wireless systems, our customer base has expanded from design engineers within OEMs and ODMs to key decision makers within end-user markets. With our AirgainConnect and Antenna Plus product lines, our key end-user markets include first responders, fleet managers, automotive aftermarket, government, and industrial customers. With our asset trackers, our key end-user markets include airlines, transportation, logistics companies, e-bikes and e-scooters, and more. As our portfolio of integrated products grows, so will our key end-user markets.
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
•
Service Providers. Typically, we do not sell products directly to telecommunications and broadband service providers, but these companies often specify overall product performance, and sometimes use our wireless design, test, and validation services. By working with the service providers, we are often written into the carrier’s specifications, which are sent to the OEM or ODM. Our antenna and modem products are then shipped directly from our contract manufacturers to the device manufacturer. In doing so, we can have an impact on an OEM’s or ODM’s ability to hit certain performance levels. We have worked with service providers, and in some cases, we have sold testing equipment that mirrors the testing equipment and environment we use internally.
•
Value Added Reseller (VARs) and Distributors. These partners combine our antennas, modems, and wireless products with other devices and services to deliver complete integrated and installed aftermarket solutions to end customers. The VAR and Distributor channels are particularly important as the main outlet for our automotive product lines, including Antenna Plus and our new AirgainConnect platform.
•
Software Developers. We believe we bring a differentiated value proposition to software developers. We focus on providing reliable, high-performance hardware that compliments the deployment of their software, and we provide a middleware that simplifies the connection and management of devices. This middleware connects easily into any enterprise software, making the whole product solution seamless. Because of our approach, we have found significant success in selling to and with software developers in the IoT, managed connectivity, logistics, supply chain, VSaaS (video software-as-a-service), and emergency response markets.

Sales and Marketing

Our sales and marketing organizations work together closely to improve market awareness, build a strong sales pipeline, and cultivate ongoing customer relationships to drive sales growth.

Sales

Our global sales effort consists of direct and indirect sales teams, and indirect channel partners. Our direct sales team consists of inside sales personnel based in the United States, China and Taiwan and our outside field sales teams based in the United States, the United Kingdom, South Korea, China, and Taiwan. Our outside field sales teams consist of business, sales, account, technical marketing and program managers, and field application engineers, or FAEs. Our indirect channel partners consist of distributors, engineering design companies and outside sales representatives.

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

Marketing

Our marketing strategy is focused on building a competitive advantage for Airgain’s brands and products in the marketplace. We target two types of customers. For our embedded products, such as our embedded antennas and Skywire modems, we target design teams within OEMs and ODMs. For our integrated products, such as our asset trackers and AirgainConnect, we target end user markets. We use both direct and indirect promotional methods to engage our audiences. Direct methods include advertising, web properties, marketing collateral, email campaigns, paid and organic social media, search engine marketing, media relations, content marketing, direct mail, tradeshows and events, and general lead generation tactics. Indirect methods include co-marketing efforts together with resellers, distributors, system integrators, hardware and software partners, and carriers. Both are areas where we plan to invest greater efforts in the future.

The three primary goals of the marketing team are to uncover new opportunities in the marketplace, support any existing opportunities currently in the pipeline, and increase deal size by introducing customers and prospects to the breadth of our product line. We continue to see increased benefit from our marketing technology and marketing automation efforts in accomplishing these goals. In addition, digital channels have proven to be more effective in generating additional interest and leads for both the field sales team as well as the channel, so we will continue to shift our focus accordingly.

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
•
Automotive Connectivity Companies. Our AirgainConnect platform has the potential to compete with existing suppliers of vehicular modem platforms including Sierra Wireless, Cradlepoint, Peplink as well as the supplier of our modem module, Assured Wireless, among others. We are not aware of any competing solutions with the same architecture and features as AirgainConnect on the market today. In the future, though, we see the potential to create meaningful partnerships with the existing vehicular modem and router providers, to supply antenna-modems, particularly while these companies do not have an HPUE capable wireless solution within their own product stable, or antenna-modem products.

The principal competitive factors in our markets include:

•
Price and total cost of ownership as a result of reliability and performance issues;
•
Brand awareness and reputation;
•
Antenna and antenna-modem performance, such as reliability, range and throughput;
•
Ability to integrate with other technology infrastructures;
•
Offerings across breadth of in-home wireless products;
•
Antenna design and testing capabilities;
•
Lead-time and flexibility to rapidly customize solutions to individual customer requirements;
•
Relationships with semiconductor/chipset vendors;
•
Intellectual property portfolio; and
•
The ability to solve complex RF problems across the entire spectrum of broadband connectivity.

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

Manufacturing and Operations

We have had limited in-house manufacturing capability, solely with respect to antennas deployed in the fleet and M2M antenna market, where final assembly of these antenna products was performed at our facility located in Scottsdale, Arizona. However, we have recently determined to cease production at our Scottsdale facility in the first quarter of 2022, and at that point all of the manufacturing of our products will be done at contract manufacturers, or CMs, located in the United States, China, Vietnam, Mexico and Myanmar. We have long-term relationships with certain of these CMs, and work together to control raw materials, assembly, test, quality and shipment of our antenna products. We perform quality assurance and testing at our California and Scottsdale facilities and monitor the quality performance of our CMs through quality reports and periodic audits.

We maintain a close direct relationship with our CMs to help ensure supply and quality meet our requirements. The contract manufacturing services required to manufacture and assemble our products can be satisfied by one or more of our CMs, however it may be time consuming and costly to qualify and implement new CM relationships. If our CMs suffer an interruption in their businesses, or experiences delays, disruptions, or quality control problems in their manufacturing operations, or we otherwise need to change or add additional CMs or suppliers, our ability to ship products to our customers could be delayed, and our business could be adversely affected. Our qualified CMs manufacture antenna products according to our design specification, materials specification, quality standards, and delivery requirements. We have full control and authority over the selection of materials, manufacturing processes, and inspection processes. Since our products manufactured in China are predominantly shipped to ODM’s and CM’s within Asia, we have not experienced significant impact as a result of the tariffs imposed on exports from China to the United States. Furthermore, the recent supply disruptions and chip shortages have had and may continue to have a direct impact on our business.

Research and Development

We invest considerable time and financial resources in research and development to enhance our antenna design and system integration capabilities and conduct quality assurance testing to improve our technology. As of December 31, 2021, we had a total of 70 employees and dedicated representatives within our research and development organization representing approximately 48% of our workforce. Our engineering team consists of engineers located in research, design, and test centers in California, Arizona, and Florida, as well as the United Kingdom and China. Our engineering team actively participates in research and development activities to expand our capabilities and target applications for the consumer, enterprise and automotive markets. We expect to continually expand our product offerings and technology solutions over time and to continue to invest significantly in ongoing research and development efforts.

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

Seasonality

Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. For example, a national holiday the first week of October in China may cause customers to purchase product in the third quarter ahead of their holiday season to account for higher volume requirements in the fourth quarter. In addition, although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Chinese New Year. The broader economic impacts caused by the COVID-19 pandemic may contribute to the traditionally slower first quarter sales this year. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change as a result of general customer demand or product cycles.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, and contractual provisions to protect our technology. As of December 31, 2021, we had 236 issued U.S. patents covering our products as well as our embedded and external antenna technology with expiration dates ranging from 2021 to 2039, and 13 pending patent applications in the United States Patent and Trademark Office. Outside of the United States we have 21 issued patents and 7 pending patent applications with expiration dates ranging from 2022 to 2037, which entail counterparts of U.S. patent applications. The patents consist of several broad areas as summarized by the following patent groups:

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

Taken together, these patents with priority dates as far back as November 2001 form both a barrier to competition and a licensable asset for customers in the MIMO and antenna assembly categories.

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

Employees

As of December 31, 2021, we had a total of 145 employees and dedicated representatives including 102 in the United States, 30 in China, 5 in Taiwan, 1 in South Korea and 7 in the United Kingdom. Among the total 145 employees and dedicated representatives, 18 of them were primarily engaged in manufacturing operations, 70 of them were primarily engaged in research and development, 39 of them were primarily engaged in sales and marketing and 18 of them were primarily engaged in general and administration functions. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be good.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our investor relations website at investors.airgain.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

We use our investor relations website as a means of disclosing material non-public, information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Summary of Risks Related to our Business

Our business is subject to numerous risks and uncertainties, including those described below. The principal risks and uncertainties affecting our business include, but are not limited to the following:

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
•
Our future success depends on our ability to develop and successfully introduce new and enhanced products and services for the wireless market that meet the needs of our customers;
•
Our embedded antenna solutions business is characterized by short product development windows and short product lifecycles;
•
Any delays in our sales cycles could result in customers canceling purchases of our products;
•
We have a history of losses, including an accumulated deficit of $57.4 million at December 31, 2021, and we may not be profitable in the future;
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
•
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights;
•
Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition; and
•
Our business has been negatively affected by the significant disruptions in the supply chain that resulted in our customers and partners' inability to secure components that are critical to the development and deployment of their products.

Risks Related to Our Business and Industry

The markets for our antenna solutions are developing and may not develop as we expect.

The wireless industry is characterized by rapidly evolving technologies, and the markets for our antenna systems and wireless connectivity solutions may not develop as we expect. It is difficult to predict customer adoption rates, customer demand for our antennas, the size and growth rate of our target markets, the entry of competitive products, or the success of existing competitive products. We have historically driven revenue growth primarily through the top North American video service providers, largely in the consumer market. Moving forward, our goal is to drive growth in the enterprise and automotive markets. These markets may develop at varying growth rates and our success in penetrating these markets will depend on various competitive factors across a number of developing industries. Any expansion in our markets depends on several factors. For example, the continued growth in the consumer market and any increase in demand for antenna products will depend on, among things, the cost, performance, and perceived value associated with our antennas and the ability for our antenna products to meet increased performance demands, refresh cycles and device form factors. Further, as we continue to transition to a wireless systems solution provider, increased growth in the enterprise and automotive markets will depend on, among things, acceptance of our solutions by our customers and performance of the networks on which our products operate. For example, the market for our AirgainConnect AC-HPUE product is highly dependent on the overall first responders market and AT&T’s FirstNet network, and this market has not to date resulted in significant sales of our product and the market may not further develop on the timeframes we expect, or at all.

If our wireless solutions do not achieve widespread adoption, if there is a slower rollout than we expect in certain markets or there is a reduction in demand for our wireless connectivity solutions or antennas in our markets caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early order cancellations, or decreased sales, any of which would adversely affect our business, operating results and financial condition.

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
•
global supply shortage including chip shortages, supply constraints relating to other materials and potential increasing shipping costs and related limitations on our and our customers’ ability to obtain necessary components in our respective supply chains;
•
inflation and other increases in the cost of components, consumables and other manufacturing costs;
•
seasonal fluctuations around local holidays in China affecting how customers make purchasing decisions;
•
changing market conditions;
•
any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation; the timing of product releases or upgrades by us or by our competitors;

•
our ability to develop, introduce and ship in a timely manner new products and product enhancements and anticipate future market demands that meet our customers’ requirements, and provide adequate customer support for those products;
•
public health crises such as the COVID-19 pandemic;
•
increasing uncertainty of international relations and tariffs; and
•
terrorism, political instability or war, and the imposition of sanctions or countermeasures by the U.S. and other countries in relation to such conflicts.

The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating results. For example, the ongoing tension on global trade and macroenvironment are impacting the whole supply chain to varying degrees, which, in addition to the slowdown in customer specific product rollouts, has negatively affected our business and may continue to do so. In 2021 a global supply shortage caused a delay in customer specific rollouts and a delay in our ability to source required components for certain of our products, as well as the ability of our customers to source required components for end products that incorporate our products. These supply chain interruptions have caused and may continue to result in a delay in our sales, as well as fluctuations in timing of our supply chain purchases as we look to secure components in advance to account for longer lead times. Together with inflationary and other effects, this has resulted and may continue to result in higher prices from our suppliers that have negatively affected, and could continue to negatively affect, gross margins and operating expenses. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

In addition, the financial markets and the global economy may be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and operating results may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. In addition, there is a risk that one or more of our current manufacturers, suppliers or customers may not survive an economic downturn, which could adversely affect our business and operating results.

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

Additionally, our movement into more system-based solutions may bring more competitors into our markets than we have traditionally faced. As our solutions begin to contain more system components and commensurate higher average selling prices, the resulting product categories may attract additional competitors or our customers may be more likely to begin to develop competing products. Our AirgainConnect product is the only HPUE antenna-modem certified by AT&T for the FirstNet network, and currently one of only two HPUE products certified by AT&T for FirstNet MegaRange, with the other such product being a stand-alone modem product marketed by our supplier of the HPUE modem module, and so our supplier competes with us for sales to certain customers. While we believe our intellectual property estate and limited exclusivity agreement with Assured Wireless for use of their HPUE modem module in a vehicular antenna-modem product provide us a competitive advantage, we cannot assure you that other competitors will not enter the market and limit the growth potential of our AirgainConnect platform. Our exclusivity with Assured Wireless is limited in duration and subject to termination if we fail certain of our obligations under our agreement. In addition, if our relationship with Assured Wireless is terminated, or AT&T decertifies our products on its networks, our business and operating results and financial condition may be materially affected.

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

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. In furtherance of these efforts, we expect to invest significantly in ongoing research and development. If we do not adequately fund our research and development efforts, or if our research and development investments do not translate into material enhancements to our antenna products, we may not be able to compete effectively and our business, results of operations, and financial condition may be harmed. As we transition to a wireless systems solutions provider, we anticipate the need to increase our investment in research and development to stay on the leading edge of next generation development and to alight ourselves with the rapidly evolving technology needs of the industry. Moreover, the introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production and to support those products when they are in the field. We expect these coordination efforts to increase substantially in the future as we work with chipset vendors and OEM partners on new proof-of-concept and reference designs earlier in the development cycle. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected, and our business and prospects will be harmed. We cannot assure that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market.

In May 2020 we announced the AirgainConnect platform, including AirgainConnect AC-HPUE, an integrated FirstNet Ready™ high-power LTE modem. The introduction of the AirgainConnect platform represents a new platform that integrates high-power mobile modem technology with an antenna into the same package, enabling performance for 4G and 5G communications. The introduction of the new AirgainConnect platform, and the transition to a more expansive level of advanced product solutions, will require coordination of efforts and increased time and resources. If we fail to gain market acceptance with our customers, suppliers and manufacturers, our operating results will be materially and adversely affected, and our business and prospects will be harmed.

Furthermore, given the rapidly evolving nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies. The markets in which we operate are characterized by changing technology and evolving industry standards, which includes the introduction and implementation of Wi-Fi 6 and emerging 5G cellular standards. Despite years of experience in meeting customer design requirements with the latest in technological solutions, we may not be successful in identifying, developing and marketing products or systems that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and our business may not continue to grow in line with historical rates or at all.

Our embedded antenna solutions business is characterized by short product development windows and short product lifecycles.

Certain of our antenna solutions are purchased and integrated by customers in the electronics industry. In many cases, the products that include our solutions are subject to short product development windows and short product lifecycles. In the case of the short product development window, we may be pressured to provide solutions that are the lowest in cost to be accepted. Customer pressure could force us to reduce our price to win designs with short development windows. Regarding short product lifecycles, we might provide up-front design and engineering work, but ultimately lose the design to a competitor, or even if we win the design, such design could be extremely short-lived due to our customers’ inability to sell the product in significant volume. Our up-front costs associated with a design can be significant, particularly for new and emerging technology trends and industry standards, and if the sales volumes are inadequate due to lack of acceptance and/or short lifecycle, our financial performance will be impaired. Additionally, these products are dependent on the demand for and sales of the customers’ products, and any issues our customers suffer with their product sales could have an adverse impact on our sales.

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

A significant portion of our operating expense is relatively fixed and is based in large part on our forecasts of volume and timing of orders. The lengthy sales cycles make forecasting the volume and timing of product orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks of customer decisions to cancel or change product phases. If customer cancellations or product changes were to occur, this could result in the loss of anticipated sales without sufficient time for us to reduce our operating expenses. We currently maintain significant inventories to meet forecasted future demand due to the supply chain shortages. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write off our inventory balances or reduce the value of our inventory, based on a reduced sales price. A write off of the inventory, or a reduction in the inventory value due to a sales price reduction, could have an adverse effect on our financial condition and operating results.

We have a history of losses, and we may not be profitable in the future.

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $57.4 million at December 31, 2021. Because the market for our antenna products is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales, and marketing, and continue to develop new antenna products to address new and evolving markets. In addition, as a public company we will incur additional significant legal, accounting, and other expenses. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

Our top customers, Synnex Technology International (HK) Ltd., Syntech Asia Ltd., and GetWireless, LLC accounted for more than 45% of sales for the year ended December 31, 2021. Although our top customers that pay for our products have historically been ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers that drove the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Moving forward, as we transition to a wireless system solutions provider, we expect a shift toward external wireless solutions and antenna technologies in the automotive and enterprise markets that may result in a corresponding shift in the customer mix. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.

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

Governmental authorities in impacted regions have taken actions in an effort to slow COVID-19’s spread, resulting in business closures and a limit on consumer and employee travel. Any outbreak of contagious diseases, and other adverse public health developments could have a material and adverse effect on our business operations. In late January 2020, in response to intensifying efforts to contain the spread of COVID-19, we began to monitor or modify our hours of operation and the hours of our employees based in China, as did our contract manufacturers. As the situation progressed and the outbreak was stabilized in China, our workers and facilities, as well as those of our contract manufacturers, returned to full function with precautions in place to help prevent outbreak or spread of the virus. In the United States, most of our employees in the San Diego office are working from home and our offices are reserved for only those who cannot perform certain functions remotely, such as prototyping and testing. In accordance with local regulations, engineering, testing, and production operations in our Scottsdale office, as well as testing operations in our remote facilities, have resumed with protocols in place to prevent and limit the spread of the virus. In each work location, protocols have been established and remain in place, in accordance with government guidance, in order to minimize the risk to those employees whose presence in the office is necessary or allowed. Our sales representatives continue to engage with customers in order to secure sales of, and opportunities for, our products and services, often remotely rather than in-person. Specifically, the COVID-19 pandemic has caused, and may continue to cause, a disruption and restrictions on our ability to travel, temporary closures of our office buildings and the facilities of our customers or suppliers, cancellations or modification of key industry marketing events, and disruptions with our contract manufacturers and suppliers located in Asia. Related to sales, we have also seen disruptions and delays in shipments and product launches, although orders have begun to rebound as of the second and third quarter of 2020. Such disruptions of our customers, suppliers, and contract manufacturers have had a negative impact on our sales and operating results and may continue to have a negative effect in future quarters.

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

We have limited manufacturing capability, solely with respect to antennas deployed in the fleet automotive market for which we primarily manufacture in our facilities in Scottsdale, Arizona. For all of our other products, we outsource the manufacturing, assembly and testing of products. We historically relied on two contract manufacturers, which are located in China, to manufacture, control quality of, and ship our products. We have over the past two years engaged additional contract manufacturers outside of China, including Vietnam, Myanmar, and Mexico, to expand our capacity, and to diversify the countries in which our products are manufactured. We have also recently engaged two additional contract manufacturers as we transition away from our in-house manufacturing of products for the fleet automotive market and with the acquisition of NimbeLink, we added a contract manufacturer in the United States. We do not have long-term contracts with these manufacturers that commit them to manufacture products for us and we have limited direct control over their activities. In addition, we may experience delays or quality issues as we begin to ramp up our new contract manufacturers and transition production from our Scottsdale facility to contract manufacturers. Furthermore, political unrest in Myanmar, or political instability or military conflict in any country in which our CMs are located, may have an adverse effect on our contract manufacturer’s ability to deliver quality products on time. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

•
qualify appropriate component suppliers;
•
manage capacity during periods of high demand;
•
meet delivery schedules;
•
assure the quality of our products;
•
ensure adequate supplies of materials;
•
protect our intellectual property; and
•
deliver finished products at agreed-upon prices.

As we transfer the manufacture of products at our Scottsdale facility to contract manufacturers we may not be able to receive products with consistent and satisfactory quality or in sufficient quantities to meet demand. We also may experience delays or disruptions at our manufacturing facilities, which could result in delays of product shipments to our customers. Any failure by us or our contract manufacturers to timely deliver products of satisfactory quality or in sufficient quantities in compliance with applicable laws could hurt our reputation, cause customers to cancel orders or refrain from placing new orders for our products, which could have a material adverse effect on our business, operating results, and financial condition.

We may experience delays in obtaining product from manufacturers and may not be a high priority for our manufacturers.

The ability and willingness of our contract manufacturers to perform is largely outside of our control. We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority if our contract manufacturers are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our contract manufacturers suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our sales could become volatile and our cost of sales may increase. For example, throughout 2021, we experienced a disruption in our supply chain for certain components located in Asia and made several purchases of available inventory in order to secure supply for our customers, sometimes at higher than our traditional prices. In addition, in the first and second quarters of 2021, NimbeLink transitioned the manufacture of certain products from existing manufacturers in the United States and China to Vietnam. Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:

•
labor strikes or shortages, or restrictions imposed to limit the COVID-19 pandemic;
•
financial problems of either contract manufacturers or component suppliers;
•
reservation of manufacturing capacity at our contract manufactures by other companies, inside or outside of our industry;
•
changes or uncertainty in tariffs, economic sanctions, and other trade barriers, political unrest, or military conflict in regions where manufacturers are located, such as recent developments in Myanmar; and potential conflicts involving other countries in Asia such as China and Taiwan; and
•
industry consolidation occurring within one or more component supplier markets, such as the semiconductor market.

For example, in the first quarter of 2021 we experienced delays for certain of our product shipments from China as a result of the extension of the lunar new year holidays due to the COVID-19 pandemic. We cannot predict with certainty whether such delays will occur in the future, and although we are monitoring the situation, it is currently unknown whether the pandemic will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. Furthermore, throughout 2021, NimbeLink has experienced certain supply constraints and delays at the module supplier level due to a global shortage of semiconductor chips, and further shortages could result in a failure to provide timely delivery to our customers. If such disruption were to extend over a prolonged period, it could have a material impact on our sales and business and those of our customers.

Our contract manufacturers purchase some components, subassemblies and products from a single or limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design in and qualify new components.

We rely on third-party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies, and products necessary for the manufacture of certain of our products. Throughout 2021, we have experienced shortages in supply of components we use in our products. A continuation of such shortages or other supply disruptions are possible, as well as inflation of prices of certain components, and our ability to predict the availability and pricing of such components is limited. Over the past two years, there have been and continue to exist shortages of certain electronic components used in our industry that have led to longer than normal lead times for the manufacture of certain components in some of our products. If shortages continue or occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may continue to occur as well. While components and supplies are generally available from a variety of sources, we and our contract manufacturers depend on a single or limited number of suppliers for several components for our products. Further, certain products may utilize custom components available from only one or a limited number of sources. When a component or product uses new technologies, capacity constraints may exist until the suppliers’ manufacturing capacity has increased. Many factors may affect the continued availability of these components at acceptable prices, including if those suppliers decide to concentrate on the production of common components instead of components customized to meet our requirements. There is no assurance that the supply of such components will not be delayed or constrained. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Additionally, poor quality in any of the single or limited sourced components in our products could result in lost sales or lost sales opportunities. We and our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we and our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.

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

Our advanced wireless connectivity technologies and systems are a critical element in determining the operating performance of our customers’ products. If our connectivity solutions perform poorly, whether due to design, engineering, placement, failure to properly support the products, or other reasons, we could lose sales. In certain cases, if our connectivity solutions are found to be the component that leads to failure or a failure to meet the performance specifications of our customer, we could be required to pay monetary damages to our customer. Real or perceived defects or errors in our connectivity solutions could result in claims by channel partners and customers for losses they sustain. If channel partners or customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources to help correct the problem, including warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. Liability provisions in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products.

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

Our success depends upon the continued service and performance of our senior management team and key technical, marketing and production personnel. For example, in February 2022, we announced that David Lyle, our Chief Financial Officer and Secretary, resigned effective March 1, 2022, and would provide consulting services until we filed this annual report on Form 10-K. The replacement of Mr. Lyle and any other members of our senior management team or other key employees or consultants likely will involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

We and our subsidiary NimbeLink have a $4.0 million revolving line of credit under a loan and security agreement with Silicon Valley Bank. Loans under the agreement are secured by a lien covering substantially all of our and NimbeLink’s properties, rights and assets, excluding intellectual property. As of the date of this annual report, the revolving line of credit was undrawn. The loan and security agreement contains customary affirmative and negative covenants and events of default applicable to us, NimbeLink and our respective subsidiaries, if any. The affirmative covenants include, among others, covenants requiring us and NimbeLink (and us and NimbeLink to cause our subsidiaries) to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants include, among others, restrictions on us, NimbeLink and our respective subsidiaries transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. We and NimbeLink will be jointly and severally obligated to repay all credit extensions and other obligations regardless of whether we or NimbeLink, as the case may be, received the credit extension. If we or NimbeLink default under the facility, the lender may accelerate all of our and NimbeLink’s repayment obligations and take control of our and NimbeLink’s pledged assets, potentially requiring us and NimbeLink to renegotiate our agreement on terms less favorable to either of us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default upon the occurrence of any event that it interprets as a material adverse effect as defined under the agreement, thereby requiring us or NimbeLink to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

As part of our strategy to develop and identify new products, services and technologies, we have made, and may continue to make, acquisitions of select assets and businesses. For example, we completed the acquisition of NimbeLink in January 2021 and we acquired the Antenna Plus assets in April 2017. We may not be able to integrate any acquired business that we may acquire successfully or operate such acquired business profitably. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships.

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

We have partnered, and expect to continue to partner, with certain companies to further advance or develop our wireless connectivity solutions and develop or expand on new and existing technologies. These arrangements involve the commitment by each company of various resources, including technology, and research and development. If these arrangements do not develop as expected, especially those that involve our proprietary technologies, or if the products and/or services produced by our partners do not meet the required quality standards, our ability to introduce new antenna products and wireless connectivity solutions successfully and on schedule may be limited. Further, we cannot provide any assurances that our existing partnerships will be maintained successfully or at all, the failure of which could have a material adverse effect on our business and results of operations. For example, we rely on Assured Wireless Corporation and the ability to utilize AT&T's FirstNet platform in order to deliver reliable connections across our AirgainConnect platform. If Assured Wireless Corporation has any technical difficulties, if our partnership with them does not continue to develop, or if the technology developed in partnership with Assured Wireless Corporation does not develop or perform as expected, our sales may decrease and our operating results could suffer.

Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income or income tax liabilities for U.S. federal income tax purposes may be subject to limitations, and future transfers of shares of our common stock could cause us to experience an “ownership change” that could limit our ability to utilize our net operating loss carryforward and tax credit carryforwards.

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of $29.9 million for federal income tax purposes and $11.0 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal and state NOLs begin to expire in 2022. Federal NOLs generated in taxable years beginning after December 31, 2017, however will carryforward indefinitely and may generally only be used to offset 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2021, we also had federal and state research and development and other tax credit carryforwards of approximately $1.8 million and $1.6 million, respectively, available to reduce future income tax liabilities. Our federal tax credit carryforwards begin to expire in 2026 and our state tax credits will carryforward indefinitely. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities.

In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. We have completed an ownership change analysis pursuant to IRC Section 382 of the Code through our taxable year ended December 31, 2020, and determined we had undergone an ownership change on June 30, 2017. We do not believe, however, that utilization of any of our pre-June 30, 2017 NOLs or tax credit carryforwards will be limited as a result of such ownership change. We may have experienced ownership changes after December 31, 2020, and we may experience future ownership changes (which may be outside of our control), so our ability to use our NOLs and tax credit carryforwards may nevertheless be limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected. In addition, because of our status as a non-accelerated filer, you will not be able to depend on any attestation from our independent registered public accounting firm as to our internal control over financial reporting for the foreseeable future.

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and controls over financial reporting. In particular, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning for our fiscal year ending December 31, 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the time we are no longer considered a non-accelerated filer. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

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

We have expanded our operations significantly in the last several years and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. As we transition to a wireless system solutions provider, we expect these challenges to increase. Any such future growth would also add complexity to and require effective coordination throughout our organization. We use the services of third parties to perform tasks including design services and sales and marketing. Our growth strategy may entail expanding our group of contractors or consultants to implement additional functions going forward. Because we rely on consultants, effectively outsourcing key functions of our business, we will need to be able to manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality of the services provided by consultants is compromised for any reason, our ability to provide quality products in a timely manner could be harmed, which may have a material adverse effect on our business operating results and financial condition.

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

Our industry is characterized by vigorous enforcement and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Third parties may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase.

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

Risks Related to Data Privacy

Because we collect, process, use and store information about individuals, including our customers’ and our own employees, this creates data privacy compliance risks that could result in additional cost and liability to us.

In the normal course of our business, we collect, process, use and disclose information about individuals. Many federal, state and foreign governmental bodies and agencies have adopted, or are considering adopting, laws and regulations that impose limits on the collection, processing, use, disclosure and security of information about individuals. In some cases, such laws and regulations can be enforced by private parties in addition to government entities. In addition, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. These laws, regulations, and standards are complex and currently evolving, not uniform and likely to remain uncertain for the foreseeable future.

In the United States, data privacy laws and regulations are promulgated at the federal and state level, some of which are enforced by the Federal Trade Commission, or FTC, and federal financial regulatory bodies. For example, the Federal Trade Commission Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. There are also laws regulating the use of personal data for direct marketing purposes, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which establishes specific requirements for commercial email messages, and the Telephone Consumer Protection Act, and the Telemarketing Sales Rule as interpreted and implemented by the FCC and United States courts, or TCPA, which imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers. At the state level, California recently enacted legislation, the California Consumer Privacy Act of 2018, or CCPA, which provides new data privacy rights for California consumers. Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020, election, taking effect on January 1, 2023, which modifies the CCPA by providing significant new data privacy rights. Additionally, Virginia has adopted a new state data protection act referred to as the Virginia Consumer Data Protection Act, which is set to take effect on January 1, 2023, and Colorado has adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023.

Foreign data protection laws, including the EU General Data Protection Regulation 2016/679, or the GDPR, and the U.K. data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018, or the UK GDPR, may also apply to other personal information obtained outside of the United States. Both the GDPR and the UK GDPR impose stringent requirements for entities processing personal data including specific requirements regarding transfers of data outside of the European Economic Area, or the EEA, and restrictions regarding the use of cookies and other e-marketing activities. Recent legal developments in Europe have created complexity and uncertainty regarding these laws and how to comply.

Although we are continuing to take steps to comply with these and future laws and regulations, the scope of many of the requirements remains unclear, can be subject to significant change or interpretive or enforcement application, and may be inconsistent from one jurisdiction to another, and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that such steps will be sufficient. Compliance with current and future laws and regulations may require changes to our collection, use, transfer, disclosure or other processing of information about individuals and systems, and may thereby increase compliance costs. If we are unsuccessful, whether actual or perceived, in our efforts to comply with these and future laws and regulations, we may incur substantial additional costs in compliance, reputational harm, affect the manner in which we provide our services, including the geographies we service, and be subject to complaints and/or regulatory investigations, significant monetary liability, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, such as claims by industry groups or other third parties, which may have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our International Operations

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

For the year ended December 31, 2021 approximately 47% of our products, based on sales, are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. In addition, following our acquisition of NimbeLink, we anticipate expanding our global presence and extending our salesforce reach internationally. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers and our channel partners. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity, we may be unable to grow sales to existing customers.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to sell our products within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our manufacturers, suppliers and customers.

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

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products or our end-customer’s products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

Our end-customers’ products are subject to governmental regulations regarding radio frequency devices in many jurisdictions. To achieve and maintain market acceptance, our end-customers’ products must continue to comply with these regulations and many industry standards designed to prevent interference with other radio services and to limit human exposure to harmful radiation. In the United States, our end-customers’ products must comply with such regulations issued by the Federal Communications Commission before they can be marketed or sold, or imported into, the United States, and may also be required to conform to industry standards defined by industry associations or organizations, such as Underwriters Laboratories, for commercial acceptance. Our end-customers must also comply with similar international regulations and standards.

As these regulations and standards evolve, and if new regulations or standards are implemented, we may have to modify or redesign our products or our end-customers may have to modify their products, which could increase costs. The failure of our products or their products to comply, or cause delays in compliance, with the existing and evolving industry regulations and standards could prevent or delay introduction of our products or our antennas used in their products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

We operate in directly and indirectly in several foreign countries. The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business or an unfair business advantage; many anti-bribery laws also prohibit commercial bribery. Practices in the local business communities of many countries in which we do business have a heightened level of corruption. In addition, we are subject to the FCPA's recordkeeping and internal controls requirements. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to promote compliance with these anti-bribery law requirements; however, we cannot assure that our policies and procedures will protect us from violations committed by individual employees or agents. Allegations or violations of anti-bribery law violations could result in costly investigations, criminal or civil penalties or other sanctions that could have a material adverse effect on our business and reputation.

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The trading price of our common stock may be volatile and may fluctuate substantially in response to various factors. This may be especially true for companies with a small public float. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The trading price of our common stock depends on several factors, including those described in this “Risk Factors” section and elsewhere in this annual report, including:

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
•
any major change in our management;
•
general economic conditions and slow or negative growth of our markets; and
•
other events or factors, including those resulting from war, such as the conflict between Russia and Ukraine, incidents of terrorism or responses to these events.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant and subject to the restrictions contained in any loan or financing instruments. Our present loan and security agreement with Silicon Valley Bank restricts us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of other risks described in this “Risk Factors” section and elsewhere in this annual report, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued, or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The global credit and financial markets have recently experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic and the military conflict between Russia and Ukraine). If the current equity and credit markets remain volatile or continue to deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and more dilutive. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing; customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results and financial condition.

We are a “smaller reporting company,” and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our stock less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, reduced executive compensation disclosures and providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenue equals or exceeds $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, our stockholders may not have access to certain information they may deem important. It may also make comparison of our financial statements with other public companies difficult or impossible. If investors find our common stock less attractive as a result of our reliance on these exemptions, the trading prices of our common stock may be lower than they otherwise would be, there may be a less active trading market for our common stock and the trading prices of our common stock may be more volatile.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to comply with the laws and regulations affecting public companies, particularly after we are no longer a smaller reporting company or a non-accelerated filer.

As a public company, particularly after we cease to qualify as a smaller reporting company or non-accelerated filer, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives and our legal and accounting compliance costs will increase. It is likely that we will need to hire additional staff in the areas of investor relations, legal and accounting. These new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are evaluating and monitoring developments regarding these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

For example, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As described above, as long as we are considered a non-accelerated filer, we will not need to comply with the auditor attestation provisions of Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.

Until December 31, 2021, we qualified for further exemptions and reduced disclosure requirements as an “emerging growth company,” as defined in the JOBS Act. Since we are no longer an emerging growth company, we will no longer be exempt from certain requirements, including, without limitation, holding non-binding stockholder votes on executive compensation arrangements and compliance with new or revised accounting standards and audit requirements. We expect to incur additional expenses and devote increased management effort toward ensuring compliance with these requirements, as well as when the available exemptions for a smaller reporting company or a non-accelerated filer are no longer available to us. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

We rely on information technology to process, transmit, and store electronic and financial information and information about individuals, to manage a variety of business processes and activities, to maintain the financial accuracy of our records, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by us globally have been in place for many years and not all hardware and software is currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, telecommunication failures, defects, errors, catastrophic events, terrorism or war, such as the conflict between Russia and Ukraine. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

Information technology security threats are increasing in frequency, persistence, intensity and sophistication. We may also experience information technology security threats that may remain undetected for an extended period. Any perceived or actual compromise, breach, or misuse of our systems or information could cause us to incur damage to our reputation, and expose us to a risk of loss or litigation (including by our customers) and possible monetary liability, affect the manner in which we provide our services, and subject us to complaints and/or regulatory investigations, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, and could adversely affect our business, results of operations, financial condition and prospects. We may also incur significant costs to notify, in particular, affected individuals, maintain our security precautions and/or to correct problems caused by the compromise, breach or misuse of our systems or information. The costs of any compromise, breach or misuse of our systems or information could exceed our available insurance coverage, or could result in denial of coverage as to any specific claim, or a change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements. To date, we have seen no material impact on our business or operations from these information technology security threats. Any future significant compromise, breach, or misuse of our data security could result in significant costs and damage to our reputation. The ever-evolving threats mean us, and our third-party service providers must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security compromises, breaches, or misuses.

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

Changes in tax law may materially adversely affect our financial condition, results of operations and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions.

Our business depends on the economic health and general willingness of our current and prospective end- customers to make those capital commitments necessary to purchase our products. If the conditions in the U.S. and global economies remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the current or anticipated impact of military conflict, such as the conflict between Russia and Ukraine, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, limited availability of credit and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters occupy approximately 10,700 square feet in San Diego, California, under a lease that expires in November 2025. Our Scottsdale, Arizona facility occupies 10,300 square feet under a lease that expires in April 2022. Our NimbeLink facility, located in Plymouth, Minnesota, occupies 9,000 square feet under a lease that expires in July 2025. We lease two facilities, a 2,100 square foot facility in Scottsdale, Arizona and a 2,500 square foot facility in Riverview, Florida which are used for research and development activities. We also lease a 4,300 square foot property in Rancho Santa Fe, California and a 3,000 square foot property in Melbourne, Florida, both of which are used for testing services.

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

Holders of Common Stock

As of March 18, 2022, there were 10,187,488 shares of our common stock outstanding held by approximately 34 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant and subject to the restrictions contained in any loan or financing instruments. Our present loan and security agreement with Silicon Valley Bank restricts us from paying dividends.

Equity Compensation Plan Information

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and operating results together with our financial statements and related notes included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report. Unless expressly stated otherwise, for discussion and analysis of results for the year ended December 31, 2020 and the comparison of 2020 and 2019 results, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the United States Securities and Exchange Commission on February 19, 2021 and is incorporated herein by reference.

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

The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. Within this market our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, and remote radio heads. Our products are well positioned to increase our growth in this market.

In the automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment and support a variety of technologies that include WiFi, 3G, LTE, Satellite and LPWAN. The fleet and aftermarket segment of the automotive market consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within the fleet and aftermarket market segment, there has been a rise in the number of antennas per vehicle. The majority of our revenues are currently derived from fleet and aftermarket sales and going forward, our strategy is to augment our current sales in the automotive aftermarket with design wins and sales into the automotive OEMs.

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

Our financial highlights for 2021 include the following:

•
Sales increased by 32.5% in 2021 compared to 2020. The increase in sales was primarily driven by the increase in enterprise product sales, due to sales of industrial IoT products resulting from the NimbeLink acquisition, the launch of a Wi-Fi product for a major enterprise customer, and growth in AirgainConnect product sales offset by a decline in sales in the consumer market.
•
Gross profit as a percentage of sales decreased to 38.3% in 2021 compared to 46.6% in 2020. The decrease in gross profit as a percentage of sales for the year ended December 31, 2021 was largely due to changes in product mix including increased sales of industrial IoT devices with lower gross margins, and higher production and freight costs as well as an inventory step-up adjustment and higher amortization costs associated with the NimbeLink acquisition.
•
Loss from operations increased by $8.9 million in 2021 compared to 2020. The increase was primarily due to an increase of $11.0 million in operating expenses due to the NimbeLink acquisition which added headcount, IT and facilities costs as well as the change in the fair value of contingent consideration related to the NimbeLink acquisition. The increase in operating expenses was offset by an increase of $2 million in gross profit.
•
Our effective tax rate was 17% in 2021 compared to (9.0)% in 2020.
•
We ended 2021 with cash and cash equivalents and restricted cash totaling $14.7 million.

We believe that our performance and future success depend upon several factors including continuing effects of COVID-19 on our customer product rollouts, continuation of the global supply shortages, the growth in sales of AirgainConnect AC-HPUE and related products, transitions to contract manufacturers and success in integrating NimbeLink and increasing its sales. Our performance and future success also depend on historical factors such as manufacturing costs, continued investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average selling prices of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on, among other things, new and existing end-customers selecting our antenna solutions for their wireless devices and networks, the impact of the COVID-19 pandemic, as discussed above, the deployment level of AirgainConnect AC-HPUE, the proliferation of Wi-Fi connected home devices and data intensive applications, trends related to in-house design in our traditional set top market, investments in our growth to address customer needs, the impact of the global supply shortage on our business and that of our end customers, our ability to target new end markets, development of our product offerings and technology solutions, and international expansion, as well as our ability to successfully integrate past and any future acquisitions. While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in this annual report in greater detail under the section entitled “Risk Factors.”

COVID-19 Pandemic

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions have taken actions in an effort to slow the spread of COVID-19’s spread, resulting in limitations on business operations and consumer and employee travel. We have worked, and continue to work, to comply within the framework of local, county, state, and federal laws. In that regard, we have implemented a wide range of practices to protect and support our employees and to modify and monitor the engagement with our customers, suppliers, and contract manufacturers. Specifically, in response to continuing efforts to contain the spread of COVID-19 as new strains emerge, we have continued to monitor or modify our workspaces and facilities to continue to operate at full function yet with precautions in place to help prevent outbreak or spread of the virus. In the United States, we continue to manage the number of our employees present in the San Diego office and those who are working from home, in a manner to maximize operational capacity yet still limit any spread or outbreaks of the virus. In accordance with local regulations, engineering, testing and production operations in our Scottsdale offices, as well as testing operations in our remote facilities, have resumed with protocols in place to help prevent and limit the spread of the virus. In each work location, protocols have been established and remain in place, in accordance with government guidance, in order to minimize the risk to those employees whose presence in the office is necessary or allowed. Our salespeople have recommenced some business travel but also continue to engage with customers remotely rather than in person to secure sales of, and opportunities for, our products and services.

The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers, and during 2021 disruptions with certain components in our supply chain located in Asia as well as those of our customers. Such disruptions to our customers have had a negative impact on our sales and operating results throughout 2021. Related to sales, we saw orders reach historic lows for our previously core consumer business in the fourth quarter. We have seen signs that the consumer business is beginning to rebound, however, the continued spread of COVID-19 may adversely affect such rebound and have a negative effect on our operating results in future quarters.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.

Seasonality

Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. For example, a national holiday the first week of October in China may cause customers to purchase product in the third quarter ahead of their holiday season to account for higher volume requirements in the fourth quarter. In addition, although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Chinese New Year. The broader economic impacts caused by the COVID-19 pandemic in China may also contribute to the traditionally slower first quarter sales this year. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change as a result of general customer demand or product cycles.

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our products. As discussed further in “Critical Accounting Policies and Significant Judgments and Estimates” below, we recognize revenue to depict the transfer of control over promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. We generally recognize product sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently insignificant, we also generate service revenue from agreements to provide design, engineering, and testing services as well as subscription revenue from the sale of data plans.

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna, embedded modem and asset tracking products that are shipped for our customers’ devices as well as costs incurred for service agreements. This primarily includes manufacturing costs of our products payable to our third-party contract manufacturers, as well as manufacturing costs incurred at our facility in Arizona. The cost of goods sold that we generate from services provided to customers primarily includes personnel costs and the cost to maintain data lines.

Operating Expenses

Our operating expenses are classified into four categories: research and development, sales and marketing, general and administrative and the change in fair value of contingent consideration . For the first three categories, the largest component is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and information technology. Allocated costs for facilities consist of leasehold improvements and rent. Operating expenses are generally recognized as incurred.

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

Change in Fair Value of Contingent Consideration. The fair value of contingent consideration associated with the NimbeLink acquisition is remeasured at each reporting period based on the forecasted revenue targets. The change in the fair value of contingent consideration is recorded to operating expenses. See Note 4 of the Notes to the Consolidated Financial Statements contained within this annual report for further information.

Other Expense (Income)

Interest Income, net. Interest income consists of interest from our cash and cash equivalents offset by interest expense which consists of interest charges on credit card charges and certain vendor bills.

Other Expense. Other expense consists of the loss from disposal of property and equipment, realized foreign exchange gains or losses, and other expenses.

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

	For the Years Ended December 31,
	2021	2020
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	61.7	53.4
Gross profit	38.3	46.6
Operating expenses:
Research and development	17.0	18.8
Sales and marketing	15.9	12.7
General and administrative	21.1	21.6
Change in fair value of contingent consideration	3.2	—
Total operating expenses	57.1	53.1
Loss from operations	(18.9)	(6.5)
Other expense (income)	0.0	0.4
Loss before income taxes	(18.9)	(6.1)
Provision for income taxes	(3.2)	0.6
Net loss	(15.7)%	(6.7)%

Comparison of the Years Ended December 31, 2021 and 2020

(all tables—dollars in thousands)

Sales

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Sales	$64,273	$48,502	$15,771	32.5%

Sales increased $15.8 million, or 32.5% for the year ended December 31, 2021, compared to the year ended December 31, 2020. Revenue from our consumer market decreased $10.9 million, to $26.3 million for the year ended December 31, 2021 from $37.1 million for the year ended December 31, 2020, primarily due to the continuing weakness from global supply shortage impacting our customers' product sales. Revenue from our enterprise market increased $23.5 million, to $27.4 million for the year ended December 31, 2021 from $3.9 million for the year ended December 31, 2020 primarily due to revenue generated from the sale of industrial IoT products resulting from the NimbeLink acquisition along with the launch of a Wi-Fi product for a major enterprise customer. Revenue for our automotive market grew approximately $3.2 million to $10.6 million for the year ended December 31, 2021, from $7.5 million for the year ended December 31, 2020 due to growth in sales from AirgainConnect products that were launched in the fourth quarter of 2020.

Cost of Goods Sold

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Cost of goods sold	$39,666	$25,917	$13,749	53.1%

Cost of goods sold increased $13.7 million or 53.1%, for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to the incremental volume and related costs from the sale of industrial IoT products resulting from the NimbeLink acquisition, growth in sales from our AirgainConnect products, higher production and freight costs, and higher amortization of intangible assets and an inventory step-up adjustment as a result of the NimbeLink acquisition.

Gross Profit

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Gross profit	$24,607	$22,585	$2,022	9.0%
Gross profit (percentage of sales)	38.3%	46.6%		(8.3)%

Gross profit as a percentage of sales decreased by 8.3% for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to changes in the product mix including the sale of industrial IoT products resulting from the NimbeLink acquisition, and AirgainConnect products which yield lower gross margins, higher production and freight costs, and higher intangible asset amortization and an inventory step-up adjustment associated with the NimbeLink acquisition.

Operating Expenses

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Operating Expenses
Research and development	$10,920	$9,157	$1,763	19.3%
Sales and marketing	10,209	6,141	4,068	66.2
General and administrative	13,562	10,471	3,091	29.5
Change in fair value of contingent consideration	2,040	—	2,040	—
Total operating expenses	$36,731	$25,769	$10,962	42.5%

Research and Development

Research and development expense increased $1.8 million or 19.3% for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021 which resulted in added headcount, facilities and IT expenses offset by lower product development expenses.

Sales and Marketing

Sales and marketing expense increased $4.1 million or 66.2% for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021, which resulted in added headcount, facilities and IT expenses as well as higher personnel-related expenses and higher advertising and tradeshow expenses.

General and Administrative

General and administrative expense increased $3.1 million or 29.5% for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to the acquisition of NimbeLink on January 7, 2021, which resulted in added headcount, facilities and IT expenses as well as higher amortization of intangible assets. In addition, stock-based compensation expense, outsourced service costs and travel costs increased for the year ended December 31, 2021 compared to 2020.

Change in Fair Value of Contingent Consideration

During the year ended December 31, 2021, we recorded a change in the fair value of contingent consideration related to the NimbeLink acquisition of $2.0 million based on revenue recorded for the year ended December 31, 2021.

Other Expense (Income)

	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Other expense (income):
Interest income, net	$(26)	$(197)	$171	(86.8)%
Other expense	38	19	19	100.0
Total other expense (income)	$12	$(178)	$190	(106.7)%

Other income decreased $0.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020 resulting in a net other expense. The decrease was primarily due to lower interest income on cash and cash equivalents and short-term investments along with the loss on disposal of fixed assets, recorded in other expense.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $14.7 million at December 31, 2021.

Prior to 2013, and for the years ended 2018, 2020 and 2021, we have incurred net losses. As a result, we have an accumulated deficit of $57.4 million at December 31, 2021.

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

On February 18, 2022, we and our subsidiary NimbeLink Corp entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we together have a revolving line of credit for $4.0 million. As of the date of this annual report, there was no balance owed on the line of credit. The line of credit will only allow for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bears an interest rate of WSJ prime (currently 3.25%) plus 1.75%, and matures in February 2023. The lender has a first security interest in all of our and NimbeLink’s assets, excluding intellectual property, for which the lender has received a negative pledge.

On January 7, 2021, as a result of the Nimbelink acquisition, we assumed a revolving line of credit, or the Line of Credit, with Choice Financial Group (Choice), whereby Choice had made available to Airgain a secured credit facility of up to the lesser of (1) $1.5 million or (2) the sum of (a) 80% of the aggregate amount of third party accounts receivable balances, excluding progress billings, foreign receivables, accounts subject to dispute or setoff and doubtful accounts (Eligible Accounts) aged less than 90 days, net of 10% allowance, and (b) 25% of raw materials and finished goods, except those held at named contract manufacturer, after a 10% reserve for excess and obsolete inventory. Amounts borrowed under the Line of Credit bore interest at the prime rate plus 1%, payable monthly. The facility was secured by a commercial guarantee and a lien over the property of NimbeLink including inventory, equipment, accounts receivable, investments, deposit accounts, other rights to payment and performance and general intangibles. No amounts were borrowed under this facility during the year ended December 31, 2021 and in April 2021, we closed the Line of Credit with Choice.

On September 9, 2019, our board of directors approved a new share repurchase program pursuant to which we could purchase up to $7.0 million of shares of our common stock over the twelve-month period following the establishment of the program. The repurchases under the new share repurchase program were made from time to time in the open market or in privately negotiated transactions and are funded from our working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. In September 2020, our board of directors approved an extension to our share repurchase program for an additional twelve-month period ending September 9, 2021. Upon expiration of the program, our Board has not authorized a new repurchase program, but may do so in the future. During the year ended December 31, 2021, we repurchased 7,200 shares of common stock under the 2019 program. These shares were repurchased at an average price per share of $13.47, for a total cost of $0.1 million. Since inception of the stock repurchase programs, including our prior share repurchase programs, we have purchased a total of 541,310 shares for a total cost of $5.4 million.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Twelve months ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(11,170)	$3,704
Net cash provided by (used in) investing activities	(14,921)	20,886
Net cash provided by financing activities	2,429	561
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,662)	$25,151

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities was $11.2 million for the year ended December 31, 2021. This was primarily driven by non-cash operating expenses of $7.4 million, including depreciation, amortization of intangible assets, the change in fair value of the contingent consideration and deferred tax liabilities. The increase in non-cash operating expenses was offset by the net loss of $10.1 million and the change in operating assets and liabilities of $8.5 million mostly associated with the timing of inventory purchases resulting in increased accounts payable and inventory balances as well as the timing of order shipments toward the second half of the fourth quarter resulting in higher accounts receivable balances.

Net cash provided by operating activities was $3.7 million for the year ended December 31, 2020. This was primarily driven by non-cash operating expenses of $3.7 million and the change in operating assets and liabilities of $3.2 million offset by a net loss of $3.3 million.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $14.9 million for the year ended December 31, 2021 of which $14.2 million was cash paid for the NimbeLink acquisition, net of cash acquired, and $0.7 million used for the purchase of property and equipment.

Net cash provided by investing activities was $20.9 million for the year ended December 31, 2020. This consisted of $22.4 million received from the maturity of available-for-sale securities offset by $0.8 million used to purchase of available-for-sale securities and $0.8 million purchases of property and equipment.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $2.4 million for the year ended December 31, 2021. This primarily consisted of $2.5 million proceeds from stock option exercises and employee stock plan purchases offset by $0.1 million in common stock repurchases.

Net cash provided by financing activities was $0.6 million for the year ended December 31, 2020. This primarily consisted of $1.2 million in proceeds from stock option exercises and employee stock plan purchases offset by $0.6 million in common stock repurchases.

Contractual Obligations and Commitments

We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2021 we have no significant accruals recorded. Our financial position and operating results could be negatively impacted if we were required to compensate the contract manufacturers for any unrecorded liabilities incurred.

We entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of December 31, 2021, the obligation had been met and $2.0 million has been paid under this supply agreement.

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

Revenue Recognition

On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method. We generate revenue mainly from the sale of our wireless connectivity solutions and technologies. A portion of revenue is generated from service agreements and data subscription plans with certain customers. The revenue generated from service and data subscription plans is insignificant. We recognize revenue to depict the transfer of control of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Control transfers to customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. Revenue from NimbeLink's data subscription plans is recognized over the period of the subscription.

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

For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue is recognized on a “point-in-time” basis when control has passed to the customer. The revenue from service contracts is recognized either at a point-in-time or “over time”, based on the terms and conditions in the contract. Revenue from data subscription plans are recognized “over time”.

A portion of our sales is made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. A reserve for potential rights of return from distributors of $109,000 was recorded as of December 31, 2021. No reserve for potential rights of return from distributors was recorded as of December 31, 2020.

Our contracts with customers do not typically include extended payment terms. Payment terms may vary by contract and type of customer and generally range from 30 to 90 days from delivery.

We provide assurance-type warranties on all product sales ranging from one to two years. we accrue for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. We accrue for the estimated warranty costs at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. We have recorded a warranty reserve of $58,000 and $10,000 as of December 31, 2021 and December 31, 2020, respectively.

We have opted to not disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. We have also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, Other Assets and Deferred Costs, as the period over which the sales commission asset that would have been recognized is less than one year. Shipping and handling costs are immaterial and reported in operating expenses in the consolidated statement of operations.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in accounting for acquisitions. It requires us to recognize separately from goodwill the assets acquired and liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are required to be recorded to our consolidated statements of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Following the filing of this annual report with the Securities and Exchange Commission, David Lyle, our former Chief Financial Officer and Secretary, will no longer be providing consulting services to us. As a result, Jacob Suen, our Chief Executive Officer, will perform the functions of our principal financial officer and our principal accounting officer until such time as our Board designates another person(s) to fulfill these roles.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which we expect to file with the SEC within 120 days after the close of our year ended December 31, 2021, under the headings “Election of Directors,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Airgain, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of measurement of contingent consideration and intangible assets acquired in the NimbeLink Acquisition

As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of NimbeLink Corp. (NimbeLink) on January 7, 2021 for total purchase consideration $22.7 million. The total purchase consideration includes the estimated fair value of contingent consideration, which NimbeLink’s former security holders may receive, subject to the acquired business’s achievement of certain revenue targets in 2021. The NimbeLink acquisition was accounted for as a business combination and the identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The acquisition date fair values for the contingent consideration and identifiable intangible assets are $6.0 million and $14.1 million, respectively.

We identified the evaluation of the acquisition date fair value measurement of the contingent consideration and certain intangible assets, including customer relationships, market-related, developed technology, and in-process research and development as a critical audit matter. There was a high degree of complex auditor judgment in evaluating the key assumptions used to estimate the fair value of the contingent consideration and certain intangible assets. Specifically, key assumptions included the forecasted revenue growth rates. In addition, valuation professionals with specialized skills and knowledge were needed to assist in performing certain audit procedures.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the valuation of the contingent consideration and certain intangible assets. This included controls related to the review of the forecasted revenue growth rates assumptions. We evaluated the Company’s forecasted revenue growth rates assumptions related to the contingent consideration and certain intangible assets by comparing them to actual revenue growth rates historically experienced by NimbeLink. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in identifying revenue growth rates from publicly available market data for comparable entities, which we compared to the Company’s forecasted revenue growth rates assumptions. We also compared the Company’s forecasted revenue growth rate assumptions of NimbeLink for the period since the acquisition date to its actual results to assess the Company’s ability to accurately forecast.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

San Diego, California
March 21, 2022

Airgain, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$14,511	$38,173
Trade accounts receivable, net	10,757	4,782
Inventory	8,949	1,016
Prepaid expenses and other current assets	1,272	1,462
Total current assets	35,489	45,433
Property and equipment, net	2,698	2,377
Leased right-of-use assets	2,777	—
Goodwill	10,845	3,700
Intangible assets, net	14,229	3,168
Other assets	352	249
Total assets	$66,390	$54,927
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,474	$2,975
Accrued compensation	2,013	2,655
Accrued liabilities and other	2,833	1,187
Short-term lease liabilities	841	—
Deferred purchase price liabilities	8,726	—
Current portion of deferred rent obligation under operating lease	—	39
Total current liabilities	19,887	6,856
Deferred tax liability	109	58
Long-term lease liabilities	2,221	—
Deferred rent obligation under operating lease	—	271
Total liabilities	22,217	7,185
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,638 shares issued and 10,097 shares outstanding at December 31, 2021; and 10,318 shares issued and 9,784 shares outstanding at December 31, 2020	106,971	100,356
Treasury stock, at cost: 541 shares at December 31, 2021 and 534 shares at December 31, 2020.	(5,364)	(5,267)
Accumulated other comprehensive income	—	—
Accumulated deficit	(57,434)	(47,347)
Total stockholders’ equity	44,173	47,742
Total liabilities and stockholders’ equity	$66,390	$54,927

See accompanying notes.

Airgain, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Sales	$64,273	$48,502
Cost of goods sold	39,666	25,917
Gross profit	24,607	22,585
Operating expenses:
Research and development	10,920	9,157
Sales and marketing	10,209	6,141
General and administrative	13,562	10,471
Change in fair value of contingent consideration	2,040	—
Total operating expenses	36,731	25,769
Loss from operations	(12,124)	(3,184)
Other expense (income):
Interest income, net	(26)	(197)
Other expense	38	19
Total other expense (income)	12	(178)
Loss before income taxes	(12,136)	(3,006)
Provision (benefit) for income taxes	(2,049)	273
Net loss	$(10,087)	$(3,279)
Net loss per share:
Basic	$(1.01)	$(0.34)
Diluted	$(1.01)	$(0.34)
Weighted average shares used in calculating loss per share:
Basic	10,019	9,714
Diluted	10,019	9,714

See accompanying notes.

Airgain, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2021	2020
Net loss	$(10,087)	$(3,279)
Unrealized loss on available-for-sale securities, net of deferred taxes	—	(8)
Comprehensive loss	$(10,087)	$(3,287)

See accompanying notes.

Airgain, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	For the Years Ended December 31,
	2021	2020
Total stockholders' equity, beginning balance	$47,742	$47,904

Common stock and additional paid-in capital:
Balance at beginning of period	100,356	96,623
Stock-based compensation	4,049	2,564
Replacement awards issued in relation to acquisition	40	—
Issuance of shares for stock purchase plan	2,526	1,169
Balance at end of period	106,971	100,356

Treasury stock:
Balance at beginning of period	(5,267)	(4,659)
Repurchases of common stock	(97)	(608)
Balance at end of period	(5,364)	(5,267)

Accumulated other comprehensive income (loss):
Balance at beginning of period	—	8
Unrealized loss on available-for-sale securities, net of deferred taxes	—	(8)
Balance at end of period	—	—

Accumulated deficit:
Balance at beginning of period	(47,347)	(44,068)
Net loss	(10,087)	(3,279)
Balance at end of period	(57,434)	(47,347)

Total stockholders' equity, ending balance	$44,173	$47,742

See accompanying notes.

Airgain, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,087)	$(3,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	546	463
Loss on disposal of property and equipment	21	11
Amortization of intangible assets	3,004	629
Amortization of premium on investments, net	—	64
Stock-based compensation	4,049	2,564
Change in fair value of contingent consideration	2,040	—
Deferred tax liability	(2,279)	6
Changes in operating assets and liabilities:
Trade accounts receivable	(4,848)	2,874
Inventory	(6,261)	177
Prepaid expenses and other current assets	371	(164)
Other assets	50	—
Accounts payable	1,817	(862)
Accrued compensation	(781)	163
Accrued liabilities and other	1,214	843
Lease liabilities	(26)	—
Deferred obligation under operating lease	—	215
Net cash provided by (used in) operating activities	(11,170)	3,704
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(14,185)	—
Purchases of available-for-sale securities	—	(753)
Maturities of available-for-sale securities	—	22,366
Purchases of property and equipment	(736)	(727)
Net cash provided by (used in) investing activities	(14,921)	20,886
Cash flows from financing activities:
Repurchases of common stock	(97)	(608)
Proceeds from issuance of common stock, net	2,526	1,169
Net cash provided by financing activities	2,429	561
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,662)	25,151
Cash, cash equivalents, and restricted cash; beginning of period	38,348	13,197
Cash, cash equivalents, and restricted cash; end of period	$14,686	$38,348

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$153	$164
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$3,199	$—
Leased liabilities recorded upon adoption of ASC 842	$3,519	$—
Accrual of property and equipment	$4	$2

Cash and cash equivalents and restricted cash	$14,511	$38,173
Restricted cash included in other assets	175	175
Total cash, cash equivalents, and restricted cash	$14,686	$38,348

See accompanying notes.

Airgain, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995, and reincorporated in the State of Delaware on August 17, 2016. The Company is a leading provider of advanced wireless connectivity solutions and technologies used to enable high performance wireless networking across a broad and increasing range of devices and markets, including consumer, enterprise, and automotive. The Company’s headquarters is in San Diego, California with office space and research, design, and test facilities in the United States, United Kingdom, China, and Taiwan.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All intercompany transactions and investments have been eliminated in consolidation.

Segment Information

The Company’s operations are located primarily in the United States and most of its assets are located in San Diego, California, Scottsdale, Arizona and Plymouth, Minnesota. The Company operates in one segment related to the sale of wireless connectivity solutions and technologies. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of intangible assets and valuation of contingent consideration related to the NimbeLink acquisition.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the current year financial statements including the reclassification of shipping and handling expenses from general and administrative expenses to sales and marketing expenses in the Company's consolidated statement of operations as well as reclassification of sales channel and geographic location in the disaggregated revenue disclosures in Note 18.

Note 2. Significant Accounting Policies

Cash Equivalents

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase.

Restricted Cash

As of December 31, 2021, the Company has $175,000 in cash on deposit to secure certain lease commitments. $40,000 of the restricted cash is short-term in nature and is recorded in prepaid expenses and other current assets and $135,000, which is restricted for more than twelve months, is recorded in other assets in the Company's consolidated balance sheet.

Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. The allowance for doubtful accounts was $0 as of December 31, 2021 and 2020.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of inventory which is held in third party contract manufacturing facilities. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying balance sheet. The Company also manufactures certain of its products at its facility located in Scottsdale, Arizona.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Provisions for excess and obsolete inventories, estimated based on product life cycles, quality issues, and historical experience, were $47,000 and $10,000 as of December 31, 2021 and 2020, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to fifteen years. The estimated useful lives for leasehold improvements are determined as either the estimated useful life of the asset or the lease term, whichever is shorter. Repairs and maintenance are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When assets are disposed of (or otherwise sold), the cost and related accumulated depreciation are removed from the accounts and any gain or loss on the disposal of property and equipment is classified as other expense (income) in the Company's consolidated statement of operations.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is not amortized but is tested for impairment annually using either a qualitative assessment, and / or quantitative assessment, which is based on comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded. The Company completes its goodwill impairment test as of December 1 each year or more frequently if it believes indicators of impairment exist. No impairment losses were recorded during the years ended December 31, 2021 and 2020.

Intangibles

The Company’s identifiable intangible assets are comprised of acquired market-related intangibles, developed technologies, customer relationships and non-compete agreements. The cost of the identifiable intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company periodically re-evaluates the original assumptions and estimated lives of long-lived assets and finite-lived intangible assets. Long-lived assets and finite-lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired the impairment recognized is equal to the amount by which the carrying value of the asset exceeds its fair value. No impairments were recorded during the year ended December 31, 2021 and 2020.

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

Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective method. The Company generates revenue mainly from the sale of wireless connectivity solutions and technologies. A portion of revenue is generated from service agreements and data subscription plans with certain customers. The revenue generated from service and data subscription plans is insignificant. The Company recognizes revenue to depict the transfer of control of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Control transfers to customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. Revenue from NimbeLink's data subscription plans is recognized over the period of the subscription.

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

For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue is recognized on a “point-in-time” basis when control has passed to the customer. The revenue from service contracts is recognized either at a "point-in-time" or “over time” based on the terms and conditions in the contract. Revenue from data subscription plans are recognized “over time”.

A portion of the Company's sales is made through distributors under agreements allowing for pricing credits and/or rights of return under certain circumstances. A reserve for potential rights of return from distributors of $109,000 was recorded as of December 31, 2021. No reserve for potential rights of return from distributors was recorded as of December 31, 2020.

The Company's contracts with customers do not typically include extended payment terms. Payment terms may vary by contract and type of customer and generally range from 30 to 90 days from delivery.

The Company provides assurance-type warranties on all product sales ranging from one to two years. The estimated warranty costs are accrued for at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. The Company has recorded a warranty reserve of $58,000 and $10,000 as of December 31, 2021 and December 31, 2020, respectively.

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

There were no contract assets at December 31, 2021 and 2020. As of December 31, 2021, and 2020, the Company recorded $79,000 and $19,000 of contract liabilities, respectively.

Shipping and Transportation Costs

Shipping and other transportation costs—expensed as incurred—were $444,000 and $166,000 for the years ended December 31, 2021 and 2020, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs—expensed as incurred—were $270,000 and $60,000 for the years ended December 31, 2021 and 2020, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

The assumptions used in the Black-Scholes option-pricing model are as follows:

•
Fair value of our common stock. The Company’s common stock is valued by reference to the publicly traded price of our common stock.
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

Fair Value Measurements

The carrying values of the Company’s financial instruments, including cash, trade accounts receivable, accounts payable, accrued liabilities and deferred purchase price obligations approximate their fair values due to the short maturity of these instruments.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as lease liabilities, representing a liability to make lease payments, and corresponding right-of-use assets representing its right to use the underlying asset. The Company adopted the new accounting standard using the modified retrospective transition option as of the effective date on January 1, 2021. The adoption of this standard had a material impact on the Company's consolidated balance sheets. The adoption did not have an impact on the Company's consolidated statements of operations. See Note 11 for disclosures related to the adoption of this standard.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In December 2019, the FASB issued ASU 2019-10, Effective Dates which updated the effective dates of adoption of ASU 2016-13 for Smaller Reporting Companies, for annual and interim periods in fiscal years beginning after December 15, 2022. Companies are required to adopt the standard using a modified retrospective adoption method. The Company continues to evaluate the impact of the standard on its financial statements.

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

Note 3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. The Company calculates diluted loss per common share using the treasury stock method.

The following table presents the computation of net loss per share (in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(10,087)	$(3,279)
Denominator:
Basic weighted average common shares outstanding	10,019	9,714
Diluted weighted average common shares outstanding	10,019	9,714
Net loss per share:
Basic	$(1.01)	$(0.34)
Diluted	$(1.01)	$(0.34)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	For the Years Ended December 31,
	2021	2020
Stock options and restricted stock	1,175	1,548
Warrants outstanding	—	51
Total common stock equivalent shares	1,175	1,599

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

Pursuant to the Purchase Agreement, at the closing on January 7, 2021, the Company acquired all of the outstanding stock of NimbeLink for an upfront cash purchase price of approximately $15.0 million, subject to working capital and other customary adjustments of $1.0 million and $0.7 million in deferred cash payments due to the Sellers fifteen months after the close of the transaction. In addition, NimbeLink’s former security holders may receive up to $8.0 million in contingent consideration due to the achievement of revenue targets in 2021. The Company also assumed unvested common stock options of continuing employees and service providers.

Acquisition Consideration

The following table summarizes the fair value of purchase consideration to acquire NimbeLink (in thousands):

Cash	15,991
Deferred payments(1)	728
Contingent consideration(2)	5,986
Replacement options(3)	40
Total purchase consideration	$22,745

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

Purchase Price Allocation

The following is an allocation of purchase price as of the closing date based upon an estimate of the fair value of the assets acquired and liabilities assumed by the Company in the acquisition (in thousands):

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

Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations and in doing so considered or relied in part upon reports of a third-party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets and inventory, and the portions of the purchase consideration expected to be paid to NimbeLink securityholders in the future, as described above. Certain NimbeLink securityholders that are employees are not required to remain employed in order to receive the deferred payments and contingent consideration; accordingly, the fair value of the deferred payments and contingent consideration have been accounted for as a portion of the purchase consideration.

Estimates of fair value require management to make significant estimates and assumptions. The Company recorded $2.0 million during the year ended December 31, 2021 to reflect the change in the fair value of the contingent consideration based on the actual revenue recognized during the year ended December 31, 2021. Contingent consideration and the holdback payment as of December 31, 2021, was $8.0 million and $0.7 million, respectively. The contingent consideration and holdback liabilities were recorded to deferred purchase price liabilities in other current liabilities in the Company's consolidated balance sheet. The change in the fair value of contingent consideration was recorded as a component of operating expenses in the consolidated statements of operations for the year ended December 31, 2021. The contingent consideration and holdback payment is expected to be paid in the second quarter of 2022.

The goodwill recognized is attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the operations of the NimbeLink business with the operations of the Company. Certain liabilities included in the purchase price allocations are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There have been no adjustments between the preliminary purchase price allocations reflected as of March 31, 2021 and the purchase price allocation reflected as of December 31, 2021.

The fair value of the customer relationships was determined using the multi-period excess earnings method (MPEEM). MPEEM estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. Future cash flows for contractual and non-contractual customers were estimated based on forecasted revenue and costs, taking into account the growth rates and contributory charges. The fair value of market-related intangible assets, developed technology, and in-process research and development (IPR&D) was determined using the Relief-from-Royalty method. The Relief-from-Royalty method is a specific application of the discounted-cash-flow method, which is a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions to estimate the hypothetical royalty rate include observable royalty rates, which are royalty rates in negotiated licenses and market-based royalty rates which are royalty rates found in available market data for licenses involving similar assets. Developed technology will begin amortizing immediately and IPR&D will begin amortizing upon the completion of each project. During the year ended December 31, 2021, all IPR&D projects were completed and transferred to developed technology, with a twelve-year estimated life. The fair value of non-compete intangible assets was estimated using the with-or-without method. The with-and-without method estimates the value of an intangible asset by quantifying the loss of economic profits under a hypothetical condition where only the subject intangible does not exist and needs to be re-created. Projected revenues, operating expenses and cash flows are calculated in each "with" and "without" scenario and the difference in the cash flow is discounted to present value. Inventory was valued at net realizable value. Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up of $0.4 million is included in the purchase price allocation above.

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

Supplemental proforma financial information

The following unaudited pro forma financial information presents the combined results of operations for each of the periods presented as if the NimbeLink acquisition had occurred at the beginning of 2020 (in thousands):

	For the Years Ended December 31,
	2021	2020
Net revenue - pro forma combined	$64,305	$60,994
Net loss - pro forma combined	(10,088)	(5,593)

The following adjustments were included in the unaudited pro forma combined net revenues (in thousands):

	For the Years Ended December 31,
	2021	2020
Net revenue	$64,273	$48,502
Add: Net revenue - acquired businesses	32	12,492
Net revenues - pro-forma combined	$64,305	$60,994

The following adjustments were included in the unaudited pro forma combined net income (loss) (in thousands):

	For the Years Ended December 31,
	2021	2020
Net income (loss)	$(10,087)	$(3,279)
Add: Results of operations of acquired business	(310)	291
Less: pro forma adjustments
Amortization of historical intangibles	—	92
Amortization of acquired intangibles	(38)	(2,407)
Inventory fair value adjustments	353	(353)
Interest income	(6)	—
Interest expense	—	63
Net loss - pro forma combined	$(10,088)	$(5,593)

The unaudited pro forma financial information has been adjusted to reflect the amortization expense for acquired intangibles, removal of historical intangible asset amortization and recognition of expense associated with the step-up of inventory.

The pro forma data is presented for illustrative purposes only, and the historical results of NimbeLink are based on its books and records prior to the acquisition, and is not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2020. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of the results of future operations of the combined business. The unaudited pro forma financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquired entity. Revenue generated from acquired NimbeLink products for the year ended December 31, 2021 was the main driver of the increase in revenue from the Enterprise market, as disclosed in Note 18. Net income of $0.7 million for the year ended December 31, 2021, related to NimbeLink, was included in the Company's consolidated statements of operations. The Company does not consider the revenue and net loss related to the acquired entity to be indicative of results of the acquisition due to integration activities since the acquisition date.

Also see Note 8, Goodwill and Intangible Assets for further information on goodwill and intangible assets related to the NimbeLink acquisition.

Note 5. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category as of December 31 (in thousands):

	December 31, 2021
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$3,702	$3,702	$3,702
Level 1:
Money market funds	10,809	10,809	10,809
Total	$14,511	$14,511	$14,511

	December 31, 2020
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$2,779	$2,779	$2,779
Level 1:
Money market funds	35,394	35,394	35,394
Total	$38,173	$38,173	$38,173

Note 6. Inventories

Inventories are comprised of the following as of December 31 (in thousands):

	December 31,	December 31,
	2021	2020
Raw materials	$7,955	$793
Finished goods	1,041	233
Reserves	(47)	(10)
Total Inventory	$8,949	$1,016

As of December 31, 2021, $3.8 million of raw materials and $0.4 million of finished goods inventories are on consignment at the Company's contract manufacturers. As of December 31, 2020, there was no consigned inventory at contract manufacturers.

Note 7. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their useful life or lease term. Property and equipment consist of the following at December 31(in thousands):

	December 31,	December 31,
	2021	2020
Computers and software	$657	$596
Furniture, fixtures, and equipment	398	400
Manufacturing and testing equipment	4,700	3,874
Construction in process	40	120
Leasehold improvements	932	932
Property and equipment, gross	6,727	5,922
Less accumulated depreciation	(4,029)	(3,545)
Property and equipment, net	$2,698	$2,377

Depreciation expense was $0.5 million for the years ended December 31, 2021 and 2020, respectively.

Note 8. Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

Goodwill as of December 31, 2020	$3,700
Changes in goodwill	7,145
Goodwill as of December 31, 2021	$10,845

There were no changes to goodwill during the year ended December 31, 2020. Cumulative goodwill impairments as of December 31, 2021 and 2020 were $0.

The following is a summary of the Company’s acquired intangible assets as of December 31 (dollars in thousands):

	December 31, 2021
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Market related intangibles	5	$1,820	$454	$1,366
Customer relationships	7	13,780	4,447	9,333
Developed technologies	11	4,380	908	3,472
Covenants to non-compete	2	115	57	58
Total intangible assets, net		$20,095	$5,866	$14,229

	December 31, 2020
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Market related intangibles	3	$120	$120	$—
Customer relationships	10	4,830	2,203	2,627
Developed technologies	9	1,080	539	541
Total intangible assets, net		$6,030	$2,862	$3,168

The estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors) (in thousands):

Estimated future amortization
2022	3,026
2023	2,969
2024	2,968
2025	2,958
2026	557
Thereafter	1,751
Total	$14,229

Amortization expense was $3.0 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

Note 9. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following as of December 31 (in thousands):

	December 31,	December 31,
	2021	2020
Accrued expenses	$1,277	$519
VAT payable	339	327
Accrued income taxes	258	182
Contract liabilities	79	19
Other current liabilities	880	140
Accrued liabilities and other	$2,833	$1,187

Note 10. Note Payable and Line of Credit

On January 7, 2021, as a result of the Nimbelink acquisition, the Company assumed a revolving line of credit (Line of Credit) with Choice Financial Group (Choice) whereby Choice had made available to the Company a secured credit facility of up to the lesser of (1) $1.5 million or (2) the sum of (a) 80% of the aggregate amount of third party accounts receivable balances, excluding progress billings, foreign receivables, accounts subject to dispute or setoff and doubtful accounts (Eligible Accounts) aged less than 90 days, net of 10% allowance, and (b) 25% of raw materials and finished goods, except those held at named contract manufacturer, after a 10% reserve for excess and obsolete inventory. Amounts borrowed under the Line of Credit bore interest at the prime rate plus 1%, payable monthly. The facility was secured by a commercial guarantee and a lien over the property of NimbeLink including inventory, equipment, accounts receivable, investments, deposit accounts, other rights to payment and performance and general intangibles. No amounts were borrowed under this facility during the year ended December 31, 2021 and in April 2021, the Company closed the Line of Credit with Choice.

Note 11. Leases

Operating leases

The Company adopted ASC 842 on January 1, 2021, using the effective date transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date. As a result of the adoption of ASC 842, the Company recognized right-of-use assets and lease liabilities of $3.2 million and $3.5 million, respectively, as of the January 1, 2021 effective date. There was no impact to opening retained earnings or to the consolidated statement of operations from the adoption of ASC 842.

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

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring at various years through 2025. The facility leases have original lease terms of two to seven years and contain options to extend the lease up to 5 years or terminate the lease. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2021, the weighted average discount rate for operating leases was 3.6% and the weighted average remaining lease term for operating leases was 3.7 years, respectively.

The Company has entered into various short-term operating leases primarily for test houses and office equipment, with an initial term of twelve months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related lease expense for these short-term leases was $0.1 million for the year ended December 31, 2021 and 2020 respectively. Total operating lease cost was $1.4 million and $1.2 million for the year ended December 31, 2021 and 2020, respectively.

Through the acquisition of NimbeLink, the Company assumed a lease, which was recorded as a right-of-use asset and lease liability of $0.4 million as of acquisition date. No other right-of-use assets were obtained in exchange for lease liabilities during the year ended December 31, 2021.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2021 (in thousands):

2022	$945
2023	855
2024	812
2025	673
Total minimum payments	3,285
Less imputed interest	(216)
Less unrealized translation gain	(7)
Total lease liabilities	3,062
Less short-term lease liabilities	(841)
Long-term lease liability	$2,221

Note 12. Treasury Stock

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

During the year ended December 31, 2021, the Company repurchased an aggregate of 7,200 shares of its common stock under the repurchase program for a total cost of $97,000. Since inception of the 2019 Program through December 31, 2021, the Company repurchased a total of approximately 170,000 shares for a total cost of $1.7 million. Since inception of the stock repurchase programs, including prior share repurchase programs, the Company has purchased a total of approximately 541,000 shares for a total cost of $5.4 million.

Note 13. Income Taxes

Income Taxes

The income tax provision (benefit) is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Current:
U.S. federal	$—	$—
State and local	12	(2)
Foreign	218	269
Total current provision	230	267
Deferred:
U.S. federal	(2,203)	10
State and local	(76)	(4)
Total deferred provision (benefit)	(2,279)	6
Total tax provision	$(2,049)	$273

Tax Rate Reconciliation

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2021 and 2020, respectively, are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Income taxes at statutory rates	$(2,549)	$(631)
State income tax, net of federal benefit	(64)	(6)
Permanent items	86	(20)
Equity based compensation	(364)	81
Change in fair value of contingent consideration	428	—
Federal research credits	(313)	(168)
Federal return to provision	73	(136)
Foreign taxes	218	269
Other	74	29
Change in federal valuation allowance	362	855
	$(2,049)	$273

Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$7,247	$4,741
Research and AMT credits	3,365	2,664
Stock based compensation	1,360	733
Lease liability	746	—
Accrued and other	506	928
	13,224	9,066
Less valuation allowance	(9,452)	(8,520)
Deferred tax assets, net of allowance	3,772	546
Deferred tax liabilities:
Fixed assets	(449)	(344)
Goodwill	(349)	(260)
Right-of-use asset	(676)	—
Intangible asset	(2,407)	—
Deferred tax liabilities	(3,881)	(604)
Total deferred tax liabilities	$(109)	$(58)

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $9.5 million as of December 31, 2021 as it does not believe it is more likely than not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $0.9 million during the year ended December 31, 2021.

At December 31, 2021 the Company had federal and state tax loss carryforwards of approximately $29.9 million, and $11.0 million, respectively. The federal loss generated post 2018 of $9.9 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The remaining federal and state net operating loss carryforwards begin to expire in 2022 and 2028, respectively, if unused.

At December 31, 2021 the Company had federal and state tax credit carryforwards of approximately $1.8 million, and $1.6 million, respectively, after reduction for uncertain tax positions. The federal credits will begin to expire in 2026, if unused, and the state credits carryforwards indefinitely.

The Internal Revenue Code (IRC) Sections 382 and 383 limit annual use of NOL and research and development credit. In 2021, the Company completed an ownership change analysis pursuant to IRC Section 382 through taxable year ended December 31, 2020, in which the Company determined that the Company had undergone an ownership change on June 30, 2017. While the Company's NOLs and tax credit carryforwards generated prior to June 30, 2017 are subject to an annual limitation pursuant to Sections 382 and 383 of the Code, the NOLs are fully available by December 31, 2020 and the Company does not anticipate a go forward limitation on the Company's NOL carryforwards. The Company's use of federal and state NOLs and tax credit carryforwards could be limited further by ownership changes that occur, or may have occurred, after December 31, 2020. In addition, the ownership change analysis completed through December 31, 2020 did not include a historical change ownership analysis for NimbeLink prior to its acquisition by the Company. Ownership changes occurring for NimbeLink, prior to acquisition by the Company, could subject approximately $3 million of NimbeLink's federal NOLs to a limitation.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31 (in thousands):

	2021	2020
Beginning unrecognized tax benefits	$879	$765
Gross increases - tax positions in prior period	178	36
Gross increases - current year tax positions	123	78
Purchase accounting	37	—
Ending unrecognized tax benefits	$1,217	$879

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, $129,000 of these amounts would impact company’s effective tax rate. The Company does not foresee material changes to its uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has an accrual for interest or penalties of $0.1 million on the Company’s balance sheets as of December 31, 2021 and 2020. The Company has recognized interest and/or penalties of $0 in the Statement of Operations for each of the years ended December 31, 2021 and 2020, respectively.

Due to the existence of federal and state net operating loss and credit carryovers, the Company’s tax years that remain open and subject to examination by tax jurisdiction are years 2000 and forward for federal and years 2006 and forward for the state of California.

Note 14. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Inventive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards. 300,000 shares were initially reserved under the Inducement Plan. In January 2021, in connection with the NimbeLink acquisition, the Company assumed the NimbeLink Corp 2016 Stock Incentive Plan and stock options to purchase approximately 23,000 shares of common stock issuable thereunder.

The following common stock is reserved for future issuance at December 31(1) (in thousands):

	December 31,	December 31,
	2021	2020
Warrants issued and outstanding	—	51
Stock option awards issued and outstanding	2,000	1,760
Authorized for grants under the 2016 Equity Incentive Plan(2)	332	357
Authorized for grants under the Inducement Plan(3)	81	—
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	326	256
	2,739	2,424
(1)
Treasury stock of 541,000 and 534,000 shares as of December 31, 2021 and 2020, respectively, are excluded from the table above.
(2)
On January 1, 2021, the number of authorized shares in the 2016 Plan increased by 391,000 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.
(3)
On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan; 225,500 shares were issued under the Inducement Plan during the year ended December 31, 2021
(4)
On January 1, 2021, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 98,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 15. Stock Based Compensation

Stock Options

In August 2016, the Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors, and consultants. As of December 31, 2021, 332,000 shares are available for issuance under the 2016 Plan.

The vesting period for stock options granted to employees is generally one to four years. All stock options granted under the 2016 Plan have a maximum contractual term of ten years.

Commencing in 2019, each non-employee member of the board of directors will receive an annual award on the first trading day in February a number of stock options having a value of $30,000 (with the award to the chairperson of the board of directors having a value of $45,000), (calculated as of the date of grant in accordance with the Black-Scholes option pricing model).

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average assumptions for grants during the years ended December 31, 2021 and 2020, are provided in the following table:

	December 31,	December 31,
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	52.4%	44.1%
Expected term (years)	5.6	5.8
Risk-free interest rate	0.7%	1.5%

A summary of the Company’s stock option activity is as follows (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)
Balance at December 31, 2020	1,760	$10.07	7.6
Granted	601	20.67
Exercised	(226)	11.11
Expired/Forfeited	(135)	15.09
Balance at December 31, 2021	2,000	12.79	7.3

Vested and exercisable at December 31, 2021	1,139	9.56	6.3
Vested and expected to vest at December 31, 2021	2,000	12.79	7.3

During the year ended December 31, 2021, the Company received proceeds of $2.5 million from the exercise of options with an intrinsic value of $2.4 million. During the year ended December 31, 2020, the Company received proceeds of $1.0 million from the exercise of options with an intrinsic value of $0.6 million.

The weighted average grant-date fair values of options granted during the years ended December 31, 2021 and 2020, were $9.86 and $4.30, respectively. For stock options vested and expected to vest, the aggregate intrinsic value as of December 31, 2021 and December 31, 2020 was $2.2 million and $13.6 million respectively. The grant date fair value of shares vested during the years ended December 31, 2021 and 2020, was $1.9 million and $2.0 million, respectively.

At December 31, 2021 and 2020, there was $5.5 million and $3.0 million, respectively, of total unrecognized compensation cost related to unvested stock options granted under the plans. That cost is expected to be recognized over the next 2.5 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2020	202	$10.51
Grants	258	20.64
Vested and released	(62)	10.50
Forfeited	(65)	14.63
Balance at December 31, 2021	333	17.55

Commencing in 2019, each non-employee member of the board of directors receives, on the first trading day in February of each year, such number of restricted stock units as is determined by dividing (a) $30,000 (with the award to the chairperson of the board of directors having a value of $45,000) by (b) the 30-day trailing average share price.

During the year ended December 31, 2021, 10,500 restricted stock units with an average fair value of $22.51 per share were issued to the members of the Company’s board of directors of which 2,500 shares vest equally after each anniversary over a three-year period and the remaining options vesting on the first anniversary of the grant date. 247,200 restricted stock units with an average fair value of $20.56 per share were issued to employees which vest equally after each of the annual anniversaries over a four-year period. During the year ended December 31, 2020, 16,200 restricted stock units with a fair value of $9.35 per share were issued to members of the Company’s board of directors which shares vest on the first anniversary of the grant date, and 135,000 restricted stock units with a fair value of $10.26 per share were issued to employees which shares vest equally after each of the annual anniversaries, on March 1 of the respective year, over a four-year period.

As of December 31, 2021, there was $4.4 million of total unrecognized stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.

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

During the year ended December 31, 2021, the Company received proceeds of $0.3 million from the issuance of 27,300 shares and during the year ended December 31, 2020, proceeds of $0.2 million from the issuance of 27,000 shares under the ESPP.

Stock-based compensation expense

The stock-based compensation is reflected in the statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Cost of goods sold	$3	$2
Research and development	777	548
Sales and marketing	919	390
General and administrative	2,350	1,624
Total stock-based compensation expense	$4,049	$2,564

Note 16. Commitments and Contingencies

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

Supply Agreement

In September 2020, the Company entered into a supply agreement with a vendor to purchase up to $2.0 million of inventory during the initial term of the agreement through December 31, 2022. As of December 31, 2021, the commitment was fulfilled and $2.0 million was paid.

Employment Agreements

On February 18, 2021, the Company entered into an amended and restated employment agreement with Morad Sbahi in connection with his promotion to Senior Vice President, Global Product and Marketing. The amended and restated employment agreement provides for an indefinite term and for at-will employment. Pursuant to the employment agreement, in the event the Company terminates Mr. Sbahi's employment without cause or he resigns for good reason, he is entitled to a lump sum cash payment in an amount equal to twelve months of his base salary plus his target bonus (prorated for the portion of the calendar year during which such termination occurs) and continuation of health benefits at the Company's expense for a period of twelve months following the date of termination.

On April 19, 2021, the Company entered into an employment agreement with Dr. Ali Sadri, the Company’s Senior Vice President, Engineering. The employment agreement provides for an indefinite term and for at-will employment. Pursuant to the employment agreement, in the event the Company terminates Mr. Sadri's employment without cause or he resigns for good reason, he is entitled to a lump sum cash payment in an amount equal to twelve months of his base salary plus his target bonus (prorated for the portion of the calendar year during which such termination occurs) and continuation of health benefits at the Company's expense for a period of twelve months following the date of termination.

Note 17. Customer and Geographic Information

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the years ended December 31, 2021 and 2020;

	For the Years Ended December 31,
	2021	2020
Customer A	19%	34%
Customer B	16%	7%
Customer C	12%	12%

The following represents customers that accounted for 10% or more of total accounts receivable as of December 31, 2021 and 2020;

	As of December, 31
	2021	2020
Customer A	29%	17%
Customer B	11%	0%
Customer C	7%	23%
Customer D	2%	13%

Concentration of Purchases

During the year ended December 31, 2021, the Company’s products were primarily manufactured by three contract manufacturers with locations in China, one in Vietnam, one in Minnesota and by the Company’s Arizona facility.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region are as follows:

	As of December, 31
	2021	2020
North America	$2,288	$1,936
Asia Pacific (APAC)	217	249
Europe, Middle East and Africa (EMEA)	193	192
Property and equipment, net	$2,698	$2,377

Note 18. Disaggregated Revenues

Disaggregated revenues for the years ended December 31 are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
By Sales Channel:
Distributors and resellers	$38,833	$27,356
OEM/ODM/Contract manufacturer	9,218	16,020
Other	16,222	5,126
Total sales	$64,273	$48,502

By Market Group:
Consumer	$26,275	$37,129
Enterprise	27,379	3,910
Automotive	10,619	7,463
Total sales	$64,273	$48,502

By Geography:
China (including Hong Kong and Taiwan)	$27,381	$35,173
North America	34,301	10,044
Rest of the world	2,591	3,285
Total sales	$64,273	$48,502

Enterprise revenue for year ended December 31, 2021, is primarily comprised of revenue generated from the sale of industrial Internet of Things products that were acquired through the NimbeLink acquisition. Revenue generated from the United States was $33.6 million and $9.6 million for the year ended December 31, 2021 and 2020, respectively.

Note 19. Employee Benefit Plan

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first 90 days of their employment. Under this plan, employees may elect to contribute up to 20% of their annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company matches 100% of the employee’s elective deferrals up to 4% of their annual compensation. The Company may make discretionary contributions to the 401(k) plan, but there were no discretionary contributions during the year ended December 31, 2021. The Company’s contribution expense was $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Note 20. Subsequent Events

CFO transition

On February 8, 2022, the Company announced the resignation of its Chief Financial Officer and Secretary effective at the end of the day on March 1, 2022.

Revolving Line of Credit

On February 18, 2022 (the “Effective Date”), the Company and its subsidiary, NimbeLink Corp (together the “Borrowers”), entered into a loan and security agreement (the Loan Agreement) with Silicon Valley Bank (SVB), pursuant to which the Borrowers have a revolving line of credit (the Revolving Line of Credit) for $4.0 million. The Revolving Line of Credit allows for a maximum advance of 80% of the aggregate face amount of eligible receivables and bears interest at an interest rate of WSJ prime plus 1.75%. SVB has a first security interest in all of the Borrowers' assets, excluding intellectual property, for which SVB has a negative pledge. The Revolving Line of Credit will mature on February 18, 2023.

Arizona facility shut down

In February 2022, the Company determined to move of its in-house manufacturing operations to external contract manufacturers. As a result, the Company will shut down its Arizona manufacturing operations where aftermarket fleet and AirgainConnect products are produced. The shut down of the operations in Arizona is expected to be completed in the second quarter of 2022. The Company estimates that it will incur total aggregate charges of approximately $20,000, mostly related to severance and related costs. The Company does not expect to incur lease exit costs as the lease terminates in April 2022. The Company expects that most of these charges will be cash expenditures and expects to recognize most of these charges in the first quarter of 2022.

Potential product warranty claims

In January 2022, the Company was notified of a potential product warranty claim. The Company is currently in the early stages of evaluating the claim and has not yet identified the root cause of the issue. A loss is reasonably possible, however, the Company cannot reasonably estimate the impact of the potential loss at the date of filing.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen stock certificate evidencing the shares of common stock

4.2(3)	Form of Warrant issued to Northland Securities, Inc. in connection with the Registrant’s initial public offering

4.3	Description of Registered Securities

10.1(5)	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant

10.2(3)	Form of Indemnity Agreement for Directors and Officers

10.3#(5)	Airgain, Inc. 2003 Equity Incentive Plan

10.4#(5)	Form of Stock Option Agreement under the Airgain, Inc. 2003 Equity Incentive Plan

10.5#(5)	Airgain, Inc. 2013 Equity Incentive Plan

10.6#(5)	Form of Stock Option Grant Notice and Stock Option Agreement under the Airgain, Inc. 2013 Equity Incentive Plan

10.7#(3)	Airgain, Inc. 2016 Incentive Award Plan

10.8#(4)	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.9#(6)	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.10#(3)	Airgain, Inc. 2016 Employee Stock Purchase Plan

10.11#	Second Amended and Restated Employment Agreement, dated April 27, 2020, by and between Jacob Suen and the Registrant

10.12(7)	Asset Purchase Agreement, dated as of April 7, 2017, by and between the Registrant and MCA Financial Group, Inc. acting as the appointed received for Antenna Plus, LLC.

10.13#(4)	Employment Agreement, dated January 13, 2020, by and between David Lyle and the Registrant

10.14(9)	First Amendment to Office Lease, dated February 13, 2020, by and between Kilroy Realty, L.P. and the Registrant

10.15(10)†	Stock Purchase Agreement, dated January 7, 2021, by and among Airgain, Inc, NimbeLink Corp., the sellers set forth therein, and Scott Schwalbe in his capacity as seller representative

10.16#(11)	Non-Employee Director Compensation Program and Stock Ownership Guidelines (as amended and restated effective November 19, 2020)

10.17#(11)	Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.18#(11)	Form of Stock Option Agreement under the 2021 Employment Inducement Incentive Award Plan

10.19#(12)	NimbeLink Corp. 2016 Stock Incentive Plan

10.20#(12)	Form of Stock Option Agreement under the NimbeLink Corp. 2016 Stock Incentive Plan

10.21#(13)	Employment agreement effective as of February 18, 2021 between Airgain Inc. and Morad Sbahi

10.22#	Severance agreement effective as of April 20, 2021 between Airgain, Inc. and Ali Sadri

10.23(14)	Loan and Security Agreement with Silicon Valley Bank dated as of February 18, 2022 between Silicon Valley Bank and Airgain, Inc. and NimbeLink Corp, as borrowers

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2016.
(2)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021.
(3)
Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-212542) filed with the SEC on July 29, 2016.
(4)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020
(5)
Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-212542) filed with the SEC on July 15, 2016.
(6)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019
(7)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017.

(8)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2019.
(9)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020.
(10)
Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2021.
(11)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 19, 2021.
(12)
Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on March 3, 2021.

(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 6,

2021.

(14) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 23,

2022.

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

Date: March 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Suen Jacob Suen	Chief Executive Officer, President and Director (Principal Executive Officer)	March 21, 2022

/s/ David B. Lyle David B. Lyle	Principal Financial and Accounting Officer	March 21, 2022

/s/ James K. Sims James K. Sims	Chairman	March 21, 2022

/s/ Kiva A. Allgood Kiva A. Allgood	Director	March 21, 2022

/s/ Tzau-Jin Chung Tzau-Jin Chung	Director	March 21, 2022

/s/ Joan H. Gillman Joan H. Gillman	Director	March 21, 2022

/s/ Thomas A. Munro Thomas A. Munro	Director	March 21, 2022

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	March 21, 2022