Form 10-Q
period 2022-03-31
AIRGAIN INC
filed 2022-05-10
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 6, 2022, the registrant had 10,189,236 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,655	$14,511
Trade accounts receivable, net	8,179	10,757
Inventory	8,719	8,949
Prepaid expenses and other current assets	1,447	1,272
Total current assets	37,000	35,489
Property and equipment, net	2,647	2,698
Leased right-of-use assets	2,686	2,777
Goodwill	10,845	10,845
Intangible assets, net	13,472	14,229
Other assets	345	352
Total assets	$66,995	$66,390
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,043	$5,474
Accrued compensation	1,468	2,013
Accrued liabilities and other	3,776	2,833
Short-term lease liabilities	844	841
Deferred purchase price liabilities	8,726	8,726
Total current liabilities	21,857	19,887
Deferred tax liability	117	109
Long-term lease liabilities	2,198	2,221
Total liabilities	24,172	22,217
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,730 shares issued and 10,189 shares outstanding at March 31, 2022; and 10,638 shares issued and 10,097 shares outstanding at December 31, 2021	108,142	106,971
Treasury stock, at cost; 541 shares at March 31, 2022 and December 31, 2021.	(5,364)	(5,364)
Accumulated deficit	(59,955)	(57,434)
Total stockholders’ equity	42,823	44,173
Total liabilities and stockholders’ equity	$66,995	$66,390

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Sales	$17,522	$17,377
Cost of goods sold	10,366	10,480
Gross profit	7,156	6,897
Operating expenses:
Research and development	3,242	2,706
Sales and marketing	2,855	2,439
General and administrative	3,485	3,633
Total operating expenses	9,582	8,778
Loss from operations	(2,426)	(1,881)
Other (income) expense:
Interest income, net	—	(8)
Other expense	10	7
Total other (income) expense	10	(1)
Loss before income taxes	(2,436)	(1,880)
Provision (benefit) for income taxes	85	(2,117)
Net income (loss)	$(2,521)	$237
Net income (loss) per share:
Basic	$(0.25)	$0.02
Diluted	$(0.25)	$0.02
Weighted average shares used in calculating income (loss) per share:
Basic	10,130	9,869
Diluted	10,130	10,839

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net income (loss)	$(2,521)	$237
Unrealized gain (loss) on available-for-sale securities, net of deferred taxes	—	—
Comprehensive income (loss)	$(2,521)	$237

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Total stockholders' equity, beginning balance	$44,173	$47,742

Common stock and additional paid-in capital:
Balance at beginning of period	106,971	100,356
Stock-based compensation	1,051	928
Replacement awards issued in relation to acquisition	—	40
Issuance of shares for stock purchase plan	120	1,451
Balance at end of period	108,142	102,775

Treasury stock:
Balance at beginning of period	(5,364)	(5,267)
Repurchases of common stock	—	—
Balance at end of period	(5,364)	(5,267)

Accumulated deficit:
Balance at beginning of period	(57,434)	(47,347)
Net income (loss)	(2,521)	237
Balance at end of period	(59,955)	(47,110)

Total stockholders' equity, ending balance	$42,823	$50,398

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,521)	$237
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	168	131
Impairment of fixed assets	8	—
Amortization of intangible assets	757	716
Stock-based compensation	1,241	928
Deferred tax liability	8	(2,302)
Changes in operating assets and liabilities:
Trade accounts receivable	2,578	(3,944)
Inventory	230	278
Prepaid expenses and other current assets	(175)	(451)
Other assets	7	27
Accounts payable	1,572	1,179
Accrued compensation	(735)	(1,263)
Accrued liabilities and other	943	527
Lease liabilities	71	17
Net cash provided by (used in) operating activities	4,152	(3,920)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(14,185)
Purchases of property and equipment	(128)	(61)
Net cash used in investing activities	(128)	(14,246)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	120	1,451
Net cash provided by financing activities	120	1,451
Net increase (decrease) in cash, cash equivalents and restricted cash	4,144	(16,715)
Cash, cash equivalents, and restricted cash; beginning of period	14,686	38,348
Cash, cash equivalents, and restricted cash; end of period	$18,830	$21,633

Supplemental disclosure of cash flow information:
Taxes paid	$—	$38
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$—	$3,199
Leased liabilities recorded upon adoption of ASC 842	$—	$3,519
Operating lease liabilities resulting from right-of-use assets	$197	$—
Accrual of property and equipment	$—	$13

Cash and cash equivalents	$18,655	$21,458
Restricted cash included in current and other assets	175	175
Total cash, cash equivalents, and restricted cash	$18,830	$21,633

See accompanying notes.

Airgain, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. (the Company) was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 17, 2016. The Company is a leading provider of advanced wireless connectivity solutions and technologies used to enable high performance networking across a broad range of devices and markets, including consumer, enterprise, and automotive. The Company’s headquarters is in San Diego, California.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, from which the balance sheet information herein was derived. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and investments have been eliminated in consolidation.

Segment Information

The Company’s operations are located primarily in the United States and most of its assets are located in San Diego, California, and Plymouth, Minnesota.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the current year financial statements including the reclassification of sales and marketing expenses in the Company's consolidated statement of operations as well as reclassification of sales channel and geographic location in the disaggregated revenue disclosures in Note 18.

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2022, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Restricted Cash

As of March 31, 2022 and December 31, 2021, the Company had $175,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $135,000, of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. No allowance for doubtful accounts was recorded as of March 31, 2022 and December 31, 2021.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of inventory which is held in third party contract manufacturing facilities. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying consolidated balance sheets. In February 2022, the Company announced that it was closing its facility located in Scottsdale, Arizona where certain of its products were previously manufactured.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Provisions for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $224,000 and $47,000 as of March 31, 2022, and December 31, 2021, respectively.

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

Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method. The Company generates revenue mainly from the sale of wireless connectivity solutions and technologies. A portion of revenue is generated from service agreements and data subscription plans with certain customers. The revenue generated from service agreements and data subscription plans is insignificant. The Company recognizes revenue to depict the transfer of control of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Control transfers to customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. Revenue from NimbeLink's data subscription plans is recognized over the period of the subscription.

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

The Company offers return rights and/or pricing credits under certain circumstances. A reserve for potential rights of return of $168,000 and $109,000 was recorded as of March 31, 2022 and December 31, 2021, respectively.

The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract and type of customer and generally range from 30 to 90 days from delivery.

The Company provides assurance-type warranties on all product sales ranging from one to two years. The estimated warranty costs are accrued for at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. The Company has recorded a warranty reserve of $205,000 as of March 31, 2022 and $58,000 as of December 31, 2021.

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

There were no contract assets as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company recorded $133,000 and $79,000 of contract liabilities, respectively.

Shipping and Transportation Costs

Shipping and other transportation costs—expensed as incurred—were $158,000 and $39,000 for the three months ended March 31, 2022 and 2021, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

In April 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification.The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding for the period. Diluted net income per share is calculated by dividing net income by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. The Company calculates diluted net income per common share using the treasury stock method.

The following table presents the computation of net income (loss) per share (in thousands except per share data):

	Three months ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(2,521)	$237
Denominator:
Basic weighted average common shares outstanding	10,130	9,869
Plus dilutive effect of potential common shares	—	970
Diluted weighted average common shares outstanding	10,130	10,839
Net income (loss) per share:
Basic	$(0.25)	$0.02
Diluted	$(0.25)	$0.02

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2022	2021
Stock options and restricted stock	1,960	371

Note 4. Business Combinations

On January 7, 2021, the Company entered into a Stock Purchase Agreement, by and among the Company, NimbeLink Corp., the sellers set forth therein (the Sellers) and Scott Schwalbe in his capacity as seller representative (the Purchase Agreement). NimbeLink is an industrial Internet of Things (IoT) company focused on the design, development and delivery of edge-based cellular connectivity solutions for enterprise customers. The acquisition of NimbeLink supports the Company's transition toward becoming a more system-level company and will play an important role in the Company's overall growth strategy to broaden market diversification, especially within the industrial IoT space.

Pursuant to the Purchase Agreement, at the closing on January 7, 2021, the Company acquired all of the outstanding stock of NimbeLink for an upfront cash purchase price of approximately $15.0 million, subject to working capital and other customary adjustments of $1.0 million and $0.7 million in deferred cash payments due to the Sellers fifteen months after the close of the transaction. In addition, NimbeLink’s former security holders are entitled to receive $8.0 million in contingent consideration, due to achieving certain revenue targets in 2021. The Company assumed unvested common stock options of continuing employees and service providers.

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
Finite-lived intangible assets:
Market-related intangibles	5	$1,700
Customer relationships	5	8,950
Developed technology	12	2,600
Covenants to non-compete	2	115
Indefinite-lived intangible assets:
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

Estimates of fair value require management to make significant estimates and assumptions. Contingent consideration payable as of March 31, 2022 and December 31, 2021, was $8.0 million. The contingent consideration balance was recorded to deferred purchase price liabilities in other current liabilities in the Company's condensed consolidated balance sheet. The contingent consideration of $8.0 million and deferred payment of $0.6 million were paid in April 2022.

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

The fair value of the customer relationships was determined using the multi-period excess earnings method (MPEEM). MPEEM estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset and discounting those cash flows to the present. Future cash flows for contractual and non-contractual customers were estimated based on forecasted revenue and costs, taking into account the growth rates and contributory charges. The fair value of market-related intangible assets, developed technology, and in-process research and development (IPR&D) was determined using the Relief-from-Royalty method. The Relief-from-Royalty method is a specific application of the discounted-cash-flow method, which is a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions to estimate the hypothetical royalty rate include observable royalty rates, which are royalty rates in negotiated licenses and market-based royalty rates which are royalty rates found in available market data for licenses involving similar assets. Developed technology will begin amortizing immediately and IPR&D will begin amortizing upon the completion of each project. During the three months ended March 31, 2021, all IPR&D projects were completed and transferred to developed technology, with a twelve-year estimated life. The fair value of non-compete intangible assets was estimated using the with-and-without method. The with-and-without method estimates the value of an intangible asset by quantifying the loss of economic profits under a hypothetical condition where only the subject intangible does not exist and needs to be re-created. Projected revenues, operating expenses and cash flows are calculated in each "with" and "without" scenario and the difference in the cash flow is discounted to present value. Inventory was valued at net realizable value. Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up of $0.4 million is included in the purchase price allocation above.

The Company assumed liabilities in the acquisition which primarily consist of accrued employee compensation and certain operating liabilities. The liabilities assumed in these acquisitions are included in the respective purchase price allocations above.

Goodwill recorded in connection with the NimbeLink acquisition was $7.1 million. The Company does not expect to deduct any of the acquired goodwill for tax purposes. Also see Note 8, Intangible Assets for further information on intangible assets related to the NimbeLink acquisition.

Note 5. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$9,295	$9,295	$9,295
Level 1:
Money market funds	9,360	9,360	9,360
Total	$18,655	$18,655	$18,655

	December 31, 2021
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$3,702	$3,702	$3,702
Level 1:
Money market funds	10,809	10,809	10,809
Total	$14,511	$14,511	$14,511

Note 6. Inventory

Inventories are comprised of the following as of March 31, 2022 and December 31, 2021(in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$6,544	$7,955
Finished goods	2,399	1,041
Reserves	(224)	(47)
Total Inventory	$8,719	$8,949

As of March 31, 2022 and December 31, 2021, $5.7 million and $3.8 of raw materials, respectively, and $0.7 million and $0.4 million of finished goods inventories, respectively, are on consignment at the Company's contract manufacturers.

Note 7. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Computers and software	$637	$657
Furniture, fixtures, and equipment	411	398
Manufacturing and testing equipment	4,756	4,700
Construction in process	40	40
Leasehold improvements	979	932
Property and equipment, gross	6,823	6,727
Less accumulated depreciation	(4,176)	(4,029)
Property and equipment, net	$2,647	$2,698

Depreciation expense was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Note 8. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	March 31, 2022
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$540	$1,280
Customer relationships	7	13,780	5,015	8,765
Developed technologies	11	4,380	997	3,383
Covenants to non-compete	2	115	71	44
Total intangible assets, net		$20,095	$6,623	$13,472

	December 31, 2021
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$454	$1,366
Customer relationships	7	13,780	4,447	9,333
Developed technologies	11	4,380	908	3,472
Covenants to non-compete	2	115	57	58
Total intangible assets, net		$20,095	$5,866	$14,229

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2022 (remaining nine months)	$2,269
2023	2,969
2024	2,968
2025	2,958
2026	557
Thereafter	1,751
Total	$13,472

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.8 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Note 9. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Advanced payments from contract manufacturer	$1,648	$682
Accrued expenses	642	1,277
VAT payable	339	339
Accrued income taxes	318	258
Contract liabilities	133	79
Other current liabilities	696	198
Accrued liabilities and other	$3,776	$2,833

Note 10. Notes Payable and Line of Credit

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

On February 18, 2022, the Company and its subsidiary NimbeLink entered into a loan and security agreement with Silicon Valley Bank, providing a revolving line of credit for $4.0 million. The line of credit will only allow for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bears an interest rate of WSJ prime (currently 3.5%) plus 1.75% and matures in February 2023. The lender has a first security interest in all of the Company's and NimbeLink’s assets, excluding intellectual property, for which the lender has received a negative pledge and includes certain financial and non-financial covenants. The Company is required to pay monthly interest and paid an annual commitment fee of $15,000 upon signing. As of March 31, 2022, there was no balance owed on the line of credit.

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

Operating lease arrangements primarily consist of office, warehouse, and test house leases expiring at various years through 2025. The facility leases have original lease terms of two to seven years and contain options to extend the lease up to 5 years or terminate the lease. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 3.7% and 3.6%, respectively, and the weighted average remaining lease term for operating leases was 3.4 years and 3.7 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related lease expense for these short-term leases was $48,600 and $20,400 for the three months ended March 31, 2022 and 2021, respectively. Total operating lease cost was for $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of March 31, 2022 (in thousands):

2022 (remaining nine months)	$737
2023	935
2024	894
2025	687
Total minimum payments	3,253
Less imputed interest	(206)
Less unrealized translation gain	(5)
Total lease liabilities	3,042
Less short-term lease liabilities	(844)
Long-term lease liability	$2,198

Note 12. Treasury Stock

In 2019 the Company’s Board of Directors (the Board) approved a share repurchase program (the "Program") pursuant to which the Company could purchase up to $7.0 million of shares of its common stock. The repurchases under the Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. The Program expired in September 2021.

Note 13. Income Taxes

The Company’s effective income tax rate was (3.3)% and 112.6% for the three months ended March 31, 2022 and 2021, respectively. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2022, was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance. The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2021, was primarily related to the release of the valuation allowance attributable to the acquisition of NimbeLink.

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

The following table presents common stock reserved for future issuance(1) (in thousands):

	March 31, 2022	December 31, 2021
Stock option awards issued and outstanding	2,175	2,000
Authorized for grants under the 2016 Equity Incentive Plan(2)	491	332
Authorized for grants under the Inducement Plan(3)	47	81
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	395	326
	3,108	2,739

(1) The table above excludes 541,000 treasury stock shares as of March 31, 2022, and December 31, 2021.

(2) On January 1, 2022, the number of authorized shares in the 2016 Plan increased by 404,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan; 38,000 shares were issued under the Inducement Plan during the three months ended March 31, 2022.

(4) On January 1, 2022, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 15. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cost of goods sold	$13	$1
Research and development	267	204
Sales and marketing	287	215
General and administrative	674	508
Total stock-based compensation expense	$1,241	$928

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)
Balance at December 31, 2021	2,000	$12.79	7.3
Granted	282	9.28
Exercised	(1)	1.90
Expired/Forfeited	(106)	14.66
Balance at March 31, 2022	2,175	12.25	7.1

Vested and exercisable at March 31, 2022	1,298	10.92	5.9
Vested and expected to vest at March 31, 2022	2,175	12.25	7.1

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 and year ended December 31, 2021, was $4.86 and $9.86, respectively. For stock options vested and expected to vest, the aggregate intrinsic value as of March 31, 2022 and December 31, 2021, was $1.0 million and $2.2 million, respectively.

At March 31, 2022, there was $5.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.7 years.

Restricted Stock

The following table summarizes the Company's restricted stock unit activity during the period indicated (shares in thousands):

	Restricted stock unit shares	Weighted average grant date fair value
Balance at December 31, 2021	333	$17.55
Grants	138	9.02
Vested and released	(73)	17.76
Forfeited	(41)	16.35
Balance at March 31, 2022	357	14.33

As of March 31, 2022 there was $4.6 million of total unrecognized compensation cost related to unvested restricted stock units having a weighted average remaining contractual term of 2.0 years.

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

During the three months ended March 31, 2022, the Company received $0.2 million from the issuance of 31,170 shares under the ESPP.

Note 16. Commitments and Contingencies

Arizona facility shut down

In February 2022, the Company initiated moving its in-house manufacturing operations to external contract manufacturers and shutting down its Arizona manufacturing operations where aftermarket fleet and AirgainConnect products were produced. The Company accrued $10,500 related to severance paid out in March and April 2022. The Company does not expect to incur lease exit costs as the lease expires in April 2022.

Potential product warranty claims

In January 2022, the Company was notified of a potential product warranty claim. The Company was able to identify the root cause of the claim, as well as the needed enhancement to the product. As of March 31, 2022, the Company reserved approximately $109,000 in warranty expense.

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

Note 17. Concentration of Credit Risk

(a) Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue during the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Customer A	17%	14%
Customer B	15%	15%
Customer C	12%	25%
Customer D	12%	1%

The following represents customers that accounted for 10% or more of total trade accounts receivable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Customer A	16%	29%
Customer B	14%	2%
Customer C	12%	3%
Customer D	4%	11%

(b) Concentration of Purchases

During the three months ended March 31, 2022, the Company’s products were primarily manufactured by five contract manufacturers with locations in China, Mexico, Minnesota, and Vietnam and at the Company’s Arizona facility (see Note 16).

(c) Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region are as follows (in thousands):

	March 31, 2022	December 31, 2021
North America	$2,263	$2,288
Asia Pacific (APAC)	193	217
Europe, Middle East and Africa (EMEA)	191	193
Property and equipment, net	$2,647	$2,698

Note 18. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

	Three months ended March 31,
	2022	2021
By Sales Channel:
Distributors and resellers	$10,151	$12,107
OEM/ODM/Contract manufacturer	3,495	2,901
Other	3,876	2,369
Total sales	$17,522	$17,377

By Market Group:
Consumer	$6,062	$10,296
Enterprise	8,629	4,382
Automotive	2,831	2,699
Total sales	$17,522	$17,377

By Geography:
China (including Hong Kong and Taiwan)	$6,459	$9,909
North America	10,479	6,657
Rest of the world	584	811
Total sales	$17,522	$17,377

Enterprise revenue for the three months ended March 31, 2022 and 2021, is primarily comprised of revenue generated from the sale of industrial Internet of Things products that were acquired through the NimbeLink acquisition. Revenue generated from the United States was $10.4 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

On January 7, 2021, we purchased 100% of the outstanding shares of Minnesota-based NimbeLink Corp. NimbeLink is an industrial Internet of things, or IIoT, company focused on the design, development, and delivery of cellular solutions for enterprise customers. NimbeLink provides carrier-certified embedded modems and asset tracking solutions that minimize or often eliminate RF design and certification time from project schedules, significantly reducing costs and time to market.

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

The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. Within this market our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, and remote radio heads. We believe our products are well positioned to increase our growth in this market.

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

We believe demand is growing rapidly for our advanced wireless connectivity solutions and technologies and there is a significant market opportunity. As the ability to provide mobile internet access grows, our solutions and expertise become more important to prospects and customers. As a passive component, embedded antennas can be viewed as a commodity. However, our design, engineering, and research show that antenna selection, placement, and testing can have significant improvements in device performance. We believe that we are chosen when performance is a more significant factor than price, and our distinctive focus on superior designs that provide increased range and throughput has allowed us to build a leadership position in the in-home WLAN device market

COVID-19 Pandemic

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. Governmental authorities in impacted regions have taken actions in an effort to slow the spread of COVID-19’s spread, resulting in limitations on business operations and consumer and employee travel. We have worked, and continue to work, to comply within the framework of local, county, state, and federal laws. In that regard, we have implemented a wide range of practices to protect and support our employees and to modify and monitor the engagement with our customers, suppliers, and contract manufacturers. Specifically, in response to continuing efforts to contain the spread of COVID-19 as new strains emerge, we have continued to monitor or modify our workspaces and facilities to continue to operate at full function yet with precautions in place to help prevent outbreak or spread of the virus. In the United States, we continue to manage the number of our employees present in the San Diego office and those who are working from home, in a manner to maximize operational capacity yet still limit any spread or outbreaks of the virus. In accordance with local regulations, engineering and testing operations in our Scottsdale offices, as well as testing operations in our remote facilities, have resumed with protocols in place to help prevent and limit the spread of the virus. In each work location, protocols have been established and remain in place, in accordance with government guidance, in order to minimize the risk to those employees whose presence in the office is necessary or allowed. Our salespeople have recommenced some business travel but also continue to engage with customers remotely rather than in person to secure sales of, and opportunities for, our products and services.

The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel, temporary closures of our office buildings or the facilities of our customers or suppliers, and through first quarter 2022 disruptions with certain components in our supply chain located in Asia as well as those of our customers. Such disruptions to our customers have had a negative impact on our sales and operating results through first quarter of 2022. Related to sales, we saw orders reach historic lows for our previously core consumer business in the fourth quarter. We have seen signs that the consumer business is beginning to rebound, however, the continued spread of COVID-19 may adversely affect such rebound and have a negative effect on our operating results in future quarters.

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

Seasonality

Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. Although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Chinese New Year. The broader economic impacts caused by the COVID-19 pandemic in China also contributed to the traditionally slower first quarter sales this year. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change as a result of general customer demand or product cycles.

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

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna, embedded modem and asset tracking products that are shipped for our customers’ devices as well as costs incurred for service agreements. This primarily includes manufacturing costs of our products payable to our third-party contract manufacturers, as well as manufacturing costs incurred at our facility in Arizona, prior to closure in March 2022. The cost of goods sold that we generate from services provided to customers primarily includes personnel costs and the cost to maintain data lines.

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, and general and administrative. The largest component for these categories is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation. Each of the three categories include allocation of overhead costs for depreciation, facilities, and information technology expenses. Allocation of facilities expenses consists of amortization of leasehold improvements as well as, rent and utility expenses and taxes. Operating expenses are generally recognized as incurred.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel and commissions earned by our third-party sales representative firms. Sales and marketing expenses also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expenses to fluctuate as a percentage of total sales.

General and Administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executive, finance, and administrative personnel, including stock-based compensation, as well as accounting, and other professional services fees, depreciation, and other corporate expenses. We expect general and administrative expenses to fluctuate over the next several quarters as we grow our operations.

Other (Income) Expense

Interest Income, net. Interest income consists of interest from our cash and cash equivalents offset by interest expense which consists of interest charges on credit card charges and certain vendor bills.

Other Expense Other expense consists of the loss from disposal of property and equipment, realized foreign exchange gains or losses, and other expenses.

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

	Three months ended March 31,
	2022	2021
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	59.2	60.3
Gross profit	40.8	39.7
Operating expenses:
Research and development	18.5	15.6
Sales and marketing	16.3	14.0
General and administrative	19.9	20.9
Total operating expenses	54.7	50.5
Loss from operations	(13.9)	(10.8)
Total other (income) expense	0.1	—
Loss before income taxes	(14.0)	(10.8)
Provision (benefit) for income taxes	0.5	(12.2)
Net income (loss)	(14.5)%	1.4%

Comparison of the Three Months Ended March 31, 2022 and 2021 (dollars in thousands)

Sales

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Sales	$17,522	$17,377	$145	0.8%

Sales remained relatively flat for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Revenue from our consumer market decreased $4.2 million, to $6.1 million for the three months ended March 31, 2022 from $10.3 million for the three months ended March 31, 2021, primarily due to weakness caused by global supply shortages impacting our customers' product sales. Revenue from our enterprise market increased $4.2 million, to $8.6 million for the three months ended March 31, 2022, from $4.4 million for the three months ended March 31, 2021, primarily due to higher revenues generated from the sale of industrial IoT products and enterprise Wi-Fi access point products. Revenue for our automotive market increased slightly to $2.8 million for the three months ended March 31, 2022, from $2.7 million for the three months ended March 31, 2021.

Cost of Goods Sold

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Cost of goods sold	$10,366	$10,480	$(114)	(1.1)%

Cost of goods sold decreased for the three months ended March 31, 2022, in part, from the previous one-time amortization expense of the inventory step-up related to NimbeLink acquisition in the three months ended March 31, 2021. This decrease was offset by increased expenses related to inventory and warranty reserves in the three months ended March 31, 2022, but offset slightly by lower materials and production costs.

Gross Profit

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Gross profit	$7,156	$6,897	$259	3.8%
Gross profit (percentage of sales)	40.8%	39.7%		1.1%

Gross profit as a percentage of sales increased by 1.1% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due in part to lower materials and production costs as well as the decreased expenses from the previous one-time amortization expense of the inventory step-up related to the NimbeLink acquisition in the same year-ago period but offset by increased expenses related to inventory and warranty reserves for the three months ended March 31, 2022.

Operating Expenses

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating Expenses
Research and development	$3,242	$2,706	$536	19.8%
Sales and marketing	2,855	2,439	416	17.1
General and administrative	3,485	3,633	(148)	(4.1)
Total operating expenses	$9,582	$8,778	$804	9.2%

Research and Development

Research and development expense increased $0.5 million or 19.8% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to higher personnel-related costs.

Sales and Marketing

Sales and marketing expense increased $0.4 million or 17.1%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to higher personnel-related costs, marketing-related expenses, and travel.

General and Administrative

General and administrative expense decreased slightly for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily due to lower personnel-related costs, and travel.

Other Income

	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Other (income) expense:
Interest (income) expense, net	$—	$(8)	$8	(100.0)%
Other expense	10	7	3	42.9
Total other (income) expense	$10	$(1)	$11

Other expense for the three months ended March 31, 2022, was primarily due to loss on impairment of fixed assets with no offset from interest (income) expense, net.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $18.8 million at March 31, 2022.

Before 2013 we had incurred net losses in each year since our inception and have incurred net losses for the years ended 2018, 2020, and 2021. As a result, we had an accumulated deficit of $60.0 million at March 31, 2022.

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

On February 18, 2022, we and our subsidiary NimbeLink Corp entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we together have a revolving line of credit for $4.0 million. As of March 31, 2022, there was no balance owed on the line of credit. The line of credit will only allow for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bears an interest rate of WSJ prime (currently 3.25%) plus 1.75%, and matures in February 2023. The lender has a first security interest in all of our and NimbeLink’s assets, excluding intellectual property, for which the lender has received a negative pledge.

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

In September 2019, our Board of Directors, or the Board, approved a share repurchase program, or the 2019 Program, pursuant to which we could purchase up to $7.0 million of shares of its common stock over the 12 month period following the establishment of the program. The repurchases under the 2019 Program were made from time to time in the open market or in privately negotiated transactions and were funded from our working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. In September 2020, the Board approved an extension to the 2019 Program for an additional 12 month period ending September 9, 2021. Upon expiration of the program, our Board has not authorized a new repurchase program, but may do so in the future.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$4,152	$(3,920)
Net cash used in investing activities	(128)	(14,246)
Net cash provided by financing activities	120	1,451
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,144	$(16,715)

Net cash provided by (used in) operating activities. Net cash provided by operating activities was $4.2 million for the three months ended March 31, 2022. This was primarily driven by $4.5 million net change in operating assets and liabilities and $2.2 million in non-cash expenses including but offset by the net loss of $2.5 million.

Net cash used in investing activities. Net cash used in investing activities of $0.1 million for the three months ended March 31, 2022, was purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2022, was proceeds from common stock issuances under the ESPP less taxes paid from the net restricted shares issued upon vesting.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2022, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” within the unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information under this item.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to such risk factors. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen stock certificate evidencing the shares of common stock

4.3(4)	Description of Registered Securities

10.1(5)	Loan and Security Agreement dated as of February 18, 2022 between Silicon Valley Bank and Airgain, Inc. and NimbeLink Corp., as borrowers

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(4)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2022.
(5)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 23, 2022.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRGAIN, INC.

Date: May 10, 2022	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)