Form 10-Q
period 2022-06-30
AIRGAIN INC
filed 2022-08-11
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 5, 2022, the registrant had 10,202,325 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$9,448	$14,511
Trade accounts receivable, net	9,822	10,757
Inventory	8,621	8,949
Prepaid expenses and other current assets	1,825	1,272
Total current assets	29,716	35,489
Property and equipment, net	2,951	2,698
Leased right-of-use assets	2,540	2,777
Goodwill	10,845	10,845
Intangible assets, net	12,716	14,229
Other assets	277	352
Total assets	$59,045	$66,390
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,062	$5,474
Accrued compensation	2,197	2,013
Accrued liabilities and other	4,484	2,833
Short-term lease liabilities	837	841
Deferred purchase price liabilities	153	8,726
Total current liabilities	14,733	19,887
Deferred tax liability	127	109
Long-term lease liabilities	1,937	2,221
Total liabilities	16,797	22,217
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,742 shares issued and 10,200 shares outstanding at June 30, 2022; and 10,638 shares issued and 10,097 shares outstanding at December 31, 2021.	109,186	106,971
Treasury stock, at cost: 541 shares at June 30, 2022 and December 31, 2021.	(5,364)	(5,364)
Accumulated deficit	(61,574)	(57,434)
Total stockholders’ equity	42,248	44,173
Total liabilities and stockholders’ equity	$59,045	$66,390

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales	$19,286	$17,297	$36,808	$34,674
Cost of goods sold	11,793	9,998	22,159	20,478
Gross profit	7,493	7,299	14,649	14,196
Operating expenses:
Research and development	2,962	2,726	6,204	5,432
Sales and marketing	2,889	2,489	5,744	4,928
General and administrative	3,255	3,261	6,740	6,894
Change in fair value of contingent consideration	—	1,557	—	1,557
Total operating expenses	9,106	10,033	18,688	18,811
Loss from operations	(1,613)	(2,734)	(4,039)	(4,615)
Other expense (income):
Interest income, net	(6)	(7)	(11)	(15)
Other expense	15	9	30	16
Total other expense	9	2	19	1
Loss before income taxes	(1,622)	(2,736)	(4,058)	(4,616)
Income tax (benefit) expense	(3)	(127)	82	(2,244)
Net loss	$(1,619)	$(2,609)	$(4,140)	$(2,372)
Net loss per share:
Basic	$(0.16)	$(0.26)	$(0.41)	$(0.24)
Diluted	$(0.16)	$(0.26)	$(0.41)	$(0.24)
Weighted average shares used in calculating loss per share:
Basic	10,219	10,026	10,188	9,948
Diluted	10,219	10,026	10,188	9,948

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(1,619)	$(2,609)	$(4,140)	$(2,372)
Comprehensive loss	$(1,619)	$(2,609)	$(4,140)	$(2,372)

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balance	$42,823	$50,398	$44,173	$47,742

Common stock and additional paid-in capital:
Balance at beginning of period	108,142	102,775	106,971	100,356
Stock-based compensation	1,028	1,008	2,079	1,936
Replacement awards issued in relation to acquisition	—	—	—	40
Issuance of shares for stock purchase plan	16	789	136	2,240
Balance at end of period	109,186	104,572	109,186	104,572

Treasury stock:
Balance, at cost -at beginning of period	(5,364)	(5,267)	(5,364)	(5,267)
Balance, at cost -at end of period	(5,364)	(5,267)	(5,364)	(5,267)

Accumulated deficit:
Balance at beginning of period	(59,955)	(47,110)	(57,434)	(47,347)
Net loss	(1,619)	(2,609)	(4,140)	(2,372)
Balance at end of period	(61,574)	(49,719)	(61,574)	(49,719)

Total stockholders' equity, ending balance	$42,248	$49,586	$42,248	$49,586

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,140)	$(2,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	337	258
Loss on disposal of property and equipment	3	—
Amortization of intangible assets	1,513	1,483
Stock-based compensation	2,455	1,936
Change in fair value of contingent consideration	—	1,557
Deferred tax liability	18	(2,291)
Changes in operating assets and liabilities:
Trade accounts receivable	935	(5,735)
Inventory	328	(1,861)
Prepaid expenses and other current assets	(554)	(265)
Other assets	75	48
Accounts payable	1,159	2,356
Accrued compensation	(193)	(871)
Accrued liabilities and other	94	217
Lease liabilities	(50)	(39)
Net cash provided by (used in) operating activities	1,980	(5,579)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(14,185)
Purchases of property and equipment	(174)	(409)
Proceeds from sale of equipment	10	—
Net cash used in investing activities	(164)	(14,594)
Cash flows from financing activities:
Cash paid for business acquisition	(7,015)	—
Proceeds from issuance of common stock, net	136	2,240
Net cash (used in) provided by financing activities	(6,879)	2,240
Net decrease in cash, cash equivalents and restricted cash	(5,063)	(17,933)
Cash, cash equivalents, and restricted cash; beginning of period	14,686	38,348
Cash, cash equivalents, and restricted cash; end of period	$9,623	$20,415

Supplemental disclosure of cash flow information:
Taxes paid	$110	$58
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$—	$3,199
Leased liabilities recorded upon adoption of ASC 842	$—	$3,519
Operating lease liabilities resulting from right-of-use assets	$254	$—
Accrual of property and equipment	$429	$94

Cash and cash equivalents	$9,448	$20,240
Restricted cash included in prepaid expenses and other current assets and other assets long term	175	175
Total cash, cash equivalents, and restricted cash	$9,623	$20,415

See accompanying notes.

Airgain, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 17, 2016. Airgain, Inc. together with its subsidiary NimbeLink are herein refer to as the “Company,” “we,” or “our”. The Company is a leading provider of connectivity solutions including embedded components, external antennas, and integrated systems that enable wireless networking in the consumer, enterprise, and automotive markets. The Company’s headquarters is in San Diego, California.

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

The Company operates in one segment related to providing connectivity solutions – embedded components, external antennas, and integrated systems. The Company’s chief operating decision-maker is its chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

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

Note 2. Summary of Significant Accounting Policies

During the six months ended June 30, 2022, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Restricted Cash

As of June 30, 2022 and December 31, 2021, the Company had $175,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $135,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. No allowance for doubtful accounts was recorded as of June 30, 2022 and December 31, 2021.

Inventory

The majority of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of inventory which is held in third party contract manufacturing facilities. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying consolidated balance sheets. In the second quarter of 2022, the Company closed its facility located in Scottsdale, Arizona where certain of its products were previously manufactured.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Reserves for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $107,000 and $47,000 as of June 30, 2022, and December 31, 2021, respectively.

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

Revenue Recognition

On January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) ASC Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method. The Company generates revenue mainly from the sale of wireless connectivity solutions and technologies. A portion of revenue is generated from service agreements and data subscription plans with certain customers. The revenue generated from service agreements and data subscription plans is insignificant. The Company recognizes revenue to depict the transfer of control of the promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. Control transfers to customers either when the products are shipped to or received by the customer, based on the terms of the specific agreement with the customer. Revenue from the NimbeLink data subscription plans is recognized over the period of the subscription.

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

The Company offers return rights and/or pricing credits under certain circumstances. A reserve for potential rights of return of $44,000 and $109,000 was recorded as of June 30, 2022 and December 31, 2021, respectively.

The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract and type of customer and generally range from 30 to 90 days from delivery.

The Company provides assurance-type warranties on all product sales ranging from one to two years. The estimated warranty costs are accrued for at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. The Company has recorded a warranty reserve of $141,000 and $58,000 as of June 30, 2022 and December 31, 2021, respectively.

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

There were no contract assets as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company recorded $0.2 million and $0.1 million of contract liabilities, respectively.

Shipping and Transportation Costs

Shipping and other transportation costs—expensed as incurred—were $156,000 and $35,000 for the three months ended June 30, 2022 and 2021, respectively. Shipping and other transportation expenses were $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In December 2019, the FASB issued ASU 2019-10, Effective Dates which updated the effective dates of adoption of ASU 2016-13. ASU 2016-13 is effective, for Smaller Reporting Companies, for annual and interim periods in fiscal years beginning after December 15, 2022. Companies are required to adopt the standard using a modified retrospective adoption method. The Company does not expect the standard to have a significant impact on its financial statements, when adopted

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326), Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option for eligible instruments. The effective date and transition methodology for this standard are the same as in ASU 2016-13. The Company expects this accounting standard option, if elected, will not have a significant impact on its financial statements, but we will continue to monitor any future impact.

Note 3. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding for the period. Diluted net loss per share is calculated by dividing net loss by the weighted average shares of common stock outstanding for the period plus amounts representing the dilutive effect of securities that are convertible into common stock. The Company calculates diluted net loss per common share using the treasury stock method.

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(1,619)	$(2,609)	$(4,140)	$(2,372)
Denominator:
Basic weighted average common shares outstanding	10,219	10,026	10,188	9,948
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	10,219	10,026	10,188	9,948
Net loss per share:
Basic	$(0.16)	$(0.26)	$(0.41)	$(0.24)
Diluted	$(0.16)	$(0.26)	$(0.41)	$(0.24)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options, restricted stock and performance stock	2,122	1,307	2,032	1,318
Warrants outstanding	—	4	—	25
Employee Stock Purchase Plan shares	—	—	—	2
Total common stock equivalent shares	2,122	1,311	2,032	1,345

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
Estimates of fair value require management to make significant estimates and assumptions. Contingent consideration payable as of December 31, 2021, was $8.0 million. The contingent consideration balance was recorded to deferred purchase price liabilities in other current liabilities in the Company's condensed consolidated balance sheet. The contingent consideration of $8.0 million and deferred payment of $0.6 million were paid in April 2022.

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

Note 5. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	June 30, 2022
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value	Cash and cash equivalents
Cash	$3,277	$—	$—	$3,277	$3,277
Level 1:
Money market funds	6,171	—	—	$6,171	$6,171
Total	$9,448	$—	$—	$9,448	$9,448

	December 31, 2021
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value	Cash and cash equivalents
Cash	$3,702	$—		$3,702	$3,702
Level 1:
Money market funds	10,809	—	—	10,809	10,809
Total	$14,511	$—	$—	$14,511	$14,511

Note 6. Inventory

Inventories are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$6,031	$7,908
Finished goods	2,590	1,041
Total Inventory	$8,621	$8,949

As of June 30, 2022 and December 31, 2021, $5.5 million and $3.8 million of raw materials, respectively, and $1.2 million and $0.4 million of finished goods inventories, respectively, are on consignment at the Company's contract manufacturers.

Note 7. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Computers and software	$637	$657
Furniture, fixtures, and equipment	410	398
Manufacturing and testing equipment	4,815	4,700
Construction in process	440	40
Leasehold improvements	979	932
Property and equipment, gross	7,281	6,727
Less accumulated depreciation	(4,330)	(4,029)
Property and equipment, net	$2,951	$2,698

Depreciation expense was $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million for each of the six months ended June 30, 2022 and 2021.

Note 8. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	June 30, 2022
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Market related intangibles	5	$1,820	$625	$1,195
Customer relationships	7	13,780	5,584	8,196
Developed technologies	11	4,380	1,085	3,295
Covenants to non-compete	2	115	85	30
Total intangible assets, net		$20,095	$7,379	$12,716

	December 31, 2021
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$454	$1,366
Customer relationships	7	13,780	4,447	9,333
Developed technologies	11	4,380	908	3,472
Covenants to non-compete	2	115	57	58
Total intangible assets, net		$20,095	$5,866	$14,229

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2022 (remaining six months)	$1,513
2023	$2,969
2024	$2,968
2025	$2,958
2026	$557
Thereafter	$1,751
Total	$12,716

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.8 million for each of the three months ended June 30, 2022 and 2021 and $1.5 million for each of the six months ended June 30, 2022 and 2021.

Note 9. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Advanced payments from contract manufacturers	$1,559	$682
Accrued expenses	718	1,277
VAT payable	339	339
Accrued income taxes	203	258
Contract liabilities	165	79
Other current liabilities	1,500	198
Accrued liabilities and other	$4,484	$2,833

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

On February 18, 2022, the Company and its subsidiary NimbeLink entered into a loan and security agreement with Silicon Valley Bank, providing a revolving line of credit for $4.0 million. The line of credit will only allow for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bears an interest rate of WSJ prime (currently 3.5%) plus 1.75% and matures in February 2023. The lender has a first security interest in all of the Company's and NimbeLink’s assets, excluding intellectual property, for which the lender has received a negative pledge and includes certain financial and non-financial covenants. The Company is required to pay monthly interest and paid an annual commitment fee of $15,000 upon signing. As of June 30, 2022, there was no balance owed on the line of credit.

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

Operating lease arrangements primarily consist of office, warehouse, and test house leases expiring at various years through 2025. The facility leases have original lease terms of two to seven years and contain options to extend the lease up to 5 years or terminate the lease. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew the underlying leases. Since the implicit rate of such leases is unknown and the Company is not reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 3.8% and 3.6%, respectively, and the weighted average remaining lease term for operating leases was 3.2 years and 3.7 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related lease expense for these short-term leases was $42,000 and $46,000,for the three months ended June 30, 2022 and 2021, respectively. Total operating lease cost was $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively and $0.5 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of June 30, 2022 (in thousands):

Estimated future lease obligation
2022 (remaining six months)	$474
2023	913
2024	877
2025	687
Total minimum payments	2,951
Less imputed interest	(178)
Less unrealized translation gain	1
Total lease liabilities	2,774
Less short-term lease liabilities	(837)
Long-term lease liability	$1,937

Note 12. Treasury Stock

In 2019 the Company’s Board of Directors (the Board) approved a share repurchase program (the Program) pursuant to which the Company could purchase up to $7.0 million of shares of its common stock. The repurchases under the Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. The Program expired in September 2021.

Note 13. Income Taxes

The Company’s effective income tax rate was -2.0% and 48.6% for the six months ended June 30, 2022 and 2021, respectively. The variance from the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2022 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance. The variance from the U.S. federal statutory rate of 21% for the three months ended June 30, 2021 was primarily related to the release of the valuation allowance attributable to the acquisition of NimbeLink.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC Topic 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.

As of December 31, 2021, the Company had a valuation allowance against net deferred tax assets of $9.5 million, however, the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

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

The following table presents common stock reserved for future issuance(1) (in thousands):

	June 30, 2022	December 31, 2021
Stock options issued and outstanding	2,059	2,000
Stock awards issued and outstanding	505	—
Authorized for grants under the 2016 Equity Incentive Plan(2)	451	332
Authorized for grants under the Inducement Plan(3)	44	81
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	395	326
	3,454	2,739

(1) The table above excludes 541,000 treasury stock shares as of June 30, 2022 and December 31, 2021.

(2) On January 1, 2022, the number of authorized shares in the 2016 Plan increased by 404,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan; 69,000 shares were issued under the Inducement Plan during the six months ended June 30, 2022.

(4) On January 1, 2022, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 15. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$22	$1	$26	$2
Research and development	278	176	554	380
Sales and marketing	296	213	583	428
General and administrative	618	618	1,292	1,126
Total stock-based compensation expense	$1,214	$1,008	$2,455	$1,936

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)
Balance at December 31, 2021	2,000	$12.79	7.3
Granted	308	9.24
Exercised	(8)	2.33
Expired/Forfeited	(241)	13.47
Balance at June 30, 2022	2,059	12.22	7.0

Vested and exercisable at June 30, 2022	1,288	11.12	6.0
Vested and expected to vest at June 30, 2022	2,059	12.22	7.0

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 was $4.87. For stock options vested and expected to vest, the aggregate intrinsic value as of June 30, 2022 and December 31, 2021, was $1.0 million and $2.2 million, respectively.

At June 30, 2022, there was $4.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.5 years.

Restricted Stock

The following table summarizes the Company's restricted stock unit activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2021	333	$17.55
Grants	145	$9.02
Vested and released	(78)	$17.90
Forfeited	(69)	$15.54
Balance at June 30, 2022	331	$14.13

As of June 30, 2022, there was $3.9 million of total unrecognized compensation cost related to unvested restricted stock units having a weighted average remaining contractual term of 2.9 years.

Performance Stock Units

The following table summarizes the Company's performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2021	—	$—
Grants	174	$2.20
Vested and released	—	$—
Forfeited	—	$—
Balance at June 30, 2022	174	$—

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. As of June 30, 2022, there was $0.3 million of total unrecognized compensation cost related to unvested PSUs having a weighted average remaining contractual term of 1.8 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility.

Share-Settled Obligation

Share-based compensation expense for the three and six months ended June 30, 2022 was $0.2 million and $0.4 million, respectively for the liability classified restricted stock unit payout obligation related to the 2022 executive bonus accrual. The bonus accrual is based on probable achievement on financial and other performance targets.

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

During the six months ended June 30, 2022, the Company received $0.2 million from the issuance of 31,170 shares under the ESPP.

Note 16. Commitments and Contingencies

Facilities shut down

In the second quarter of 2022, the Company completed the move of its in-house manufacturing operations to external contract manufacturers and shut down its Arizona manufacturing operations where aftermarket fleet and AirgainConnect products were produced. The Company does not expect to incur lease exit costs as the Arizona lease expired in April 2022. In addition, the Company reduced headcount for the United Kingdom research and sales teams. The United Kingdom lease expires in September 2022. In total, the Company incurred and paid severance costs of $24,700 and $122,624 for the three and six months ended June 30, 2022, respectively, primarily related to Arizona and the United Kingdom.

Potential product warranty claims

In January 2022, the Company was notified of a potential product warranty claim. The Company was able to identify the root cause of the claim, as well as the needed enhancement to the product. As of June 30, 2022, the Company reserved approximately $141,000 in warranty expense.

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

Note 17. Concentration of Credit Risk

(a) Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Customer A	28%	11%	28%	13%
Customer B	22%	24%	19%	25%
Customer C	14%	4%	15%	3%
Customer D	14%	21%	14%	18%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	June 30, 2022	December 31, 2021
Customer A	39%	29%
Customer B	14%	2%
Customer C	13%	3%
Customer D	11%	11%

(b) Concentration of Purchases

During the three and six months ended June 30, 2022, the Company’s products were primarily manufactured by five contract manufacturers with locations in China, Mexico, Minnesota, and Vietnam and at the Company’s Arizona facility (see Note 16).

(c) Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	June 30, 2022	December 31, 2021
North America	$2,601	$2,288
Asia Pacific (APAC)	170	217
Europe, Middle East and Africa (EMEA)	180	193
Property and equipment, net	$2,951	$2,698

Note 18. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
By Sales Channel:
Distributors and resellers	$11,415	$11,050	$21,566	$23,024
OEM/ODM/Contract manufacturer	3,159	2,204	6,654	5,127
Other	4,712	4,043	8,588	6,523
Total sales	$19,286	$17,297	$36,808	$34,674

By Market Group:
Consumer	$5,981	$8,905	$12,043	$19,201
Enterprise	9,120	6,152	17,749	10,534
Automotive	4,185	2,240	7,016	4,939
Total sales	$19,286	$17,297	$36,808	$34,674

By Geography:
China (including Hong Kong and Taiwan)	$6,268	$9,100	$12,727	$19,009
North America	12,424	7,576	22,903	14,233
Rest of the world	594	621	1,178	1,432
Total sales	$19,286	$17,297	$36,808	$34,674

Revenue generated from the United States was $12.4 million and $7.4 million for the three months ended June 30, 2022 and 2021, respectively, and $22.7 million and $13.8 million for the six months ended June 30, 2022 and 2021, respectively.

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

Overview

Airgain is a leading provider of connectivity solutions, creating and delivering embedded components, external antennas, and integrated systems. Our mission is to connect the world through optimized integrated wireless solutions.

As a wireless connectivity solution provider with a rich history in radio frequency technology, we are leveraging our expertise in embedded antennas and embedded modems to effectively transition from a components provider to a wireless systems provider. In 2020, we announced our patented new flagship platform – AirgainConnect®. Our first product from this platform, the FirstNet Ready™ AirgainConnect AC-HPUE™ antenna-modem offers a novel solution for our public safety and automotive fleet markets by vastly improving vehicle networking capabilities. This product delivers broader coverage and a higher power signal for first responders such as police, fire, EMS as well as public safety support vehicles including bus, rail, courier, utility, waste or water management, and security. We view the AirgainConnect platform playing a key role in our future strategy for 5G solutions for both automotive and enterprise markets.

NimbeLink Acquisition

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

The acquisition of NimbeLink supports our transition toward becoming more of a system-level company and will play an important role in our overall growth strategy to broaden market diversification, particularly within the industrial IoT space. NimbeLink’s industrial IoT expertise fits squarely into one of our targeted enterprise submarkets while extending the breadth and opportunity for our AirgainConnect platform. Our worldwide salesforce offers an opportunity to expand the reach of NimbeLink products and also provides access to considerable design opportunities that were previously unavailable for NimbeLink products. The result is a substantial increase in the opportunities for us in the enterprise market and a more diverse offering of products and expertise for our customers.

Core Markets

The consumer market encompasses a large and growing audience of consumers using wireless-enabled devices. Our antennas are deployed in consumer access points, wireless gateways, Wi-Fi Mesh systems and extenders, smart TVs, smart home devices, and set-top boxes. Additionally, our antennas support a comprehensive array of coveted technologies, including WLAN, Wi-Fi, LTE, 5G and LPWAN.

The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. Within this market our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, and remote radio heads. In addition, our embedded modems are deployed across various markets with high demand for connectivity, including packaging and logistics, EV charging, smart city and smart building applications, agriculture, and more. Our products are intentionally positioned to significantly increase our growth in this specialized market.

In the automotive market, our antennas are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment, supporting a variety of technologies that include Wi-Fi, 3G, LTE, Satellite and LPWAN. The fleet and aftermarket segment of the automotive market consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within this unique market segment, there has been a rise in the number of antennas per vehicle. Currently, the majority of our revenues are derived from fleet and aftermarket sales and going forward, our strategy is to augment our current sales in the automotive aftermarket with design wins and sales into the automotive, first responder, and commercial OEMs.

Our Process

With our internal antennas, our design teams partner with customers from the early stages of antenna prototyping to device throughput testing in order to facilitate optimal performance and a significant reduction in time to market. Our capabilities include design, custom engineering support, integration, and OTA testing. Leveraged in combination, these capabilities have resulted in a strong reputation across the OEM, ODM and chipset manufacturer ecosystem. Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading Wi-Fi chipset vendors, OEMs, ODMs, chipset manufacturers and service providers who rely on these reference designs and our engineering skills to deliver superior throughput performance. We view our relationship with OEM, ODM, chipset manufacturers and service providers as an important attribute to our long-term strategy and success.

With our embedded modems, we offer customer design teams the ability to speed time to market by avoiding the cost and time delays of carrier certification. We combine cellular modules with the electronics and firmware to achieve end-device certification with major carriers. In addition, we offer the ability to futureproof their designs with the ability to update firmware remotely and swap module vendors, all without changing the pin design. By leveraging our embedded modems, customers designing cellular-connected products remove complexity from the design process, reducing the need for large RF engineering teams and launching products much quicker to take advantage of market opportunities.

Growth in demand for LTE, 5G, Wi-Fi 6/6E/7, LPWAN, IoT, HPUE, and many other technologies are driving significant increases in demand for our products. Every connected product needs a modem or wireless protocol and an antenna. As wireless technologies advance, the need for additional antennas and modems grows. In addition, as the trend toward smart homes, buildings, factories, and cities grows, connectivity becomes the backbone of life as we know it. From a police car patrolling the streets to a tractor plowing a farmer’s field, our world is more connected than it has ever been. With our broad portfolio of products that make wireless simple, Airgain is connecting the world.

COVID-19 Pandemic

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel to certain locations, temporary closures of our customer or supplier facilities, and through second quarter 2022 disruptions with certain components in our supply chain located in Asia as well as those of our customers. To address these challenges, we have identified and will continue to identify proactive purchases of long lead time inventory to mitigate global supply chain issues. Such disruptions to our customers have had a negative impact on our sales and operating results through the second quarter of 2022. We saw signs in the first quarter of 2022 that the consumer business was beginning to rebound, however, the continued spread of COVID-19 adversely affected that rebound in the second quarter of 2022 and may continue to have a negative effect on our operating results in future quarters.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including continuing effects of COVID-19 on our customer product rollouts, continuation of the global supply shortages, our ability to mitigate against such shortages through proactive advance purchases of long lead time inventory, the growth in sales of AirgainConnect AC-HPUE and related products, transitions to contract manufacturers and success in expanding NimbeLink opportunities and sales.

Our performance and future success also depend on factors such as manufacturing costs, continued investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average selling prices of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on, among other things, new and existing end-customers selecting our antenna solutions for their wireless devices and networks, the impact of the COVID-19 pandemic, as discussed above, the deployment level of AirgainConnect AC-HPUE, the proliferation of Wi-Fi connected home devices and data intensive applications, trends related to in-house design in our traditional set top market, investments in our growth to address customer needs, the impact of the global supply shortage on our business and that of our end customers, our ability to target new end markets, development of our product offerings and technology solutions, and international expansion, as well as our ability to successfully integrate past and any future acquisitions.

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, global trade disputes or political instability. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended June 30, 2022.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our personnel and commissions earned by our third-party sales representative firms. Sales and marketing expenses also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expenses to fluctuate as a percentage of total sales.

General and Administrative. General and administrative expenses primarily consist of personnel and facility-related costs for our executives, legal, human resource, finance, and administrative personnel, including stock-based compensation, as well as accounting, and other professional services fees, depreciation, and other corporate expenses. We expect general and administrative expenses to fluctuate over the next several quarters as we grow our operations.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Statement of Operations Data:
Sales	$19,286	$17,297	$36,808	$34,674
Cost of goods sold	11,793	9,998	22,159	20,478
Gross profit	7,493	7,299	14,649	14,196
Operating expenses:
Research and development	2,962	2,726	6,204	5,432
Sales and marketing	2,889	2,489	5,744	4,928
General and administrative	3,255	3,261	6,740	6,894
Change in fair value of contingent consideration	—	1,557	—	1,557
Total operating expenses	9,106	10,033	18,688	18,811
Loss from operations	(1,613)	(2,734)	(4,039)	(4,615)
Other expense	9	2	19	1
Loss before income taxes	(1,622)	(2,736)	(4,058)	(4,616)
Income tax (benefit) expense	(3)	(127)	82	(2,244)
Net loss	$(1,619)	$(2,609)	$(4,140)	$(2,372)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.1	57.8	60.2	59.1
Gross profit	38.9	42.2	39.8	40.9
Operating expenses:
Research and development	15.4	15.7	16.9	15.6
Sales and marketing	15.0	14.4	15.6	14.2
General and administrative	16.9	18.9	18.3	19.9
Change in fair value of contingent consideration	—	9.0	—	4.5
Total operating expenses	47.3	58.0	50.8	54.2
Loss from operations	(8.4)	(15.8)	(11.0)	(13.3)
Other expense	0.0	0.0	(0.0)	0.0
Loss before income taxes	(8.4)	(15.8)	(11.0)	(13.3)
Income tax (benefit) expense	(0.0)	(0.7)	0.2	(6.5)
Net loss	(8.4)%	(15.1)%	(11.2)%	(6.8)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021 (dollars in thousands)

Sales

	Three months ended June 30,
	2022	2021	$ Change	% Change
Sales	$19,286	$17,297	$1,989	11.5%

	Six months ended June 30,
	2022	2021	$ Change	% Change
Sales	$36,808	$34,674	$2,134	6.2%

Sales increased for the three months ended June 30, 2022, compared to the same period in the prior year. Revenue from our enterprise market increased $2.9 million, to $9.1 million for the current quarter from $6.2 million for the same period in the prior year, primarily due to higher revenues generated from the sale of industrial IoT products and enterprise Wi-Fi access point products. Revenue for our automotive market increased $2.0 million to $4.2 million for the current quarter, from $2.2 million for the same period in the prior year, primarily due to higher Antenna Plus sales. Contributing to the automotive market revenue increase was due to higher AirgainConnect sales. These increases were partially offset by a $2.9 million decrease of our consumer market revenue to $6.0 million for the current quarter from $8.9 million for the same period in the prior year, primarily due to weakness caused by global supply shortages impacting our customers' product rollout and sales.

Sales increased for the six months ended June 30, 2022, compared to the same period in the prior year. Revenue from our enterprise market increased $7.2 million, to $17.7 million for the current six months from $10.5 million for the same period in the prior year, primarily due to higher revenues generated from the sale of industrial IoT products and enterprise Wi-Fi access point products. Revenue for our automotive market increased $2.1 to $7.0 million for the current six months, from $4.9 million for the same period in the prior year, primarily due to higher Antenna Plus sales. These increases were offset by a $7.2 million decrease of our consumer market revenue to $12.0 million for the current six months from $19.2 million for the same period in the prior year, primarily due to weakness caused by global supply shortages impacting our customers' product sales.

Cost of Goods Sold

	Three months ended June 30,
	2022	2021	$ Change	% Change
Cost of goods sold	$11,793	$9,998	$1,795	18.0%

	Six months ended June 30,
	2022	2021	$ Change	% Change
Cost of goods sold	$22,159	$20,478	$1,681	8.2%

Cost of goods sold increased $1.8 million for the three months ended June 30, 2022 compared to the same period in the prior year. This increase was mainly due to the increased sales volume. Additionally, the cost of goods sold increase was due to the product sales mix change.

Cost of goods sold increased $1.7 million for the six months ended June 30, 2022 compared to the same period in the prior year. This increase was mainly due to the increased sales volume. Additionally, the cost of goods sold increase was due to the product sales mix change.

Gross Profit

	Three months ended June 30,
	2022	2021	$ Change	% Change
Gross profit	$7,493	$7,299	$194	2.7%
Gross profit (percentage of sales)	38.9%	42.2%		(3.3)%

	Six months ended June 30,
	2022	2021	$ Change	% Change
Gross profit	$14,649	$14,196	$453	3.2%
Gross profit (percentage of sales)	39.8%	40.9%		(1.1)%

Gross profit as a percentage of sales decreased by 3.3% for the three months ended June 30, 2022 compared to the same period in the prior year, due to the lower gross margins from the increased mix of enterprise and automobile products.

Gross profit as a percentage of sales decreased by 1.1% for the six months ended June 30, 2022 compared to the same period in the prior year, due to the lower gross margins from the increased mix of enterprise and automobile products.

Operating Expenses

	Three months ended June 30,
	2022	2021	$ Change	% Change
Research and development	$2,962	$2,726	$236	8.7%
Sales and marketing	2,889	2,489	400	16.1%
General and administrative	3,255	3,261	(6)	(0.2)%
Change in fair value of contingent consideration	—	1,557	(1,557)	(100.0)%
Total operating expenses	$9,106	$10,033	$(927)	(9.2)%

	Six months ended June 30,
	2022	2021	$ Change	% Change
Research and development	$6,204	$5,432	$772	14.2%
Sales and marketing	5,744	4,928	816	16.6%
General and administrative	6,740	6,894	(154)	(2.2)%
Change in fair value of contingent consideration	—	1,557	(1,557)	(100.0)%
Total operating expenses	$18,688	$18,811	$(123)	(0.7)%

Research and Development

Research and development expense increased $0.2 million or 8.7% for the three months ended June 30, 2022, compared to the same period in the prior year. The increase was primarily due to higher personnel-related costs and product development expenses.

Research and development expense increased $0.8 million or 14.2% for the six months ended June 30, 2022, compared to the same period in the prior year. The increase was primarily due to higher personnel-related costs.

Sales and Marketing

Sales and marketing expense increased $0.4 million or 16.1%, for the three months ended June 30, 2022, compared to the same period in the prior year. The increase was primarily due to product shipping and general and administrative allocation expenses.

Sales and marketing expense increased $0.8 million or 16.6%, for the six months ended June 30, 2022, compared to the same period in the prior year. The increase was primarily due to higher personnel-related expenses and product shipping expenses. Additionally, the increase of sales and marketing was due to higher general and administrative allocation, sales and marketing and travel expenses.

General and Administrative

General and administrative expense remained relatively flat for the three months ended June 30, 2022, compared to the same period in the prior year.

General and administrative expense decreased $0.2 million for the six months ended June 30, 2022, compared to the same period in the prior year. The decrease was due to higher general and administrative expense allocation to other departments, partially offset by increased professional fees.

Change in Fair Value of Contingent Consideration

During the three and six months ended June 30, 2021, we recorded a change in fair value of contingent consideration related to the NimbeLink acquisition of $1.6 million based on the forecasted revenue targets as of June 30, 2021.

Other Expense (Income)

	Three months ended June 30,
	2022	2021	$ Change	% Change
Interest income, net	$(6)	$(7)	$1	(14.3)%
Other expense	15	9	6	66.7
Total other expense	$9	$2	$7	350.0%

	Six months ended June 30,
	2022	2021	$ Change	% Change
Interest income, net	$(11)	$(15)	$4	(26.7)%
Other expense	30	16	14	87.5
Total other expense	$19	$1	$18	1800.0%

Other expense for the three and six months ended June 30, 2022, consists primarily of credit card interest expense. Also included in other expense is foreign currency transaction adjustments.

Liquidity and Capital Resources

We had cash and cash equivalents of $9.4 million at June 30, 2022.

Before 2013 we had incurred net losses in each year since our inception and have incurred net losses for the years ended 2018, 2020, and 2021. As a result, we had an accumulated deficit of $61.6 million at June 30, 2022.

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

On February 18, 2022, we and our subsidiary NimbeLink Corp entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we together have a revolving line of credit for $4.0 million. As of June 30, 2022, there was no balance owed on the line of credit. The line of credit will only allow for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bears an interest rate of WSJ prime (currently 3.25%) plus 1.75%, and matures in February 2023. The lender has a first security interest in all of our and NimbeLink’s assets, excluding intellectual property, for which the lender has received a negative pledge.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$1,980	$(5,579)
Net cash used in investing activities	(164)	(14,594)
Net cash (used in) provided by financing activities	(6,879)	2,240
Net decrease in cash, cash equivalents and restricted cash	$(5,063)	$(17,933)

Net cash provided by operating activities. Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2022. This was primarily driven by $1.8 million net change in operating assets and liabilities and $4.3 million in non-cash expenses, offset by the net loss of $4.1 million.

Net cash used in investing activities. Net cash used in investing activities of $0.2 million for the six months ended June 30, 2022, was primarily for purchases of property and equipment.

Net cash used in financing activities. Net cash used in financing activities of ($6.9) million for the six months ended June 30, 2022, was primarily to pay business acquisition, partially offset by proceeds from common stock issuances under the ESPP and offset by taxes paid from the net restricted shares issued upon vesting.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2022, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AIRGAIN, INC.

Date: August 11, 2022	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer and principal financial and accounting officer)