Form 10-Q
period 2022-09-30
AIRGAIN INC
filed 2022-11-14
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 4, 2022, the registrant had 10,223,536 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$9,190	$14,511
Trade accounts receivable, net	9,452	10,757
Inventory	9,345	8,949
Prepaid expenses and other current assets	2,005	1,272
Total current assets	29,992	35,489
Property and equipment, net	2,816	2,698
Leased right-of-use assets	2,437	2,777
Goodwill	10,845	10,845
Intangible assets, net	11,960	14,229
Other assets	243	352
Total assets	$58,293	$66,390
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,827	$5,474
Accrued compensation	2,492	2,013
Accrued liabilities and other	3,007	2,833
Short-term lease liabilities	888	841
Deferred purchase price liabilities	153	8,726
Total current liabilities	14,367	19,887
Deferred tax liability	132	109
Long-term lease liabilities	1,782	2,221
Total liabilities	16,281	22,217
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,765 shares issued and 10,224 shares outstanding at September 30, 2022; and 10,638 shares issued and 10,097 shares outstanding at December 31, 2021.	110,249	106,971
Treasury stock, at cost: 541 shares at September 30, 2022 and December 31, 2021.	(5,364)	(5,364)
Accumulated deficit	(62,873)	(57,434)
Total stockholders’ equity	42,012	44,173
Total liabilities and stockholders’ equity	$58,293	$66,390

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales	$19,198	$15,455	$56,006	$50,129
Cost of goods sold	11,755	9,909	33,902	30,387
Gross profit	7,443	5,546	22,104	19,742
Operating expenses:
Research and development	2,901	2,698	9,117	8,130
Sales and marketing	2,808	2,484	8,552	7,412
General and administrative	2,998	3,307	9,738	10,201
Change in fair value of contingent consideration	—	103	—	1,660
Total operating expenses	8,707	8,592	27,407	27,403
Loss from operations	(1,264)	(3,046)	(5,303)	(7,661)
Other expense (income):
Interest income, net	(26)	(6)	(37)	(21)
Other expense (income)	9	(1)	39	15
Total other (income) expense	(17)	(7)	2	(6)
Loss before income taxes	(1,247)	(3,039)	(5,305)	(7,655)
Income tax expense (benefit)	52	30	134	(2,214)
Net loss	$(1,299)	$(3,069)	$(5,439)	$(5,441)
Net loss per share:
Basic	$(0.13)	$(0.30)	$(0.53)	$(0.54)
Diluted	$(0.13)	$(0.30)	$(0.53)	$(0.54)
Weighted average shares used in calculating loss per share:
Basic	10,210	10,082	10,179	9,993
Diluted	10,210	10,082	10,179	9,993

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(1,299)	$(3,069)	$(5,439)	$(5,441)
Comprehensive loss	$(1,299)	$(3,069)	$(5,439)	$(5,441)

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Total stockholders' equity, beginning balance	$42,248	$49,586	$44,173	$47,742

Common stock and additional paid-in capital:
Balance at beginning of period	109,186	104,572	106,971	100,356
Stock-based compensation	964	1,068	3,043	3,004
Replacement awards issued in relation to acquisition	—	—	—	40
Issuance of shares for stock purchase plan	99	286	235	2,526
Balance at end of period	110,249	105,926	110,249	105,926

Treasury stock:
Balance, at cost -at beginning of period	(5,364)	(5,267)	(5,364)	(5,267)
Shares repurchased	—	(97)	—	(97)
Balance, at cost -at end of period	(5,364)	(5,364)	(5,364)	(5,364)

Accumulated deficit:
Balance at beginning of period	(61,574)	(49,719)	(57,434)	(47,347)
Net loss	(1,299)	(3,069)	(5,439)	(5,441)
Balance at end of period	(62,873)	(52,788)	(62,873)	(52,788)

Total stockholders' equity, ending balance	$42,012	$47,774	$42,012	$47,774

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,439)	$(5,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	502	389
Loss on disposal of property and equipment	3	-
Amortization of intangible assets	2,269	2,248
Stock-based compensation	3,575	3,004
Change in fair value of contingent consideration	—	1,660
Deferred tax liability	24	(2,285)
Changes in operating assets and liabilities:
Trade accounts receivable	1,305	(4,442)
Inventory	(396)	(3,859)
Prepaid expenses and other current assets	(733)	104
Other assets	109	(31)
Accounts payable	2,353	2,217
Accrued compensation	(54)	(1,041)
Accrued liabilities and other	(1,383)	568
Lease liabilities	(52)	(12)
Net cash provided by (used in) operating activities	2,083	(6,921)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(14,185)
Purchases of property and equipment	(634)	(542)
Proceeds from sale of equipment	10	—
Net cash used in investing activities	(624)	(14,727)
Cash flows from financing activities:
Repurchases of common stock	—	(97)
Cash paid for business acquisition	(7,015)	—
Proceeds from issuance of common stock, net	235	2,526
Net cash (used in) provided by financing activities	(6,780)	2,429
Net decrease in cash, cash equivalents and restricted cash	(5,321)	(19,219)
Cash, cash equivalents, and restricted cash; beginning of period	14,686	38,348
Cash, cash equivalents, and restricted cash; end of period	$9,365	$19,129

Supplemental disclosure of cash flow information:
Taxes paid	$196	$89
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$—	$3,199
Leased liabilities recorded upon adoption of ASC 842	$—	$3,519
Operating lease liabilities resulting from right-of-use assets	$364	$—
Accrual of property and equipment	$19	$21

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,190	$18,954
Restricted cash included in prepaid expenses and other current assets and other assets long term	$175	175
Total cash, cash equivalents, and restricted cash	$9,365	$19,129

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

Note 2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2022, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Restricted Cash

As of September 30, 2022, the Company had $175,000 in cash on deposit to secure certain lease commitments; $80,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $95,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet. As of December 31, 2021, the Company had $175,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $135,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Trade Accounts Receivable

Trade accounts receivable is adjusted for all known uncollectible accounts. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. Accounts are written off once all collection efforts have been exhausted. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. No allowance for doubtful accounts was recorded as of September 30, 2022 and December 31, 2021.

Inventory

As of April 2022, all of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of inventory which is held in third party contract manufacturing facilities. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying consolidated balance sheets. In the second quarter of 2022, the Company closed its facility located in Scottsdale, Arizona where certain of its products were previously manufactured.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by the Company, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Reserves for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $15,000 and $47,000 as of September 30, 2022, and December 31, 2021, respectively.

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

The Company offers return rights and/or pricing credits under certain circumstances. A reserve for potential rights of return of $146,000 and $109,000 was recorded as of September 30, 2022 and December 31, 2021, respectively.

The Company’s contracts with customers do not typically include extended payment terms. Payment terms vary by contract and type of customer and generally range from 30 to 90 days from delivery.

The Company provides assurance-type warranties on all product sales ranging from one to two years. The estimated warranty costs are accrued for at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. The Company has recorded a warranty reserve of $70,000 and $58,000 as of September 30, 2022 and December 31, 2021, respectively.

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

There were no contract assets as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company recorded $0.3 million and $0.1 million of contract liabilities, respectively.

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $81,000 and $33,000 for the three months ended September 30, 2022 and 2021, respectively. Shipping and other transportation expenses were $0.4 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In December 2019, the FASB issued ASU 2019-10, Effective Dates which updated the effective dates of adoption of ASU 2016-13. ASU 2016-13 is effective, for Smaller Reporting

Companies, for annual and interim periods in fiscal years beginning after December 15, 2022. Companies are required to adopt the standard using a modified retrospective adoption method. The Company does not expect the standard to have a significant impact on its financial statements, when adopted.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(1,299)	$(3,069)	$(5,439)	$(5,441)
Denominator:
Basic weighted average common shares outstanding	10,210	10,082	10,179	9,993
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	10,210	10,082	10,179	9,993
Net loss per share:
Basic	$(0.13)	$(0.30)	$(0.53)	$(0.54)
Diluted	$(0.13)	$(0.30)	$(0.53)	$(0.54)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options, restricted stock and performance stock	2,207	1,147	2,033	1,252
Total common stock equivalent shares	2,207	1,147	2,033	1,252

Note 4. Business Combinations

On January 7, 2021, the Company entered into a Stock Purchase Agreement, by and among the Company, NimbeLink Corp., the sellers set forth therein (the Sellers) and Scott Schwalbe in his capacity as seller representative (the Purchase Agreement). NimbeLink is an industrial Internet of Things (IoT) company focused on the design, development and delivery of edge-based cellular connectivity solutions for enterprise customers. The acquisition of NimbeLink supports the Company's transition toward becoming more of a system-level company and will play an important role in the Company's overall growth strategy to broaden market diversification, especially within the industrial IoT space.

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
Estimates of fair value require management to make significant estimates and assumptions. Contingent consideration payable as of December 31, 2021, was $8.0 million. The contingent consideration balance was recorded to deferred purchase price liabilities in other current liabilities in the Company's condensed consolidated balance sheet. The contingent consideration of $8.0 million and deferred payment of $0.6 million were paid in April 2022. The remaining deferred payments balance on September 30, 2022 is $0.1 million.

The goodwill recognized was attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the operations of the NimbeLink business with the operations of the Company. Certain liabilities included in the purchase price allocations were based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared.

The fair value of the customer relationships was determined using the multi-period excess earnings method (MPEEM). MPEEM estimates the value of an intangible asset by quantifying the amount of residual (or excess) cash flows generated by the asset and discounting those cash flows to the present. Future cash flows for contractual and non-contractual customers were estimated based on forecasted revenue and costs, taking into account the growth rates and contributory charges. The fair value of market-related intangible assets, developed technology, and in-process research and development (IPR&D) was determined using the Relief-from-Royalty method. The Relief-from-Royalty method is a specific application of the discounted-cash-flow method, which is a form of the income approach. It is based on the principle that ownership of the intangible asset relieves the owner of the need to pay a royalty to another party in exchange for rights to use the asset. Key assumptions to estimate the hypothetical royalty rate include observable royalty rates, which are royalty rates in negotiated licenses and market-based royalty rates which are royalty rates found in available market data for licenses involving similar assets. Developed technology began amortizing immediately and IPR&D began amortizing upon the completion of each project. During the three months ended March 31, 2021, all IPR&D projects were completed and transferred to developed technology, with a twelve-year estimated life. The fair value of non-compete intangible assets was estimated using the with-and-without method. The with-and-without method estimates the value of an intangible asset by quantifying the loss of economic profits under a hypothetical condition where only the subject intangible does not exist and needs to be re-created. Projected revenues, operating expenses and cash flows were calculated in each "with" and "without" scenario and the difference in the cash flow was discounted to present value. Inventory was valued at net realizable value. Raw materials were valued at book value and finished goods were valued assuming hypothetical revenues from finished goods adjusted for disposal costs, profit attributable to the seller and holding costs. An inventory step-up of $0.4 million was included in the purchase price allocation above.

The Company assumed liabilities in the acquisition which primarily consist of accrued employee compensation and certain operating liabilities. The liabilities assumed in these acquisitions were included in the respective purchase price allocations above.

Goodwill recorded in connection with the NimbeLink acquisition was $7.1 million. The Company does not expect to deduct any of the acquired goodwill for tax purposes. Also see Note 8, Intangible Assets for further information on intangible assets related to the NimbeLink acquisition.

Note 5. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	September 30, 2022
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value	Cash and cash equivalents
Cash	$2,595	$—	$—	$2,595	$2,595
Level 1:
Money market funds	6,595	—	—	$6,595	$6,595
Total	$9,190	$—	$—	$9,190	$9,190

	December 31, 2021
	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated fair value	Cash and cash equivalents
Cash	$3,702	$—	$—	$3,702	$3,702
Level 1:
Money market funds	10,809	—	—	10,809	10,809
Total	$14,511	$—	$—	$14,511	$14,511

Note 6. Inventory

Inventories are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$5,210	$7,908
Finished goods	4,135	1,041
Total Inventory	$9,345	$8,949

As of September 30, 2022 and December 31, 2021, $4.1 million and $3.8 million of raw materials, respectively, and $3.2 million and $0.4 million of finished goods inventories, respectively, are on consignment at the Company's contract manufacturers.

Note 7. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Computers and software	$641	$657
Furniture, fixtures, and equipment	409	398
Manufacturing and testing equipment	5,248	4,700
Construction in process	34	40
Leasehold improvements	979	932
Property and equipment, gross	7,311	6,727
Less accumulated depreciation	(4,494)	(4,029)
Property and equipment, net	$2,816	$2,698

Depreciation expense was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 8. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	September 30, 2022
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$709	$1,111
Customer relationships	7	13,780	6,152	7,628
Developed technologies	11	4,380	1,174	3,206
Covenants to non-compete	2	115	100	15
Total intangible assets, net		$20,095	$8,135	$11,960

	December 31, 2021
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$454	$1,366
Customer relationships	7	13,780	4,447	9,333
Developed technologies	11	4,380	908	3,472
Covenants to non-compete	2	115	57	58
Total intangible assets, net		$20,095	$5,866	$14,229

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2022 (remaining three months)	$757
2023	2,969
2024	2,968
2025	2,958
2026	557
Thereafter	1,751
Total	$11,960

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.8 million each of the three months ended September 30, 2022 and 2021 and $2.3 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 9. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Advanced payments from contract manufacturers	$979	$682
Accrued expenses	841	1,277
VAT payable	339	339
Accrued income taxes	220	258
Contract liabilities	313	79
Other current liabilities	315	198
Accrued liabilities and other	$3,007	$2,833

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

On February 18, 2022, the Company and its subsidiary NimbeLink entered into a loan and security agreement with Silicon Valley Bank, providing a revolving line of credit for $4.0 million. The line of credit will only allow for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bears an interest rate of WSJ prime (currently 3.5%) plus 1.75% and matures in February 2023. The lender has a first security interest in all of the Company's and NimbeLink’s assets, excluding intellectual property, for which the lender has received a negative pledge and includes certain financial and non-financial covenants. The Company is required to pay monthly interest and paid an annual commitment fee of $15,000 upon signing. As of September 30, 2022, there was no balance owed on the line of credit.

Note 11. Leases

Operating leases

The Company adopted ASC 842, which became effective on January 1, 2021, using the effective date transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $3.2 million and $3.5 million, respectively, as of January 1, 2021. There was no impact to opening retained earnings or to the condensed consolidated statement of operations from the adoption of ASC 842.

The Company has made certain assumptions and judgements when applying ASC 842 including the adoption of the package of practical expedients available for transition. The practical expedients did not require the Company to reassess (i) whether expired or existing contracts contained leases, (ii) lease classification for expired or existing leases and (iii) previously capitalized initial direct costs. The Company also elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse, and test house leases expiring during different years through 2025. The facility leases have original lease terms of approximately two to five years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when the Company is reasonably certain it will renew a lease. Since the implicit rate of such leases is unknown and the Company may not be reasonably certain to renew its leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2022 and December 31, 2021, the weighted average discount rate for operating leases was 3.9% and 3.6%, respectively, and the weighted average remaining lease term for operating leases was 2.9 years and 3.7 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $21,000 and $43,000,for the three months ended September 30, 2022 and 2021, respectively. Total operating lease cost was $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively and $0.8 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of September 30, 2022 (in thousands):

Estimated future lease obligation
2022 (remaining three months)	$258
2023	974
2024	902
2025	687
Total minimum payments	2,821
Less imputed interest	(158)
Less unrealized translation gain	7
Total lease liabilities	2,670
Less short-term lease liabilities	(888)
Long-term lease liability	$1,782

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

Note 13. Income Taxes

The Company’s effective income tax rate was -2.5% and 28.9% for the nine months ended September 30, 2022 and 2021, respectively. The variance from the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2022 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance. The variance from the U.S. federal statutory rate of 21% for the three months ended September 30, 2021 was primarily related to the release of the valuation allowance attributable to the acquisition of NimbeLink.

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

The following table presents common stock reserved for future issuance(1) (in thousands):

	September 30, 2022	December 31, 2021
Stock options issued and outstanding	1,978	2,000
Stock awards issued and outstanding	483	—
Authorized for grants under the 2016 Equity Incentive Plan(2)	549	332
Authorized for grants under the Inducement Plan(3)	40	81
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	378	326
	3,428	2,739

(1) The table above excludes 541,000 treasury stock shares as of September 30, 2022 and December 31, 2021.

(2) On January 1, 2022, the number of authorized shares in the 2016 Plan increased by 404,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan; 76,000 shares were issued under the Inducement Plan during the nine months ended September 30, 2022.

(4) On January 1, 2022, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 15. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$36	$1	$71	$3
Research and development	255	211	800	591
Sales and marketing	273	230	856	658
General and administrative	556	626	1,848	1,752
Total stock-based compensation expense	$1,120	$1,068	$3,575	$3,004

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)
Balance at December 31, 2021	2,000	$12.79	7.3
Granted	314	$9.23
Exercised	(9)	$2.30
Expired/Forfeited	(327)	$13.38
Balance at September 30, 2022	1,978	$12.18	6.7

Vested and exercisable at September 30, 2022	1,334	$11.33	5.8
Vested and expected to vest at September 30, 2022	1,978	$12.18	6.7

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 was $4.87. For stock options vested and expected to vest, the aggregate intrinsic value as of September 30, 2022 and December 31, 2021, was $0.9 million and $2.2 million, respectively.

At September 30, 2022, there was $3.9 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.4 years.

Restricted Stock

The following table summarizes the Company's restricted stock unit activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2021	333	$17.55
Grants	147	$9.02
Vested and released	(85)	$17.71
Forfeited	(86)	$15.51
Balance at September 30, 2022	309	$14.01

As of September 30, 2022, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock units having a weighted average remaining contractual term of 2.6 years.

Performance Stock Units

The following table summarizes the Company's performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2021	—	$—
Grants	174	$2.20
Vested and released	—	$—
Forfeited	—	$—
Balance at September 30, 2022	174	$2.20

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. As of September 30, 2022, there was $0.3 million of total unrecognized compensation cost related to unvested PSUs having a weighted average remaining contractual term of 1.5 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility.

Share-Settled Obligation

Share-based compensation expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.5 million, respectively for the liability classified restricted stock unit payout obligation related to the 2022 executive bonus accrual. The bonus accrual is based on probable achievement on financial and other performance targets.

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

During the nine months ended September 30, 2022, the Company received $0.4 million from the issuance of 47,852 shares under the ESPP.

Note 16. Commitments and Contingencies

Facilities shut down

In the second quarter of 2022, the Company completed the move of its in-house manufacturing operations to external contract manufacturers and shut down its Arizona manufacturing operations where aftermarket fleet and AirgainConnect products were produced. The Company does not expect to incur lease exit costs as the Arizona lease expired in April 2022. In addition, the Company reduced headcount for the United Kingdom research and sales teams. The United Kingdom lease expires in September 2022. In total, the Company incurred and paid severance costs $122,624 for the nine months ended September 30, 2022, primarily related to Arizona and the United Kingdom. The company incurred no severance cost during the three months ended September 30, 2022.

Potential product warranty claims

As of September 30, 2022, the Company reserved approximately $70,000 of general warranty.

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

Note 17. Concentration of Credit Risk

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Customer A	13%	13%	17%	13%
Customer B	12%	4%	12%	3%
Customer C	12%	8%	13%	15%
Customer D	9%	14%	7%	8%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	September 30, 2022	December 31, 2021
Customer A	18%	29%
Customer B	16%	11%
Customer C	13%	3%

Concentration of Purchases

During the three and nine months ended September 30, 2022, the Company’s products were primarily manufactured by five contract manufacturers with locations in China, Mexico, Minnesota, and Vietnam and at the Company’s Arizona facility (see Note 16).

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	September 30, 2022	December 31, 2021
North America	$2,494	$2,288
Asia Pacific (APAC)	152	217
Europe, Middle East and Africa (EMEA)	170	193
Property and equipment, net	$2,816	$2,698

Note 18. Disaggregated Revenue

Disaggregated revenue are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
By Sales Channel:
Distributors and resellers	$6,851	$8,076	$28,417	$31,101
OEM/ODM/Contract manufacturer	7,164	2,014	13,818	7,193
Other	5,183	5,365	13,771	11,835
Total sales	$19,198	$15,455	$56,006	$50,129

By Market Group:
Consumer	$7,334	$4,599	$19,377	$23,800
Enterprise	6,747	8,698	24,496	19,231
Automotive	5,117	2,158	$12,133	7,098
Total sales	$19,198	$15,455	$56,006	$50,129

By Geography:
China (including Hong Kong and Taiwan)	$7,443	$5,916	$20,170	$25,025
North America	11,128	8,927	34,031	23,061
Rest of the world	627	612	1,805	2,043
Total sales	$19,198	$15,455	$56,006	$50,129

Revenue generated from the United States was $11.0 million and $8.8 million for the three months ended September 30, 2022 and 2021, respectively, and $33.7 million and $22.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 19. Subsequent Events

Appointment of Chief Financial Officer and Secretary

On October 17, 2022, the board of directors of the Company appointed Michael Elbaz as the Company’s Chief Financial Officer and Secretary. Upon his appointment, Mr. Elbaz replaced Jacob Suen, the Company’s President and Chief Executive Officer, as principal financial and accounting officer for filings under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Appointment of Chief Revenue Officer

On November 9, 2022, the board of directors of the Company appointed Morad Sbahi as the Company’s Chief Revenue Officer. Mr. Sbahi previously was the Company’s Senior Vice President of Global Product and Marketing.

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

Overview

Airgain simplifies wireless connectivity across a diverse set of devices and markets, from solving complex connectivity issues to speeding time to market to enhancing wireless signals. We segment our product offering into three, distinct sub-brands. Airgain Embedded represents our embedded modems, antennas, and development kits that are designed to help design teams bring connected products to market quickly. Airgain Integrated represents our fully-integrated, off-the-shelf products, such as our asset trackers and AirgainConnect® platform, that help solve connectivity issues in an organization’s operating environment. Airgain Antenna+ represents our external antennas, such as our fleet and IoT antennas, that help enhance wireless signals in some of the harshest environments. Our mission is to connect the world through optimized integrated wireless solutions.

As a wireless connectivity solution provider with a rich history in radio frequency technology, we are leveraging our expertise in embedded antennas and embedded modems to effectively transition from a components provider to a wireless systems provider. In 2020, we announced our patented new flagship platform – AirgainConnect®. Our first product from this platform, the AC-HPUE™ antenna-modem offers a novel solution for our public safety and automotive fleet markets by vastly improving vehicle networking capabilities. We are currently designing the next generation of products for the AirgainConnect platform, leveraging our learnings from the AC-HPUE deployment, where such products are intended to target domestic applications beyond first responders and will also target international markets.

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

The acquisition of NimbeLink supports our transition toward becoming more of a system-level company and will play an important role in our overall growth strategy to broaden market diversification, particularly within the industrial IoT space. NimbeLink’s industrial IoT expertise fits squarely into one of our targeted enterprise submarkets. Our worldwide salesforce offers an opportunity to expand the reach of NimbeLink products and also provides access to considerable design opportunities that were previously unavailable for NimbeLink products. The result is a substantial increase in the opportunities for us in the enterprise market and a more diverse offering of products and expertise for our customers.

Core Markets

The consumer market encompasses a large and growing audience of consumers using wireless-enabled devices. Our antennas are deployed in consumer access points, wireless gateways, Wi-Fi Mesh systems and extenders, smart TVs, smart home devices, and set-top boxes. Additionally, our antennas support a comprehensive array of coveted technologies, including WLAN, Wi-Fi, LTE, 5G and LPWAN. In addition, our embedded modems provide critical connectivity for consumer products that include smart coffee makers, smart refrigerators, aerial drones, e-bikes and e-scooters, and more.

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

In the automotive market, our products are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment, supporting a variety of technologies that include Wi-Fi, 3G, LTE, 5G, Satellite and LPWAN. The fleet and aftermarket segment of the automotive market consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within this unique market segment, there has been a rise in the number of antennas per vehicle. Currently, the majority of our revenues are derived from fleet and aftermarket sales and going forward, our strategy is to augment our current sales in the automotive aftermarket with design wins and sales, including follow-on products in the AirgainConnect family that are designed to address broader market segments in Automotive aftermarket both domestically and internationally.

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

COVID-19 Pandemic

The United States and other countries around the world are experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel to certain locations, temporary closures of our customer or supplier facilities, and through third quarter 2022 disruptions with certain components in our supply chain located in Asia as well as those of our customers. To address these challenges, we have identified and will continue to identify proactive purchases of long lead time inventory to mitigate global supply chain issues. Such disruptions to our customers have had a negative impact on our sales and operating results during 2022 and may continue to have a negative effect on our operating results in future quarters.

The impact of the COVID-19 pandemic on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including continuing effects of COVID-19 on our customer product rollouts, continuation of the global supply shortages, our ability to mitigate against such shortages through proactive advance purchases of long lead time inventory, the growth in sales of AC-HPUE and follow on products in the AirgainConnect family, or other related products, continued improved performance of our contract manufacturers and success in expanding NimbeLink opportunities and sales.

Our performance and future success also depend on factors such as manufacturing costs, continued investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average selling prices of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on, among other things, new and existing end-customers selecting our antenna solutions for their wireless devices and networks, the impact of the COVID-19 pandemic, as discussed above, the deployment level, performance and customer satisfaction of AC-HPUE and any follow on products in the AirgainConnect family, the proliferation of Wi-Fi connected home devices and data intensive applications, trends related to in-house design in our traditional set top market, investments in our growth to address customer needs, the impact of the global supply shortage on our business and that of our end customers, our ability to target new end markets, development of our product offerings and technology solutions, and international expansion, as well as our ability to successfully integrate past and any future acquisitions.

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended September 30, 2022.

While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in greater detail in the section entitled “Risk Factors” included in this quarterly report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K.

Seasonality

Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. Although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Lunar New Year. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change because of general customer demand or product cycles.

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

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our personnel and commissions earned by our third-party sales representative firms. Sales and marketing expenses also includes the costs of trade shows, advertising, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expenses to fluctuate as a percentage of total sales.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Statement of Operations Data:
Sales	$19,198	$15,455	$56,006	$50,129
Cost of goods sold	11,755	9,909	33,902	30,387
Gross profit	7,443	5,546	22,104	19,742
Operating expenses:
Research and development	2,901	2,698	9,117	8,130
Sales and marketing	2,808	2,484	8,552	7,412
General and administrative	2,998	3,307	9,738	10,201
Change in fair value of contingent consideration	—	103	—	1,660
Total operating expenses	8,707	8,592	27,407	27,403
Loss from operations	(1,264)	(3,046)	(5,303)	(7,661)
Other (income) expense	(17)	(7)	2	(6)
Loss before income taxes	(1,247)	(3,039)	(5,305)	(7,655)
Income tax expense (benefit)	52	30	134	(2,214)
Net loss	$(1,299)	$(3,069)	$(5,439)	$(5,441)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.2	64.1	60.5	60.6
Gross profit	38.8	35.9	39.5	39.4
Operating expenses:
Research and development	15.1	17.4	16.3	16.2
Sales and marketing	14.6	16.1	15.2	14.8
General and administrative	15.6	21.4	17.4	20.4
Change in fair value of contingent consideration	—	0.7	-	3.3
Total operating expenses	45.4	55.6	48.9	54.7
Loss from operations	(6.6)	(19.7)	(9.5)	(15.3)
Other (income) expense	(0.1)	(0.0)	0.0	(0.0)
Loss before income taxes	(6.5)	(19.7)	(9.5)	(15.3)
Income tax expense (benefit)	0.3	0.2	0.2	(4.4)
Net loss	(6.8)%	(19.9)%	(9.7)%	(10.9)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021 (dollars in thousands)

Sales

	Three months ended September 30,
	2022	2021	$ Change	% Change
Sales	$19,198	$15,455	$3,743	24.2%

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Sales	$56,006	$50,129	$5,877	11.7%

Sales increased for the three months ended September 30, 2022, compared to the same period in the prior year. Revenue from our consumer market increased $2.7 million to $7.3 million for the current quarter from $4.6 million for the same period in the prior year, primarily due to easing of global supply shortages impacting our customers' product rollout and sales. Revenue for our automotive market increased $2.9 million to $5.1 million for the current quarter, from $2.2 million for the same period in the prior year, primarily due to higher aftermarket sales. These increases were partially offset by a $1.9 million decrease of our enterprise market revenue to $6.8 million for the current quarter from $8.7 million for the same period in the prior year, primarily due to lower sales of industrial IoT products and enterprise Wi-Fi access point products.

Sales increased for the nine months ended September 30, 2022, compared to the same period in the prior year. Revenue from our enterprise market increased $5.3 million, to $24.5 million for the current nine months from $19.2 million for the same period in the prior year, primarily due to higher revenues generated from the sale of industrial IoT products and enterprise Wi-Fi access point products during the first half of 2022. Revenue for our automotive market increased $5.0 to $12.1 million for the current nine months, from $7.1 million for the same period in the prior year, primarily due to higher aftermarket and AC-HPUE sales. These increases were offset by a $4.4 million decrease of our consumer market revenue to $19.4 million for the current nine months from $23.8 million for the same period in the prior year, primarily due to weakness caused by global supply shortages impacting our customers' product sales during the first half of 2022.

Cost of Goods Sold

	Three months ended September 30,
	2022	2021	$ Change	% Change
Cost of goods sold	$11,755	$9,909	$1,846	18.6%

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Cost of goods sold	$33,902	$30,387	$3,515	11.6%

Cost of goods sold increased $1.8 million for the three months ended September 30, 2022 compared to the same period in the prior year. This increase was mainly due to sales growth, but at a lower pace due to favorable sales mix and lower manufacturing costs.

Cost of goods sold increased $3.5 million for the nine months ended September 30, 2022 compared to the same period in the prior year. This increase was mainly due to sales growth, but grew at a lower rate due to the first quarter 2021 inventory step-up adjustment of $0.4 million and overall lower manufacturing costs in 2022.

Gross Profit

	Three months ended September 30,
	2022	2021	$ Change	% Change
Gross profit	$7,443	$5,546	$1,897	34.2%
Gross profit (percentage of sales)	38.8%	35.9%		2.9%

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Gross profit	$22,104	$19,742	$2,362	12.0%
Gross profit (percentage of sales)	39.5%	39.4%		0.1%

Gross profit as a percentage of sales increased by 2.9% for the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to a favorable consumer revenue mix and aftermarket margin improvements.

Gross profit as a percentage of sales increased by 0.1% for the nine months ended September 30, 2022 compared to the same period in the prior year as unfavorable consumer revenue mix was offset by the effect of first quarter 2021 inventory step-up adjustment and gross margin improvements.

Operating Expenses

	Three months ended September 30,
	2022	2021	$ Change	% Change
Research and development	$2,901	$2,698	$203	7.5%
Sales and marketing	2,808	2,484	324	13.0%
General and administrative	2,998	3,307	(309)	(9.3)%
Change in fair value of contingent consideration	—	103	(103)	(100.0)%
Total operating expenses	$8,707	$8,592	$115	1.3%

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Research and development	$9,117	$8,130	$987	12.1%
Sales and marketing	8,552	7,412	1,140	15.4%
General and administrative	9,738	10,201	(463)	(4.5)%
Change in fair value of contingent consideration	—	1,660	(1,660)	(100.0)%
Total operating expenses	$27,407	$27,403	$4	0.0%

Research and Development

Research and development expense increased $0.2 million or 7.5% for the three months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due to higher product development expenses.

Research and development expense increased $1.0 million or 12.1% for the nine months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due to higher personnel-related costs. Contributing to the increase of research and development expense was higher product development and engineering service expenses.

Sales and Marketing

Sales and marketing expense increased $0.3 million or 13.0%, for the three months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due to higher people costs and increased advertising and tradeshow expenses.

Sales and marketing expense increased $1.1 million or 15.4%, for the nine months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due to higher people costs and advertising, tradeshows and external services.

General and Administrative

General and administrative expense decreased $0.3 million or 9.3% for the three months ended September 30, 2022, compared to the same period in the prior year. The decrease was primarily due to lower people costs and outsourced services.

General and administrative expense decreased $0.5 million or 4.5% for the nine months ended September 30, 2022, compared to the same period in the prior year. The decrease was due to lower people costs and higher general and administrative expense allocation to other departments.

Change in Fair Value of Contingent Consideration

During the three and nine months ended September 30, 2021, we recorded a change in fair value of contingent consideration related to the NimbeLink acquisition of $1.7 million based on the forecasted revenue targets as of September 30, 2021.

Other (Income) Expense

	Three months ended September 30,
	2022	2021	$ Change	% Change
Interest income, net	$(26)	$(6)	$(20)	333.3%
Other expense	9	(1)	10	(1,000.0)
Total other income	$(17)	$(7)	$(10)	142.9%

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Interest income, net	$(37)	$(21)	$(16)	76.2%
Other expense	39	15	24	160.0
Total other expense (income)	$2	$(6)	$8	(133.3)%

Other expense for the three and nine months ended September 30, 2022, consists primarily of credit card interest expense.

Liquidity and Capital Resources

We had cash and cash equivalents of $9.2 million at September 30, 2022.

Before 2013 we had incurred net losses in each year since our inception and have incurred net losses for the years ended 2018, 2020, and 2021. As a result, we had an accumulated deficit of $62.9 million at September 30, 2022.

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

On February 18, 2022, we and our subsidiary NimbeLink Corp entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we together have a revolving line of credit for $4.0 million. As of September 30, 2022, there was no balance owed on the line of credit. The line of credit will only allow for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bears an interest rate of WSJ prime (currently 3.25%) plus 1.75%,and matures in February 2023. The lender has a first security interest in all of our and NimbeLink’s assets, excluding intellectual property, for which the lender has received a negative pledge.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$2,083	$(6,921)
Net cash used in investing activities	(624)	(14,727)
Net cash (used in) provided by financing activities	(6,780)	2,429
Net decrease in cash, cash equivalents and restricted cash	$(5,321)	$(19,219)

Net cash provided by operating activities. Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 2022. This was primarily driven by $6.4 million in non-cash expenses and $1.1 million net change in operating assets and liabilities, offset by the net loss of $5.4 million.

Net cash used in investing activities. Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2022, was primarily for purchases of property and equipment.

Net cash used in financing activities. Net cash used in financing activities of $6.8 million for the nine months ended September 30, 2022, was primarily to pay business acquisition, partially offset by proceeds from common stock issuances under the ESPP and offset by taxes paid from the net restricted shares issued upon vesting.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2022, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to such risk factors. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, other than as set forth below. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

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

In May 2020 we announced the AirgainConnect platform, including AirgainConnect AC-HPUE, an integrated FirstNet Ready™ high-power LTE modem. The introduction of the AirgainConnect platform represents a new platform that integrates high-power mobile modem technology with an antenna into the same package, enabling performance for 4G and 5G communications. The introduction of the new AirgainConnect platform, and the transition to a more expansive level of advanced product solutions, will require coordination of efforts and increased time and resources. If we fail to gain market acceptance with our customers, suppliers and manufacturers, our operating results will be materially and adversely affected, and our business and prospects will be harmed. In the third quarter of 2022, AT&T ceased special promotional service credits related to our AC-HPUE product, which has adversely affected and may continue to adversely affect sales of that product. In addition, while we plan to rollout follow-on products for the AirgainConnect platform, we may not [MB(2] be able to successfully develop such products and, even if do, such products may not achieve meaningful market acceptance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Appointment of Chief Revenue Officer

Effective November 7, 2022, our board of directors of appointed Morad Sbahi as our Chief Revenue Officer. Mr. Sbahi previously was our Senior Vice President of Global Product and Marketing from February 2021 until his appointment as Chief Revenue Officer. Prior to that, Mr. Sbahi served as the Vice President of Corporate Strategy since February 2020 and General Manager of EMEA from 2013-2020. Before joining Airgain, Mr. Sbahi served as General Manager, EMEA for SMC Networks, Inc., and in other management positions with Broadcom, Texas Instruments, Applied Micro Circuits, and Ubee Interactive. Mr. Sbahi holds a BS in electrical engineering from Virginia Tech and an MBA from the Warwick Business School.

There are no family relationships between Mr. Sbahi and any director or executive officer of the company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with this new role, we entered into an amendment to his employment agreement. dated February 18, 2021, or the Employment Agreement, reflecting his new position, pursuant to which he will receive an annual base salary of $275,000 and will be eligible to receive an annual incentive bonus at an initial target of 60% of his annual base salary. Mr. Sbahi’s annual bonus for 2022 will be prorated for the portion of the year in his new position.

In connection with the commencement of his new role on November 9, 2022, Mr. Sbahi received stock options to purchase up to 50,000 shares of our common stock under our 2016 Incentive Award Plan. or the Plan. The stock options have an exercise price per share equal to the closing price of our common stock on the Nasdaq Stock Market on the date of grant. The stock options will vest over a four-year period, subject to Mr. Sbahi’s continued service to us through the applicable vesting dates. The stock options have a term of ten years from the date of grant. In addition, in connection with his new role, on November 9, 2022, Mr. Sbahi received 50,000 restricted stock units, or RSUs, under the Plan. The RSUs will vest over a four-year period, subject to Mr. Sbahi’s continued service to us through the applicable vesting dates. The stock options and RSUs shall become fully vested in connection with certain qualifying terminations of service within 60 days prior to or following a change in control of the company, as described in the Employment Agreement.

The foregoing description of the amendment to Mr. Sbahi’s Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K to be filed with respect to the fiscal year ended December 31, 2022, and his existing Employment Agreement, which was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 6, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen stock certificate evidencing the shares of common stock

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

AIRGAIN, INC.

Date: November 14, 2022	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: November 14, 2022	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer (principal financial and accounting officer)