Form 10-K
period 2022-12-31
AIRGAIN INC
filed 2023-03-20
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $83.5 million, based on the closing price of the Registrant’s common stock on The Nasdaq Capital Market of $8.12 per share.

The number of shares of Registrant’s common stock ($0.0001 par value) outstanding as of March 6, 2023, was 10,264,850.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AIRGAIN, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2022

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical fact contained in this annual report, including statements regarding our future operating results, financial position and cash flows, the impact of COVID-19, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,”, “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

References to “Airgain, Inc.,” “Airgain,” the “Company,” “we,” “our” and “us” include Airgain, Inc. and our wholly-owned subsidiary.

ITEM 1. BUSINESS

Overview

Airgain is a leading provider of wireless connectivity solutions that creates and delivers embedded components, external antennas, and integrated systems across the globe. Airgain simplifies wireless connectivity across a diverse set of devices and markets, from solving complex connectivity issues to speeding time to market to enhancing wireless signals. Our product offering includes three distinct sub-brands. Airgain Embedded™ represents our embedded modems, antennas, and development kits that help design teams bring connected products to market quickly. Airgain Antenna+™ represents our external antennas, such as our fleet and Internet of things (IoT) antennas, that help enhance wireless signals in some of the harshest environments. Airgain Integrated™ represents our fully integrated products, such as our asset trackers,5G connectivity solutions, and AirgainConnect® platform, that help solve connectivity issues in an organization’s operating environment. Our mission is to connect the world through optimized, integrated wireless solutions.

Airgain’s core business primarily focuses on the following three key markets:

•
Enterprise. The enterprise market is characterized by devices that provide reliable wireless access for high-density environments such as buildings, campuses, transportation terminals and stadiums. Within this market our antennas are deployed across a wide range of systems, devices, and applications that include access points and gateways, fixed wireless access infrastructure, small cells, massive MIMO, and remote radio heads. In addition, our embedded modems are deployed across various markets with high demand for connectivity, including packaging and logistics, EV charging, smart city and smart building applications, agriculture, asset tracking, and more. We continue to deploy our asset trackers across a variety of transportation, supply chain, cold chain, and other unique applications and we continue to develop WiFi access and other custom products for multiple commercial uses.
•
Consumer. The consumer market encompasses a large and growing audience of consumers using wireless-enabled devices. Our antennas are deployed in consumer access points, wireless gateways, Wi-Fi Mesh systems and extenders, smart TVs, smart home devices, and set-top boxes. Additionally, our antennas support a comprehensive array of technologies, including WLAN, Wi-Fi, LTE, 5G and LPWAN. We plan to roll out of our new 5G connectivity product lines, improving 5G access and customer experience through fixed wireless access (FWA) and repeaters for our service provider customers.
•
Automotive. In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket segment, supporting a variety of technologies that include Wi-Fi, LTE, 5G, Satellite and LPWAN. The fleet and aftermarket segment of the automotive market typically consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within this unique market segment, there has been a rise in the number of antennas per vehicle, which is especially true in the first responder, utility, agriculture, and service fleet markets where in-vehicle equipment increasingly demands connectivity.

As a wireless connectivity solution provider with a rich history in radio frequency (RF) technology, we are leveraging our expertise in embedded antennas and embedded modems to effectively transition from a component provider to a wireless systems provider. In 2020, we announced our patented vehicle networking flagship platform – AirgainConnect. Our first product from this platform, the AC-HPUE™ antenna-modem offers a novel solution for our public safety and automotive fleet markets by improving vehicle networking capabilities and we are developing our next generation products directed towards a broader vehicle market size. We have also designed an entire line of cellular-based, ruggedized asset trackers that deliver real-time location and condition data on assets, whether they are indoors, outdoors or in transit. In addition, we have a robust custom products offering where we design and build integrated products such as cellular routers, large venue WiFi access points, and external cellular modem modules for major original equipment manufacturers (OEMs). Finally, our advanced development team expect to roll out several new products this year designed to improve the 5G customer experience, further helping enable our move into a leadership position in the new wave of technologies and platforms.

After a significant shift in 2022, we transitioned to a fabless model where we use third parties to manufacture our products while maintaining oversight for critical quality, test, and calibration functions. In addition, we maintain a deliberate intellectual property strategy that includes patent and trademark filings in multiple jurisdictions including the United States and other commercially significant markets. As of December 31, 2022, we had over 281 issued and pending patents worldwide.

Key Differentiators

While there is significant competition in the wireless connectivity market, we believe that we are able to differentiate ourselves in three distinct areas:

Simplifying Wireless

The common thread throughout all of our offerings is our commitment to simplifying wireless connectivity. In engineering circles, RF design can be known as “black magic,” as it is often complex and difficult to optimize. Our foundation was built on complex antenna design, where we would solve for signal issues not only within the device, but within the environment as well. As we added new product lines, this specialty in simplifying wireless became a connecting theme. Whether this includes complex antenna design, end-device certified modems, cellular asset trackers, or signal-enhanced vehicle networking, we help you get connected quickly. Moving forward, our focus is to leverage this core competency to move into a leadership position in the new wave of technologies and platforms as they become increasingly integrated and complex. We believe Airgain is poised to make a significant impact in the wireless connectivity space.

High Growth Technologies

With a highly experienced RF engineering team on staff, Airgain has expertise in many of the high-growth wireless technologies in the industry including 5G, WiFi 6/6E/7, IoT, FWA and much more. The latest Wi-Fi 6 (802.11ax) standard is considered a true wired equivalent and can enable higher definition video streaming and services with use cases that require higher data rates. It improves the average throughput per user by a theoretical factor of at least four times over WiFi 5, which will also allow for dense IoT deployments.

According to our research of publicly available data, global 5G connections are doubling every year and are expected to reach 5.9 billion by the end of 2027. Also, we further estimate from our research that 5G service revenue will represent 80% of global operator revenue by 2027. Due to the broader adoption of 5G, the FWA market is expected to grow fivefold by 2028, according to publicly available data, and will account for almost nine percent of all broadband access lines. This uptake is being driven by increased user demand, government support, enhanced data performance, reduced power consumption, user friendliness, and a desire by operators to capture market share in fixed broadband services.

In addition, while the proliferation of 5G will increase wireless bandwidth significantly, it will also create significant coverage issues, as 5G signals do not travel as far as lower band signals. This will require a significant investment in additional infrastructure by the network operators to deliver adequate coverage to all customers who utilize 5G. While coverage gaps can be resolved by installing additional base stations, this problem can be more affordably solved through the use of smart repeaters and other signal enhancing devices.

We work closely with leading wireless chipset manufacturers, carriers, hardware manufacturers, software developers, key service providers, and OEMs to remain on the cutting edge of new wireless technologies.

Breadth of Product Line and Services

Through our acquisitions over the last several years, we broadened our product portfolio significantly. Not only have these acquisitions increased the overall number of products, but our products now also span the entire value chain from embedded components to off-the-shelf products. Our products are intended to help designers by simplifying the process of building wireless connectivity into their products. Further down the value chain, our products also help fleet managers address connectivity needs for their vehicles where field data needs exist.

In addition, we expanded our product categories beyond just antennas. While hardware has been our core offering historically, we expanded our offering to include software, data, and services. NLink is a middleware platform working with user software to manage devices remotely, collect device data, and send that data into enterprise software systems through APIs. We also recently launched a network management platform and we are constantly seeking ways to enhance our software offering. In addition, our design, engineering, and testing services help us stand out among component manufacturers, and our data plans offer one-stop connectivity for our customers.

Products

Our products are found in a broad range of applications and end-user devices that are deployed in carrier, fleet, enterprise, residential, private, government, and public safety wireless networks and systems, including set-top boxes, access points, routers, modems, gateways, media adapters, Wi-Fi extenders, portables, digital televisions, sensors, and fleet and asset tracking devices. Our product portfolio is organized into three distinct sub-brands, depending on the distinct needs of each end customer. These sub-brands are Airgain Embedded, Airgain Integrated, and Airgain Antenna+.

Airgain Embedded

This sub-brand is targeted towards design teams, such as design engineers, system architects, and software engineers. Generally, this audience is designing a product that requires connectivity but needs a simplified RF design either due to lack of expertise or resources or is simply looking for a shortened time to market. The products within this brand include:

•
Embedded Antennas - We engage with chipset providers, carriers, original design manufacturers (ODMs) and OEMs to develop highly integrated and customized embedded antenna solutions. While we have over a thousand models of embedded antennas supporting the common wireless standards, our embedded solutions are designed specifically to optimize the connectivity of an individual device, and therefore they are usually unique for that specific customer device as a solution set. It is common practice for us to draw from our existing antenna design library when implementing embedded antenna programs, which drives constant improvement and evolution in performance, while reducing time to market.
•
NimbeLink Embedded Modems – our patented NimbeLink modems are end-device certified, meaning further carrier certifications by our customers are normally unnecessary for intended products. We offer a full line of LTE solutions as well as products with integrated GPS/GNSS radios. All NimbeLink products are 20-pin-compatible, enabling easy integration and simplifying the process of changing technologies in the future as they become available. This time-to-market advantage allows developers to quickly design-in connectivity to cellular networks around the world. We also engage in turnkey design and manufacture of custom modems.
•
Cellular IoT Development Kits – We offer a range of cellular IoT development kits that can help design teams implement rapid prototyping by plugging into most major boards and incorporating major interfaces like Raspberry Pi, Mini-PCI, Arduino, and BeagleBone. Whether for designing a circuit board, adding cellular connectivity to an existing product, or building onto one of today’s sophisticated microprocessors or microcontrollers. Our NimbeLink brand IoT development kits simplify cellular modem connectivity and product prototyping. Our kits allow direct modem connection to a circuit board with everything needed for successful prototyping. Our kits plug into boards from Renesas, Texas Instruments, ST Micro, NXP, and more, offering not just easy addition of a NimbeLink modem but advanced capabilities to complement those of the microprocessor board.

Airgain Integrated

This sub-brand is targeted toward fleet managers, logistics managers, operations team, IT teams, and other decision makers who are looking to solve critical connectivity issues in their operating environments. We have leveraged our expertise in antennas and cellular modems to shift from exclusively manufacturing components to delivering fully integrated systems that work within your current infrastructure to improve your coverage, enhance your data collection, and deliver a return on investment (ROI). The products within this brand include:

•
Asset Trackers – Our asset tracking solution leverages a cellular backbone with WiFi and GPS triangulation along with a myriad of sensors that include temperature, motion, distance, tilt, humidity, and more to track the location and condition of an asset indoors, outdoors, or in-transit. The focus of our asset tracking solutions is tracking non-powered assets that move around geographically in and out of areas without a local network. The solution combines low power, battery operated edge devices, with its NLink cloud-based device enablement platform, providing an asset tracking solution that can be deployed quickly and in many different applications. NLink is not only able to perform remote-device management and pull data from the devices, but is also able to deliver that data to any enterprise system through a set of open APIs, making it adaptable in any environment.
•
AirgainConnect – In 2020 we introduced the AC-HPUE product, the first antenna-modem from our break-through AirgainConnect platform. The AC-HPUE integrates a high-power LTE modem with high gain antennas in one enclosure to reduce signal loss and support transmission of the maximum allowable radiated power. We are currently developing the next generation products in the AirgainConnect platform, which is intended to address a broader vehicle market size.
•
5G Connectivity – In 2023, we announced a new line of products that address common 5G connectivity issues in order to reduce deployment costs and improve the customer experience. As network operators look to compete with broadband providers for home and office internet service, FWA devices provide the connecting link that converts 5G cellular signals to WiFi and ethernet. However, the FWA devices currently in-market do not provide the coverage or signal to remain competitive with existing broadband offerings. Airgain’s outdoor FWA devices provide a much stronger signal along with an easy installation kit and a network management software stack. In addition, as the 5G network grows, it becomes more difficult to provide the same coverage with the existing infrastructure. Airgain’s Lighthouse™ smart repeaters are able to receive the 5G signal, clean up any echo, and power the signal forward. Our unique features, such as beamforming antennas and carrier aggregation, allow the network operators to reduce deployment costs even further.
•
White Label – We also engage in turnkey design and manufacture of white label industrial internet-of-things (IIoT) solution services, enterprise-class wireless products, FWA products, and more.

Airgain Antenna+

This sub brand is targeted toward both design teams and end-users looking for the quickest and easiest way to enhance their signal. The Airgain Antenna+ brand, an iteration of our Antenna Plus brand, offers a full line of external fleet, IoT, and fixed antennas that are rugged, reliable, and flexible to meet almost any need. Designed for all environments, our broad range of highly integrated and multi-band products support a variety of applications from kiosk and ATM connectivity to government and public safety vehicular applications. We have over 20 years of experience designing mission critical automotive fleet and mobile antenna applications. As the original inventor of the low-profile cellular antenna, we are known for our market leading performance, quality, and long product life and our antennas connect to almost any vehicular router or modem.

•
Fleet Antennas – A full line of high-performance, low-profile multiple-input multiple-output (MIMO) fleet and public safety antennas that mount on the roof, trunk, windshield, or dashboard and are optimized for 5G, 4G, Wi-Fi, and GPS. Fleet antennas have a 5-year limited warranty, which is the longest in the industry, and most are IP67 rated and offer flexible connectors to allow for custom cable harnesses.
•
IoT Antennas – A full line of IoT and M2M antennas to fit almost any application, whether you need a simple dipole or paddle antenna or need a ruggedized IP67 MIMO antenna that can mount on almost any surface.
•
Fixed Antennas - Branch antennas for CBRS and lower C-Band that help improve signal to a fixed office or branch, whether in a point-to-point of point or multipoint application.

Growth Strategy

We are in the process of transitioning from exclusively a component manufacturer to a wireless system solutions provider, targeting higher levels of integration and complexity. Climbing the value curve and expanding our presence in adjacent markets are key ingredients to our growth strategy. In terms of markets, the growth strategy is centered around targeting three key markets: consumer, enterprise and automotive. The consumer market provides foundational revenue, with enterprise and automotive markets representing the primary growth markets. The following graphic provides a summary of our estimated serviceable available market within each of these three markets. As highlighted in the graphic below, based on publicly available market research and our internal ASP estimates, we estimate a serviceable available market (SAM), to be in excess of $16.5 billion as of the end of 2023.

Consumer

Within the foundational consumer market, most of the revenue comes from designing embedded antenna systems for gateways and routers that are sold to cable multiple system operators, (MSOs). While the MSO companies have faced “cord-cutting” in favor of over-the-top, (OTT), internet-based programming, the cord-cutting trends have not impacted the market for gateways and routers, as OTT devices still need access to the internet in the home through Wi-Fi via the gateway.

The transition towards Wi-Fi 6 standards, and more recently the 6GHz extension to Wi-Fi 6, labelled Wi-Fi 6E, is driving a new wave in device upgrades. The shift toward Gigabit Wi-Fi 6 is creating increased demand for our solutions as the number of antennas per device increases substantially. Given the performance improvements over existing systems, service providers around the world are expediting their upgrade cycle towards higher performing consumer devices, driving a device design refresh cycle.

We continue to penetrate an increasing scope of adjacent wireless device applications within the consumer market such as home security, smart appliances, and connected healthcare devices. We are also expanding our footprint in these markets through support of an increasing range of IoT wireless standards, such as Bluetooth, ZigBee, Z-Wave, Thread, NB-IoT and LoRa WAN. Our engineering team provides custom antenna solutions to support a variety of device constraints, including flexible antenna technology for curved and smaller form factors, and specific absorption rate, (SARs), compliant antennas for body worn applications.

With the proliferation of 5G, device connectivity is becoming critical to the user experience. Because of this, Airgain has been focused on developing devices that improve network, commercial, and residential connectivity. We believe FWA is a key application for 5G by allowing cellular operators to compete with wired broadband providers, and we have begun to establish a leadership position in this rapidly growing space. We currently offer three options for FWA, which include custom antenna designs for dozens of devices currently on the market, supplementing deployed indoor FWA devices with external antennas for a better signal, and a complete reference design for an outdoor FWA device. The design incorporates directional antennas for optimal signal and includes a software management stack and easy installation kit to make implementation simpler. We plan to offer multiple go-to-market pathways to monetize this design.

Also, coverage is the foundation for any wireless use case. As network operators shift towards 5G technology, signal strength and distance become growing challenges. Adding enough base stations to provide broad coverage can be cost prohibitive. Airgain has developed a line of smart repeaters that can receive a cellular signal, clean up any echo, and boost the signal, thereby extending the coverage for a much lower cost. The network repeater also offers carrier aggregation, allowing for two different 100MHz bands to be repeated from the same device, providing additional cost savings. These 5G connectivity devices allow Airgain to effectively shift from merely selling products with network operators to selling to operators.

Automotive

In the automotive market, the trend towards the ubiquitous connected car and the demand for increasingly complex aftermarket/fleet wireless connectivity solutions, are key growth drivers for us. The automotive market represents a considerable growth opportunity both near and long term. We have a significant portfolio of automotive antenna connectivity solutions, from embedded solutions for OBD II, IHU and connected car gateways, to custom ‘shark fin’ style antennas for automotive applications, mainly targeting mobile and automotive fleet applications for government, public safety, and enterprise applications. The strategy is to continue to leverage the Airgain Antenna+ sub-brand in the North American fleet and public safety automotive aftermarket segments. For longer term revenue growth opportunities, we are pursuing the European and other international aftermarket fleets.

The patented AirgainConnect platform with our initial antenna-modem product, the AC-HPUE, and our future derivatives are expected to be the key growth contributor to the automotive market in the longer term. The AC-HPUE's primary users are first responders, however there are also extended-primary user opportunities from transit agencies, public-utility, tow-truck companies, school districts, state child-protective-services agency, airports, and television/media news outlets. We are developing the next generation AirgainConnect platform products to be carrier independent as well as include additional features that improve functionality and ease of use to address a broader portion of the vehicle market.

Enterprise

Within the enterprise market, we are targeting new 5G devices, primarily sub-6GHz for integrated smart antenna systems. as well as integrated devices. We are currently developing intellectual property with our 5G and WiFi 6/6E/7 antenna designs. Because of the complexity of integration and unique architectures across a broad range of frequency bands, including CBRS, C-Band, and mmWave, we have developed the ability to not only simplify the RF design, but are futureproofing 5G implementations as well. We expect this trend in 5G-enabled device opportunities to continue to ramp in 2023 and beyond, providing an opportunity for us to capitalize on this rapidly growing market trend. Our strategy in the enterprise Wi-Fi submarket is to focus on custom embedded and external antenna systems for the top global OEMs in this market. We have replicated this success in white label development with both WiFi and cellular devices, offering us a significant opportunity in custom products.

Massive MIMO is a growing trend in 5G base stations that helps focus the signal and brings drastic improvements in throughput and efficiency. This is accomplished by adding a much higher, or “massive” number of antennas to a base station to improve the performance. Airgain has partnered with major chipset and radio unit manufacturers to build reference designs for massive MIMO antennas that can deliver significant spectral efficiencies over standard MIMO systems. This allows Airgain to target network operators with an even broader portfolio of 5G products and services.

With the addition of NimbeLink products in 2021, we have greatly expanded our footprint in the enterprise market. As demand for connected products continues to grow, time to market becomes a competitive advantage. Our NimbeLink Embedded Modems save hardware and software designers months of delay and tens of thousands of dollars invested in carrier certification. This appeals to high growth markets such as EV charging, video-surveillance-as-a-service (VSaaS), oil and gas, and heavy equipment. NimbeLink modems also require little RF design knowledge as they are easy to integrate into any product design. With the addition of our standard 20-pin connector to the board, the device manufacturer is able to add significant flexibility to the overall design with the ability to exchange technologies and module manufacturers to fit the connectivity needs and supply chain demand.

In addition, our line of asset trackers has increased our market share within the IIoT market by offering a simple way to track the location and condition of organizational assets indoors, outdoors and in transit. By leveraging cellular networks for data transfer, our customers avoid the costly infrastructure needed for various other wireless technologies. In addition to location, our asset trackers come with several built-in sensors that track status such as temperature, humidity, tilt, motion, and others. This greatly expands the use cases for our asset trackers to include cold chain, weights and measures, condition monitoring, and more.

Every connected product needs a modem and an antenna. Taking advantage of our broad portfolio, including antennas, modems, asset trackers, FWA devices, repeaters, software, custom products, and more, we believe we are able to solve complex problems across the value chain for enterprise customers.

Key elements of our strategy include:

•
Transition from components to solutions – Our primary core business historically was embedded components. This continues to be a significant portion of our business, however with the launch of the AirgainConnect platform, our asset tracking solutions, our 5G devices, and our custom product development, we are transitioning to a wireless connectivity solutions provider. We believe the transition to a wireless solution provider will offer more value to customers, offer higher average selling prices, and drive growth in all three major markets.
•
Implement solution-selling – The expansion of our product line through both organic and inorganic growth has created a large portfolio from which the sales team can draw. Rather than selling individual product lines, we are implementing a solution-selling philosophy that allows for our sales representatives to consult with the customer and then draw from a deep ”cupboard” of products that can help solve the connectivity issues within the organization.
•
Develop into new products and markets – We have invested in a highly experienced advanced development team that is actively developing future products that will serve current and new markets. We will leverage our core competencies in wireless simplification, product innovation, integration, and performance verification to continue to release new wireless connectivity solutions that solve critical needs in the marketplace.
•
International growth – While the largest share of our revenues originate from the United States, the company also has a significant presence in Asia and EMEA. Our team in Asia largely services our OEM and ODM partners; however, we have several opportunities to expand our selling relationships throughout the region. We plan to leverage our technology leadership and global relationships to grow our presence in Europe, APAC, the Middle East, and more.
•
Recurring revenue – We currently benefits from various sources of recurring revenue that create a foundation of long-term success. These include software, data, testing, services, and licensing. As we expand our revenue models, we will look to grow our sources of recurring revenue so as to create predictable, steady growth.
•
Acquire complementary technologies, assets and companies – The market for wireless solutions is diverse and fragmented. Opportunities arise for acquisition of technologies, assets and companies that would complement our business. We continue to consider acquisitions that will enable us to improve our market footprint, strategic position, and allow us to take advantage of economies of scale through consolidation.

Sales and Marketing

Our sales and marketing organizations work together closely to improve market awareness, build a strong sales pipeline, and cultivate ongoing customer relationships to drive sales growth.

Sales

Our global sales effort consists of direct and indirect sales teams, and indirect channel partners. Our direct sales team consists of inside sales personnel based in the United States, China and Taiwan and our outside field sales teams based in the United States, the United Kingdom, South Korea, China, and Taiwan. Our outside field sales teams consist of business, sales, account, technical marketing and program managers, and field application engineers, (FAEs). Our indirect channel partners consist of distributors, engineering design companies and outside sales representatives. We have also recently begun to develop a presence on several online marketplaces where our target markets shop.

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

Our indirect channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. This channel partner network often co-sells with our inside sales and field sales teams. Our channel provides us with additional sales leverage by sourcing new prospects, providing technical support to existing customers, upselling for additional use cases, and maintaining repeat business with existing customers. These channels provide added coverage to customers and prospects we cannot reach directly.

Marketing

Our marketing strategy is focused on building a competitive advantage for our brands and products in the marketplace. We target two types of customers. For Airgain Embedded products, such as our embedded antennas and NimbeLink modems, we target design teams within OEMs and ODMs. For our integrated products, such as our asset trackers, 5G connectivity products, and AirgainConnect AC-HPUE, we target end user markets. We use both direct and indirect promotional methods to engage our audiences. Direct methods include advertising, web properties, marketing collateral, email campaigns, paid and organic social media, search engine marketing, media relations, content marketing, direct mail, tradeshows and events, and general lead generation tactics. Indirect methods include co-marketing efforts together with resellers, distributors, system integrators, hardware and software partners, and carriers. Both are areas where we plan to invest greater efforts in the future.

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

Manufacturing and Operations

In the second quarter of 2022, we completed the move of our in-house manufacturing operations to external contract manufacturers and shut down our Arizona manufacturing operations where aftermarket fleet and AirgainConnect products were produced. Since then, all of our manufacturing has been done at contract manufacturers (CMs) located in the United States, China, Vietnam, and Mexico. We have long-term relationships with certain of these CMs, and work together to control raw materials, assembly, test, quality and shipment of our products. We perform quality assurance and testing at our California, Scottsdale and Minnesota facilities and monitor the quality performance of our CMs through quality reports and periodic audits.

We maintain a close direct relationship with our CMs to help ensure supply and quality meet our requirements. The contract manufacturing services required to manufacture and assemble our products can be satisfied by one or more of our CMs, however it may be time consuming and costly to qualify and implement new CM relationships. If our CMs suffer an interruption in their businesses, or experiences delays, disruptions, or quality control problems in their manufacturing operations, or we otherwise need to change or add CMs or suppliers, our ability to ship products to our customers could be delayed, and our business could be adversely affected. Our qualified CMs manufacture products according to our design specification, materials specification, quality standards, and delivery requirements. We have full control and authority over the selection of materials, manufacturing processes, and inspection processes. Since our products manufactured in China are predominantly shipped to ODMs and CMs within Asia, we have not experienced significant impact as a result of the tariffs imposed on exports from China to the United States. However, the recent supply disruptions and semiconductor and module shortages have had and may continue to have a direct impact on our business.

Research and Development

We invest considerable time and financial resources in research and development to enhance our design and system integration capabilities and conduct quality assurance testing to improve our technology. As of December 31, 2022, we had a total of 68 employees and dedicated representatives within our research and development organization representing approximately 48% of our workforce. Our engineering team consists of engineers located in research, design, and test centers in California, Arizona, Texas and Florida, as well as the United Kingdom and China. Our engineering team actively participates in research and development activities to expand our capabilities and target applications for the consumer, enterprise and automotive markets. We expect to continually expand our product offerings and technology solutions over time and to continue to invest significantly in ongoing research and development efforts.

Seasonality

Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. Although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Lunar New Year. The broader economic impacts caused by the COVID-19 pandemic, as well as general weakening economic conditions, may contribute to slower sales. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change as a result of general customer demand or product cycles.

Competition

Because of our broad product line across several categories in the value chain, our competitive landscape is diverse and rapidly evolving.

Component Manufacturers

This category represents companies that manufacture a broad array of components that compete both directly and indirectly with our products. This includes Adant Technologies Inc., Asian Creation Communications Factory, AVX Corporation, Baylin Technologies Inc., Blues Wireless, Fibocom, Fractus S.A., Honglin Technology Group Ltd., MobileMark, Nordic Semiconductor, Panorama Antennas, Parsec Technologies, Inc, Particle Industries Inc., PCTEL, Inc., Pinyon Technologies Inc., Quectel, Sunwave Communications Co., Ltd., Telit, Ublox, Taoglas Limited, Wanshih Electronic Co. Ltd., WHA YU Industrial Co., Ltd, and 2J Antennas USA Corp., among others. While we may choose to partner with some of these manufacturers to deliver products that shorten time to market, customers may also choose to complete the more intricate design work on their own using products manufactured by these companies.

End-Device Manufacturers

This category represents companies that manufacture off-the-shelf products that are market ready, such as routers, gateways, cellular adapters, and more. This includes suppliers of vehicle networking platforms and fixed wireless devices such as Cradlepoint, Peplink, Option NV, Assured Wireless, among others. These manufactures can act as customers, partners, or competitors to us, depending on the application and relationship. An end-customer may choose to bypass the design process entirely and purchase an off-the-shelf product to deliver device connectivity rather than embedding our modems and antennas. Our integrated products, such as the AC-HPUE and asset trackers, may compete directly with these off-the-shelf products or enhance their functionality. In addition, our Antenna+ product line is designed to enhance the signal and coverage of many of these devices.

Solution Providers

This category represents companies that manufacture a wide variety of products across the value chain that include end-device hardware, software, components, services, and more. This includes Digi International Inc., Multi-Tech Systems Inc., Sierra Wireless, Laird Connectivity, Nextivity Inc., Pulse Electronics, and TE Connectivity, among others. With our shift in business model towards solutions, many of these companies are direct competitors.

While some partnership opportunities do exist, most of these companies strive to solve similar problems as us with their broad portfolios and consultative sales approaches.

In-house Design and Engineering Teams

Several of our existing customers, including OEMs and ODMs which design and build complete wireless devices, also have internal resources to design, engineer, and produce antenna and modem solutions. In such cases, we compete against the captive resource of that ODM. Several ODMs, including Arcadyan Technology Corporation, Foxconn Electronics Inc., Gemtek Technology Co. Ltd., and Wistron Corporation, design, manufacture, and sell antennas, in direct competition with us.

The principal competitive factors in our markets include: price and total cost of ownership as a result of reliability and performance issues; brand awareness and reputation; component performance, such as reliability, range and throughput; ability to integrate with other technology infrastructures; offerings across breadth of wireless products; design and testing capabilities; lead-time and flexibility to rapidly customize solutions to individual customer requirements; relationships with semiconductor/chipset vendors; intellectual property protection; and the ability to solve many complex RF problems across the entire spectrum of broadband connectivity.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, and contractual provisions to protect our technology. As of December 31, 2022, we had 239 issued U.S. patents covering our products with expiration dates ranging from 2023 to 2039, and 8 pending patent applications in the United States Patent and Trademark Office. Outside of the United States we have 19 issued patents and 15 pending patent applications with expiration dates ranging from 2025 to 2037, which entail counterparts of U.S. patent applications. The patents consist of several broad areas as summarized by the following patent groups:

•
Antenna pattern selection; multiple stations connected to access point; associated methods
•
Dynamically selected antennas for MIMO systems;
•
Switched directional antennas;
•
Antenna assemblies and systems for vehicles;
•
Antennas and systems addressing 5G communications environments.

Taken together, these patents with priority dates as far back as November 2003 form both a barrier to competition and a licensable asset for customers in the MIMO and antenna assembly categories.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot assure that the steps taken by us will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

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

Human Capital

As of December 31, 2022, we had a total of 141 employees and dedicated representatives, including 101 in the United States and 40 outside the United States. Among the total 141 employees and dedicated representatives, 68 were primarily engaged in research and development, 39 were primarily engaged in sales and marketing, 28 were primarily engaged in general and administration functions and 6 were primarily engaged in manufacturing operations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards to align our interests and the interests of our stockholders with those of our employees and consultants.

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
•
We have a history of losses, including an accumulated deficit of $66.1 million at December 31, 2022, and we may not be profitable in the future;
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

The wireless industry is characterized by rapidly evolving technologies, and the markets for our antenna systems and wireless connectivity solutions may not develop as we expect. It is difficult to predict customer adoption rates, customer demand for our antennas, the size and growth rate of our target markets, the entry of competitive products, or the success of existing competitive products. We have historically driven revenue growth primarily through the top North American video service providers, largely in the consumer market. Moving forward, our goal is to drive growth in the enterprise and automotive markets. These markets may develop at varying growth rates and our success in penetrating these markets will depend on various competitive factors across a number of developing industries. Any expansion in our markets depends on several factors. For example, the continued growth in the consumer market and any increase in demand for antenna products will depend on, among things, the cost, performance, and perceived value associated with our antennas and the ability for our antenna products to meet increased performance demands, refresh cycles and device form factors. Further, as we continue to transition to a wireless systems solution provider, increased growth in the enterprise and automotive markets will depend on, among things, acceptance of our solutions by our customers and performance of the networks on which our products operate. For example, the market for our AirgainConnect AC-HPUE product is highly dependent on the overall first responders market and AT&T’s FirstNet network, and this market has not to date resulted in significant sales of our product and the market may not further develop on the timeframes we expect, or at all. With the cessation of AT&T’s marketing promotions and sales support, the growth potential for AC-HPUE is likely to be limited, and we will need to introduce new products in the AirgainConnect platform in order to continue to grow the automotive market.

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
•
changing market and economic conditions and, financial institution instability.
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
•
increasing uncertainty of international relations and tariffs; and
•
terrorism, political instability or war, and the imposition of sanctions or countermeasures changing market by the U.S. and other countries in relation to such conflicts.

The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating results. For example, the ongoing tension on global trade and macroenvironment are together with impacting the whole supply chain to varying degrees, which, in addition to the slowdown in customer specific product rollouts, has negatively affected our business and may continue to do so. In 2021 and 2022, global supply shortages caused a delay in customer specific rollouts and delays in our ability to source required components for certain of our products, as well as the ability of our customers to source required components for end products that incorporate our products. These supply chain interruptions have caused and may continue to result in a delay in our sales, as well as fluctuations in timing of our supply chain purchases as we look to secure components in advance to account for longer lead times. Together with inflationary and other effects, this has resulted and may continue to result in higher prices from our suppliers that have negatively affected, and could continue to negatively affect, gross margins and operating expenses. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of future performance.

In addition, the financial markets and the global economy may be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. In addition, concerns or adverse developments regarding liquidity risk related to financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of us or other companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy and operating results may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment, or continued unpredictable and unstable market conditions. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, suppliers or customers may be adversely affected by the foregoing risks, which could adversely affect our business and operating results be adversely affected by the foregoing risks.

Our antenna solutions and wireless connectivity solutions are subject to intense competition, including competition from our suppliers and the customers to whom we sell.

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

Additionally, our movement into more system-based solutions may bring more competitors into our markets than we have traditionally faced. As our solutions begin to contain more system components and commensurate higher average selling prices, the resulting product categories may attract additional competitors or our customers may be more likely to begin to develop competing products. Our AirgainConnect product is one of only two HPUE products available for use on FirstNet MegaRange, with the other such product being a stand-alone modem product marketed by our supplier of the HPUE modem module, and so our supplier competes with us for sales to certain customers. While we believe our intellectual property estate and limited exclusivity agreement with Assured Wireless for use of their HPUE modem module in a vehicular antenna-modem product provide us a competitive advantage, we cannot be assured that other competitors will not enter the market and limit the growth potential of our AirgainConnect platform. Our exclusivity with Assured Wireless is limited in duration and subject to termination if we fail certain of our obligations under our agreement. In addition, if our relationship with Assured Wireless is terminated, or we are otherwise unable to purchase components from Assured Wireless, or AT&T declares a decertification of our products on its networks, or AT&T or other operators fail to certify our future products on their networks, our business and operating results and financial condition may be materially affected.

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

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products that address those needs. Our future success will depend on our ability to introduce new products for the wireless market, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop products that are competitive in the rapidly changing wireless industry. In furtherance of these efforts, we expect to invest significantly in ongoing research and development. If we do not adequately fund our research and development efforts, or if our research and development investments do not translate into material enhancements to our antenna products, we may not be able to compete effectively and our business, results of operations, and financial condition may be harmed. As we transition to a wireless systems solutions provider, we anticipate the need to increase our investment in research and development to stay on the leading edge of next generation development and to align ourselves with the rapidly evolving technology needs of the industry. Moreover, the introduction of new products and product enhancements will require coordination of our efforts with those of our customers, suppliers, and manufacturers to rapidly achieve volume production and to support those products when they are in the field. We expect these coordination efforts to increase substantially in the future as we work with chipset vendors and OEM partners on new proof-of-concept and reference designs earlier in the development cycle. If we fail to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our operating results will be materially and adversely affected, and our business and prospects will be harmed. We cannot assure that product introductions will meet the anticipated release schedules or that our wireless products will be competitive in the market.

The introduction of new AirgainConnect platform products, and the transition to a more expansive level of advanced product solutions, requires coordination of efforts and increased time and resources. If we fail to gain market acceptance with our customers, suppliers and manufacturers, our operating results will be materially and adversely affected, and our business and prospects will be harmed. In the third quarter of 2022, AT&T ceased special promotional service credits and sales efforts related to our AC-HPUE product, which has adversely affected and may continue to adversely affect sales of that product. In addition, while we plan to rollout follow-on products for the AirgainConnect platform, we may not be able to successfully develop or certify such products and, even if we do, such products may not achieve meaningful market acceptance.

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

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $66.1 million at December 31, 2022. Because the market for our antenna products is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales, and marketing, and continue to develop new antenna products to address new and evolving markets. In addition, as a public company we will incur additional significant legal, accounting, and other expenses. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

Customers that accounted for 10% or more of our total revenue provided 57% of sales in the aggregate for the year ended December 31, 2022. Although our top customers that pay for our products have historically been ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers that drove the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Moving forward, as we transition to a wireless system solutions provider, we expect a shift toward external wireless solutions and antenna technologies in the automotive and enterprise markets that may result in a corresponding shift in the customer mix. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.

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

We outsource the manufacturing, assembly and some of the testing of our products. We historically relied on two contract manufacturers, which are located in China, to manufacture, control quality of, and ship our products. We have over the past two years engaged additional contract manufacturers outside of China, including Vietnam and Mexico, to expand our capacity, and to diversify the countries in which our products are manufactured. We do not have long-term contracts with these manufacturers that commit them to manufacture products for us and we have limited direct control over their activities. Furthermore, political unrest or political instability, military conflict in any country in which our CMs are located, and continued war between Russia and Ukraine may have an adverse effect on our contract manufacturer’s ability to deliver quality products on time. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our contract manufacturers on a purchase order basis. Our contract manufacturers are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on contract manufacturers for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our contract manufacturers to:

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

The ability and willingness of our contract manufacturers to perform is largely outside of our control. We believe that our orders may not represent a material portion of our contract manufacturers’ total orders and, as a result, fulfilling our orders may not be a priority if our contract manufacturers are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our contract manufacturers suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed and our sales could become volatile and our cost of sales may increase. For example, throughout 2021 and 2022, we experienced a disruption in our supply chain for certain components located in Asia and made several purchases of available inventory in order to secure supply for our customers, sometimes at higher than our traditional prices. In addition, in the first and second quarters of 2021, NimbeLink transitioned the manufacture of certain products from existing manufacturers in the United States and China to Vietnam. Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our contract manufacturers:

•
labor strikes or shortages, or restrictions imposed to limit the COVID-19 pandemic or other disease epidemics;
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

For example, in the first quarter of 2021 we experienced delays for certain of our product shipments from China as a result of the extension of the lunar new year holidays due to the COVID-19 pandemic. We cannot predict with certainty whether such delays will occur in the future, and although we are monitoring the situation, it is currently unknown whether the pandemic will continue to disrupt our product shipments or impact manufacturing in the region over a prolonged period. Furthermore, throughout 2021 and 2022, NimbeLink has experienced certain supply constraints and delays at the module supplier level due to a global shortage of semiconductor chips, and further shortages could result in a failure to provide timely delivery to our customers. If such disruption were to extend over a prolonged period, it could have a material impact on our sales and business and those of our customers.

Our contract manufacturers purchase some components, subassemblies and products from a single or limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design in and qualify new components.

We rely on third-party components and technology to build and operate our products, and we rely on our contract manufacturers to obtain the components, subassemblies, and products necessary for the manufacture of our products. Throughout 2021 and 2022, we have experienced shortages in supply of components we use in our products. A continuation of such shortages or other supply disruptions are possible, as well as inflation of prices of certain components, and our ability to predict the availability and pricing of such components is limited. Over the past two years, there have been and continue to exist shortages of certain electronic components used in our industry that have led to longer than normal lead times for the manufacture of certain components in some of our products. If shortages continue or occur in the future, as they have in the past, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may continue to occur as well. While components and supplies are generally available from a variety of sources, our contract manufacturers depend on a single or limited number of suppliers for several components for our products. Further, certain products may utilize custom components available from only one or a limited number of sources. When a component or product uses new technologies, capacity constraints may exist until the suppliers’ manufacturing capacity has increased. Many factors may affect the continued availability of these components at acceptable prices, including if those suppliers decide to concentrate on the production of common components instead of components customized to meet our requirements. There is no assurance that the supply of such components will not be delayed or constrained. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Additionally, poor quality in any of the single or limited sourced components in our products could result in lost sales or lost sales opportunities. Our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.

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

Existing and future channel partners will only work with us if we are able to provide them with competitive products on terms that are commercially reasonable to them. If we fail to maintain the quality of our products or to update and enhance them, existing and future channel partners may elect to work instead with one or more of our competitors. For instance, AT&T is no longer actively selling our AC-HPUE to its customers and we have seen a decrease in sales activity in response. If other channel partners stop actively selling our products, we may experience further decline in sales. In addition, the terms of our arrangements with our channel partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed.

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

Our success depends upon the continued service and performance of our senior management team and key technical, marketing and production personnel. For example, in March 2022, David Lyle, our Chief Financial Officer and Secretary, resigned. In October 2022, we hired Michael Elbaz to be our Chief Financial Officer and Secretary. The replacement of any member of our senior management team or other key employees or consultants involves significant time and costs and may significantly delay or prevent the achievement of our business objectives.

Our future success also depends, in part, on our ability to continue to attract, integrate and retain highly skilled personnel. Competition for highly skilled personnel, especially our design and technical personnel is frequently intense. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business and results of operations. Further, competition for highly skilled personnel is frequently intense. Any difficulties in obtaining or retaining human resource competencies we need to achieve our business objectives may have an adverse effect on our performance.

If we raise additional capital through credit facilities or debt financing, the terms of any new debt could further restrict our ability to operate our business.

We may enter into credit facilities with banks or secure other debt financing that could require us to provide a security interest in our assets and/or place restrictions on our operating and financial flexibility. Any such credit facility or debt instrument could contain customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants could include, among others, covenants requiring us and our subsidiaries to maintain our respective legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants could include, among others, restrictions on us and our subsidiaries from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. If we default under the facility or debt instrument, the lender or debtholders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate the facility or debt on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s or debt holders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender or debt holders could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the applicable agreement, thereby requiring us to repay the loan or debt immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender or debtholders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

We have partnered, and expect to continue to partner, with certain companies to further advance or develop our wireless connectivity solutions and develop or expand on new and existing technologies. These arrangements involve the commitment by each company of various resources, including technology, and research and development. If these arrangements do not develop as expected, especially those that involve our proprietary technologies, or if the products and/or services produced by our partners do not meet the required quality standards, our ability to introduce new antenna products and wireless connectivity solutions successfully and on schedule may be limited. Further, we cannot provide any assurances that our existing partnerships will be maintained successfully or at all, the failure of which could have a material adverse effect on our business and results of operations. For example, we rely on Assured Wireless Corporation and the ability to utilize AT&T's FirstNet platform in order to deliver reliable connections for our AC-HPUE product. If Assured Wireless Corporation has any technical difficulties, if our partnership with them does not continue to develop, or if the technology developed in partnership with Assured Wireless Corporation does not develop or perform as expected, our sales may decrease and our operating results could suffer.

Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income or income tax liabilities for U.S. federal income tax purposes may be subject to limitations, and transfers of shares of our common stock could cause us to experience an “ownership change” that could limit our ability to utilize our net operating loss carryforward and tax credit carryforwards.

As of December 31, 2022, we had net operating loss carryforwards, or NOLs, of $21.6 million for federal income tax purposes and $9.6 million for state income tax purposes, subject to limitations may be available to offset our future taxable income, if any. Our federal and state NOLs begin to expire in 2026. Federal NOLs generated in taxable years beginning after December 31, 2017, however will carryforward indefinitely and may generally only be used to offset 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2022, we also had federal and state research and development and other tax credit carryforwards of approximately $2.0 million and $1.7 million, respectively, available to reduce future income tax liabilities, subject to limitations. Our federal tax credit carryforwards begin to expire in 2026 and our state tax credits will carryforward indefinitely. These NOL and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities.

In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on our ability to use pre-change NOL and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. We completed an ownership change analysis pursuant to IRC Section 382 of the Code through our taxable year ended December 31, 2022, and determined we had undergone an ownership change on June 30, 2017 and on January 7, 2021. As of December 31, 2022, the NOL and tax credit carryforwards of $23.6 million is subject to an annual limitation pursuant to Sections 382 and 383 of the Code until December 31, 2023. The Company's use of federal and state NOLs and tax credit carryforwards could be limited further by ownership changes that occur after December 31, 2022. We have recorded $11.9 million valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and controls over financial reporting. In particular, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting which began for our fiscal year ending December 31, 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the time we are no longer considered a non-accelerated filer. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of COVID-19, which created considerable instability and disruption in the U.S. and world economies. The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations and our business could continue to be materially affected, directly or indirectly.

Governmental authorities in impacted regions have taken actions in the past, and could continue to take actions, in an effort to slow COVID-19’s spread, resulting in business closures and a limit on consumer and employee travel. Any outbreak of contagious diseases, and other adverse public health developments could have a material and adverse effect on our business operations. Throughout 2020 and through 2022, we continued to take actions and make efforts to contain the spread of COVID-19, including taking recommended actions in our offices and with our employees based in the U.S. as well as those in China, as did our contract manufacturers. Our workers and facilities, as well as those of our contract manufacturers, have returned substantially to full function with precautions in place to help prevent outbreak or spread of the virus. In the United States, most of our employees in the San Diego office have returned to our offices and resumed normal activities while monitoring for symptoms of COVID-19 as well as other contagious diseases. Our sales representatives have returned to traveling to see customers, while also continuing to engage with customers in order to secure sales of, and opportunities for, our products and services. The COVID-19 pandemic has previously caused, and may again cause, a disruption and restrictions on our ability to travel, temporary closures of our office buildings and the facilities of our customers or suppliers, cancellations or modification of key industry marketing events, and disruptions with our contract manufacturers and suppliers located in Asia. Related to sales, we have also seen disruptions and delays in shipments and product launches, throughout 2020, 2021 and periodically in 2022. Such disruptions of our customers, suppliers, and contract manufacturers have had a negative impact on our sales and operating results and may also have a negative effect in future quarters.

The impact of the COVID-19 pandemic or other epidemic diseases on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time. To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In the United States, data privacy laws and regulations are promulgated at the federal and state level, some of which are enforced by the Federal Trade Commission (FTC), and federal financial regulatory bodies. For example, the Federal Trade Commission Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. There are also laws regulating the use of personal data for direct marketing purposes, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which establishes specific requirements for commercial email messages, and the Telephone Consumer Protection Act, and the Telemarketing Sales Rule as interpreted and implemented by the FCC and United States courts, or TCPA, which imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers. At the state level, California enacted legislation, the California Consumer Privacy Act of 2018, or CCPA, which provides new data privacy rights for California consumers. Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020, election, which took effect on January 1, 2023, and modifies the CCPA by providing significant new data privacy rights. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, Virginia has adopted a new state data protection act referred to as the Virginia Consumer Data Protection Act, which is took effect on January 1, 2023. Colorado has adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023. Utah enacted the Utah Consumer Privacy Act, which takes effect on December 31, 2023, and Connecticut enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, which will take effect on July 1, 2023.

Foreign data protection laws, including the EU General Data Protection Regulation 2016/679, or the GDPR, and the U.K. data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018, or the UK GDPR, may also apply to other personal information obtained outside of the United States. Both the GDPR and the UK GDPR impose stringent requirements for entities processing personal data including specific requirements regarding transfers of data outside of the European Economic Area, or the EEA, and restrictions regarding the use of cookies and other e-marketing activities. In addition, there are other existing and proposed European laws and regulations regarding ePrivacy, that apply in addition to the GDPR and UK GDPR, to cookies and similar tracking technologies, electronic communications and marketing, These and other recent legal developments in Europe have created complexity and uncertainty regarding these laws and how to comply.

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

For the year ended December 31, 2022 approximately 40% of our products, based on sales, are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. In addition, we anticipate further expansion of our global presence and extending our salesforce reach internationally. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers and our channel partners. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity, we may be unable to grow sales to existing customers.

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

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws and regulations. If we violate these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries or territories, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries and territories, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed, including as a result of military conflicts in other countries may impact our ability to sell our products within regions covered by such sanctions or with or involving targeted persons. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including, for example, fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our manufacturers, suppliers and customers.

We are subject to risks generally associated with having a global supply chain, including certain laws and regulations related to forced labor and human rights. In June 2022, the U.S. Uyghur Forced Labor Prevention Act (“UFLPA”) went into effect, which imposes a rebuttable presumption that goods produced in the Xinjiang Uyghur Autonomous Region of China or involving certain Chinese entities were produced using forced labor and prohibits importation of such goods into the United States absent clear and convincing evidence proving otherwise. UFLPA or other U.S. human rights trade restrictions could affect the sourcing and availability of products, lead to our products being held for inspection by CBP and delayed or rejected for entry into the United States, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. In the future, these human rights-related trade restrictions may expand in the United States or extend beyond the United States. In September 2022, the European Union announced a similar proposal targeting goods within Europe created with forced labor, without specifying particular countries or sectors. The EU proposal, if passed and implemented, could similarly impact our supply chain. Even if we were not subject to penalties, fines or sanctions or supply chain disruption under these restrictions, if products we source are linked in any way to forced labor, our reputation could be harmed.

On October 7, 2022, the Bureau of Industry and Security issued new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. The new export controls impose broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment, may impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. We are still evaluating these complex new rules and are unable to quantitatively estimate any impacts at this time, but such restrictions, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There have been significant changes and proposed changes to United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. For example, the United States has imposed supplemental tariffs of up to 25% on certain imports from China, as well as tariffs on steel and aluminum products imported from various other countries. In response, China and other countries have imposed or proposed additional tariffs on certain exports from the United States. We do a significant amount of business in China, including dealing with Chinese suppliers and customers, for the products that use imported components that are covered under these policies. Additionally, in 2020 we contracted with a new contract manufacturer outside of China, which gives us additional supply chain diversity as well as an option of supply of components and assemblies for our products that can be imported to the United States without the supplemental tariff. However, these and other proposed policy changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade with those countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these countries and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world.

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products or our end-customer’s products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

Our products and our end-customers’ products are subject to governmental regulations regarding radio frequency devices in many jurisdictions. To achieve and maintain market acceptance, our products, or our end-customers’ products must continue to comply with these regulations and many industry standards designed to prevent interference with other radio services and to limit human exposure to harmful radiation. In the United States, our end-customers’ products and our products (in cases where we provide devices that are end-device certified) must comply with such regulations issued by the Federal Communications Commission before they can be marketed or sold, or imported into, the United States, and may also be required to conform to industry standards defined by industry associations or organizations, such as Underwriters Laboratories, for commercial acceptance. We and our end-customers must also comply with similar international regulations and standards.

As these regulations and standards evolve, and if new regulations or standards are implemented, we may have to modify or redesign our products or our end-customers may have to modify their products, which could increase costs. The failure of our products or their products to comply, or cause delays in compliance, with the existing and evolving industry regulations and standards could prevent or delay introduction of our products or our antennas used in third-party products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

We operate in directly and indirectly in several foreign countries. The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business or an unfair business advantage; many anti-bribery laws also prohibit commercial bribery. Practices in the local business communities of many countries in which we do business have a heightened level of corruption. In addition, we are subject to the FCPA's recordkeeping and internal controls requirements. As part of our business, we may have direct or indirect sales to, and other interactions with, non-U.S. government agencies. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures designed to promote compliance with applicable anti-bribery law requirements; however, we cannot assure that our policies and procedures will protect us from violations committed by individual employees or agents. Allegations or violations of anti-bribery law violations could result in costly investigations, criminal or civil penalties or other sanctions that could have a material adverse effect on our business and reputation.

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
•
any major change in our management;
•
general economic conditions and slow or negative growth of our markets; and
•
other events or factors, including those resulting from the COVID-19 pandemic or other disease epidemics, inflation and interest rate changes, financial institution instability, war, such as the war between Russia and Ukraine, incidents of terrorism or responses to these events.

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

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of other risks described in this “Risk Factors” section and elsewhere in this annual report, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future due to liquidity considerations or to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued, or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of the ongoing COVID-19 pandemic, the war between Russia and Ukraine and liquidity concerns regarding financial institutions and others in the financial services industry). If the equity and credit markets are volatile or deteriorate, or if adverse developments are experienced by financial institutions, it may make any necessary debt or equity financing more difficult to obtain, more costly, more onerous with respect to financial and operating covenants, and more dilutive. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing; customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results and financial condition.

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

We rely on information technology to process, transmit, and store electronic and financial information and information about individuals, to manage a variety of business processes and activities, to maintain the financial accuracy of our records, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by us globally have been in place for many years and not all hardware and software is currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, telecommunication failures, defects, errors, catastrophic events, terrorism or war, such as the conflict between Russia and Ukraine, which according to United States government sources and others has resulted in a heightened risk of cyberattacks against companies like ours. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

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

Our corporate headquarters are located in Southern California, three of our contract manufacturers are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our contract manufacturers, could have a material adverse impact on our business, operating results and financial condition.

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

The Inflation Reduction Act 2022 which incorporates a Corporate Alternative Minimum Tax (CAMT) was signed on August 16, 2022. The changes will affect for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The Company will be monitoring the impacts of the act to determine if this will have an impact for the Company for years beginning after December 31, 2022. As of year-end it is not expected to have a material impact for the Company.

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk.

Our business depends on the economic health and general willingness of our current and prospective end- customers to make those capital commitments necessary to purchase our products. If the conditions in the U.S.

and global economies remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the current or anticipated impact of military conflict, such as the war between Russia and Ukraine, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

In addition, if interest rates continue to rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could decline and related capital spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased shipping costs, both of which may negatively affect our business, operating results and financial condition.

More recently, the closures of SVB and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to alter our operating plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, suppliers, customers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters occupy approximately 10,700 square feet in San Diego, California, under a lease that expires in November 2025. Our NimbeLink facility, located in Plymouth, Minnesota, occupies 9,000 square feet under a lease that expires in July 2025. We lease a 2,100 square foot research, development and test facility in Scottsdale, Arizona. We also lease a 3,800 square foot property in St. Cloud, Florida, and a 3,500 square foot property in Jonestown, Texas, which are used for testing services.

We lease an office space in four locations outside of the United States including leases in Shenzhen, China; Jiangsu Province, China; Shulin City, Taiwan; and Cambridge, United Kingdom.

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

Holders of Common Stock

As of March 6, 2023, there were 10,264,850 shares of our common stock outstanding held by approximately 31 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant and subject to the restrictions contained in any loan or financing instruments.

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

Business Overview

Airgain is a leading provider of wireless connectivity solutions that creates and delivers embedded components, external antennas, and integrated systems across the globe. Airgain simplifies wireless connectivity across a diverse set of devices and markets, from solving complex connectivity issues to speeding time to market to enhancing wireless signals. Our product offering includes three, distinct sub-brands. Airgain Embedded represents our embedded modems, antennas, and development kits that are designed to help design teams bring connected products to market quickly. Airgain Integrated represents our fully integrated, off the- shelf products, such as our asset trackers and AirgainConnect® platform, that help solve connectivity issues in an organization’s operating environment. Airgain Antenna+ represents our external antennas, such as our fleet and internet of things (IoT) antennas, that help enhance wireless signals in some of the harshest environments. Our mission is to connect the world through optimized integrated wireless solutions.

As a wireless connectivity solution provider with a rich history in radio frequency (RF) technology, we are leveraging our expertise in embedded antennas and embedded modems to effectively transition from a components provider to a wireless systems provider. In 2020, we announced our patented new flagship platform – AirgainConnect. Our first product from this platform, the AC-HPUE™ antenna-modem offers a novel solution for our public safety and automotive fleet markets by vastly improving vehicle networking capabilities. We are currently designing the next generation of products for the AirgainConnect platform, leveraging our learnings from the AC-HPUE deployment, where such products are intended to target broader domestic vehicle markets beyond first responders and will also target international markets.

After a significant shift in 2022, we transitioned to a fabless model where we use third parties to manufacture our products while maintaining oversight for critical quality, test, and calibration functions.

Core Markets

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

In the automotive market, our products are deployed in a wide range of vehicles to support a variety of wireless connectivity solutions in the fleet and aftermarket segment, supporting a variety of technologies that include Wi-Fi, 3G, LTE, 5G, Satellite and LPWAN. The fleet and aftermarket segment of the automotive market consists of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within this unique market segment, there has been a rise in the number of antennas per vehicle. Currently, most of our revenues are derived from fleet and aftermarket sales and going forward, our strategy is to augment our current sales in the automotive aftermarket with design wins and sales, including follow-on products in the AirgainConnect family that are designed to address broader market segments in the automotive aftermarket both domestically and internationally.

Our Process

With our internal antennas, our design team partner with customers from the early stages of antenna prototyping to device throughput testing in order to facilitate optimal performance and a significant reduction in time to market. Our capabilities include design, custom engineering support, integration, and over-the-air (OTA) testing. Leveraged in combination, these capabilities have resulted in a strong reputation across the OEM, ODM and chipset manufacturer ecosystem. Our competencies and strengths have helped us secure design wins used in multiple reference designs from leading Wi-Fi chipset vendors, OEMs, ODMs, chipset manufacturers and service providers who rely on these reference designs and our engineering skills to deliver superior throughput performance. We view our relationship with OEM, ODM, chipset manufacturers and service providers as an important attribute to our long-term strategy and success.

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

COVID-19 Pandemic

The United States and other countries around the world have been experiencing a major health pandemic related to COVID-19, which has created considerable instability and disruption in the U.S. and world economies. The continued spread of COVID-19 and its related effects on our business have had a material and adverse effect on our business operations. Through the date of this filing, these disruptions or restrictions include restrictions on our ability to travel to certain locations, temporary closures of our customer or supplier facilities and disruptions with certain components in our supply chain located in Asia as well as those of our customers. To address these challenges, we have identified and will continue to identify proactive purchases of long lead time inventory to mitigate global supply chain issues. Such disruptions to our customers have had a negative impact on our sales and operating results during 2022 and may continue to have a negative effect on our operating results in future quarters.

The impact of the COVID-19 pandemic or other epidemic diseases on the U.S. and world economies generally, and our future results in particular, could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.

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

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including macroeconomic uncertainties, continuing effects of COVID-19 pandemic, continued recovery from global supply shortages, impact of inflation on consumer spending, and our ability to develop technology leadership and expand our markets.

Our performance and future success also depend on factors such as manufacturing costs, continued investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average selling prices of our products per device, the number of antennas per device, and our ability to diversify the number of devices that incorporate our antenna products. Our customers are price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on, among other things:

•
New and existing end customers selecting our solutions for their wireless devices and networks;
•
The proliferation of Wi-Fi connected home devices and data intensive applications;
•
Investments in our growth to address customer needs;
•
The impact of the global supply shortage on our business and that of our end customers;
•
Our ability to target new end markets;
•
Development of our product offerings and technology solutions;
•
International expansion in light of continuing global tensions;
•
Ability to successfully integrate past and any future acquisitions.

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during 2022.

While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in greater detail in the section entitled “Risk Factors” included in Item 1A of this annual report on Form 10-K.

Our financial highlights for 2022 include the following:

•
Sales increased by 18.1% in 2022 compared to 2021. The increase in sales was driven by growth in the enterprise and automotive markets, offset by a slight sales decline in the consumer market.
•
Gross profit as a percentage of sales decreased to 36.9% in 2022 compared to 38.3% in 2021. The decrease was largely due to an unfavorable year-over-year revenue mix, an inventory charge in the fourth quarter of 2022 related to AirgainConnect AC-HPUE, partially offset by an inventory step-up taken in the first quarter of 2021 associated with the NimbeLink acquisition.
•
Loss from operations decreased by $3.5 million in 2022 compared to 2021. The decrease was primarily due to an increase of $3.4 million in gross profit and a decrease of $0.1 million in operating expenses.
•
Our effective tax rate was -1% in 2022 compared to 17% in 2021.
•
We ended 2022 with cash and cash equivalents and restricted cash totaling $12.1 million.

Key Components of Our Results of Operations and Financial Condition

Sales

We primarily generate revenue from the sales of our products. We recognize revenue to depict the transfer of control over promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled for those goods or services. We generally recognize product sales at the time of shipment to our customers, provided that all other revenue recognition criteria have been met. Although currently immaterial, we also generate service revenue from agreements to provide design, engineering, and testing services as well as subscription revenue from the sale of data plans.

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna, embedded modem and asset tracking products that are shipped for our customers’ devices as well as costs incurred for service agreements. This primarily includes manufacturing costs of our products payable to our third-party contract manufacturers, as well as manufacturing costs incurred at our facility in Arizona, prior to closure in March 2022. The cost of goods sold that we generate from services and subscription revenues primarily includes personnel costs and the cost to maintain data lines.

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, general and administrative and subscription revenues. The largest component of expense is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and information technology. Allocated costs for facilities consist of amortization of leasehold improvements as well as, rent and utility expenses and taxes. Operating expenses are generally recognized as incurred.

Research and Development. Research and development expenses primarily consist of personnel and facility-related costs attributable to our engineering research and development personnel. These expenses include work related to the design, engineering and testing of antenna and modem designs and antenna integration, validation and testing of customer devices. These expenses include salaries, including stock-based compensation, benefits, bonuses, travel, communications, and similar costs, and depreciation and allocated costs for certain facilities. We may also incur expenses from consultants and for prototyping new antenna solutions. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of new solutions and markets, although our research and development expense may fluctuate as a percentage of total sales.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expenses also include the costs of trade shows, advertising, marketing programs, promotional materials, demonstration equipment, travel, recruiting, and allocated costs for certain facilities. We expect sales and marketing expenses to fluctuate as a percentage of total sales.

General and Administrative. General and administrative expenses primarily consist of personnel and facility related costs for our executives, legal, human resource finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We expect general and administrative expenses to fluctuate as we grow our operations.

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

Statements of Operations Data (dollars in thousands)	For the Years Ended December 31,
	2022	2021	2022	2021
Sales	$75,895	$64,273	100.0%	100.0%
Cost of goods sold	47,923	39,666	63.1	61.7
Gross profit	27,972	24,607	36.9	38.3
Operating expenses:
Research and development	11,345	10,920	14.9	17.0
Sales and marketing	11,174	10,209	14.7	15.9
General and administrative	14,033	13,562	18.5	21.1
Change in fair value of contingent consideration	—	2,040	—	3.1
Total operating expenses	36,552	36,731	48.2	57.1
Loss from operations	(8,580)	(12,124)	(11.3)	(18.9)
Other expense (income)	(5)	12	(0.0)	(0.0)
Loss before income taxes	(8,575)	(12,136)	(11.3)	(18.9)
Provision for income taxes	84	(2,049)	0.1	(3.2)
Net loss	$(8,659)	$(10,087)	(11.4)%	(15.7)%

Comparison of the Years Ended December 31, 2022 and 2021

(all tables—dollars in thousands)

Sales	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Sales	$75,895	$64,273	$11,622	18.1%

Sales for 2022 increased $11.6 million, or 18.1% compared to 2021. Enterprise market sales increased $7.1 million, to $34.5 million for 2022 from $27.4 million for 2021, driven by higher sales of IIoT products and enterprise Wi-Fi access point products. Automotive market sales increased $5.0 million to $15.6 million for 2022, from $10.6 million for 2021, due to higher aftermarket sales. These increases were offset by a $0.5 million decrease of our consumer market sales to $25.8 million for 2022 from $26.3 million for 2021, primarily due to continued global supply shortages impacting our customers' product sales.

Cost of Goods Sold	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Cost of goods sold	$47,923	$39,666	$8,257	20.8%

Cost of goods sold for 2022 increased $8.3 million or 20.8% compared to 2021. The increase was primarily due to sales growth, and it was offset by lower amortization and by the first quarter 2021 inventory step-up adjustment associated with the NimbeLink acquisition.

Gross Profit	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Gross profit	$27,972	$24,607	$3,365	13.7%
Gross profit (percentage of sales)	36.9%	38.3%		(1.4)%

Gross profit for 2022 increased $3.4 million, or 13.7%, compared to 2021, driven by higher sales partially offset by a lower 2022 gross margin. Gross profit as a percentage of sales for 2022 decreased by 140 basis points compared to 2021. The decrease was due to an unfavorable year-over-year revenue mix and an AirgainConnect

AC-HPUE inventory charge in the fourth quarter of 2022, partially offset by an inventory step-up in the first quarter 2021 associated with the NimbeLink acquisition.

Operating Expenses	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Research and development	$11,345	$10,920	$425	3.9%
Sales and marketing	11,174	10,209	965	9.5%
General and administrative	14,033	13,562	471	3.5%
Change in fair value of contingent consideration	—	2,040	(2,040)	(100.0)%
Total operating expenses	$36,552	$36,731	$(179)	(0.5)%

Research and Development

Research and development expense for 2022 increased $0.4 million or 3.9% compared to 2021. The increase was primarily due to higher product development and engineering service expenses.

Sales and Marketing

Sales and marketing expense for 2022 increased $1.0 million or 9.5%, compared to 2021. The increase was primarily due to higher people costs, travel, advertising, and tradeshows.

General and Administrative

General and administrative expense for 2022 increased $0.5 million or 3.5% compared to 2021. The increase was driven by higher professional services.

Change in Fair Value of Contingent Consideration

During the year ended December 31, 2021, we recorded a $2.0 million change for the fair value of contingent consideration related to the NimbeLink acquisition based on revenue recorded for the year ended December 31, 2021.

Other expense (income):	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Other expense (income):
Interest income, net	$(63)	$(26)	$(37)	142.3%
Other expense	58	38	20	52.6
Total other expense (income)	$(5)	$12	$(17)	(141.7)%

Other expense for 2022 consists primarily of credit card interest expense. Other expense for 2021 consists mainly of unfavorable foreign exchange remeasurement adjustments and loss on disposal of fixed assets.

Liquidity and Capital Resources

We had cash, cash equivalents and restricted cash of $12.1 million at December 31, 2022.

Prior to 2013, and for the years ended 2018, 2020, 2021 and 2022, we have incurred net losses. As a result, we have an accumulated deficit of $66.1 million at December 31, 2022.

In February 2022, we and our subsidiary NimbeLink Corp entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we together had a revolving line of credit for $4.0 million. As of December 31, 2022, there was no balance owed on the line of credit, which expired in February 2023.

In September 2019, our Board of Directors, or the Board, approved a share repurchase program, or the 2019 Program, pursuant to which we could purchase up to $7.0 million of shares of our common stock over the 12 month period following the establishment of the program. The repurchases under the 2019 Program were made from time to time in the open market or in privately negotiated transactions and were funded from our working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. In September 2020, the Board approved an extension to the 2019 Program for an additional 12 month period ending September 9, 2021. Upon expiration of the program, our Board has not authorized a new repurchase program, but may do so in the future. During the year ended December 31, 2021, we repurchased 7,200 shares of common stock under the 2019 program. These shares were repurchased at an average price per share of $13.47, for a total cost of $0.1 million. Since inception of the stock repurchase programs, including our prior share repurchase programs, we have purchased a total of 541,310 shares for a total cost of $5.4 million.

We plan to continue to invest for long-term growth, including expanding our sales force and engineering and making additional capital expenditures to further penetrate markets both in the United States and internationally, as well as expanding our research and development for new product offerings and technology solutions. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance together with cash proceeds from operations will be sufficient to meet our working capital requirements for at least the next 12 months.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Twelve months ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$4,446	$(11,170)
Net cash used in investing activities	(750)	(14,921)
Net cash (used in) provided by financing activities	(6,304)	2,429
Net decrease in cash, cash equivalents and restricted cash	$(2,608)	$(23,662)

Net Cash Provided by (Used in) Operating Activities.

Net cash provided by operating activities was $4.4 million for the year ended December 31, 2022. This was primarily driven by $8.7 million in non-cash expenses, a $6.4 million net decrease of operating assets and liabilities, primarily comprised of inventory and trade accounts receivables, offset by the net loss of $8.7 million and the $2.0 million payment of the fair value charge for the contingent consideration on the NimbeLink acquisition.

Net cash used in operating activities was $11.2 million for the year ended December 31, 2021. This was primarily driven by non-cash operating expenses of $7.4 million, including depreciation, amortization of intangible assets, the change in fair value of the contingent consideration, and deferred tax liabilities. The increase in non-cash operating expenses was offset by the net loss of $10.1 million and the change in operating assets and liabilities of $8.5 million mostly associated with the timing of inventory purchases resulting in increased accounts payable and inventory balances, and the timing of order shipments resulting in higher accounts receivable balances.

Net Cash Used in Investing Activities.

Net cash used in investing activities of $0.8 million for the year ended December 31, 2022 was primarily for purchases of property and equipment.

Net cash used in investing activities was $14.9 million for the year ended December 31, 2021 of which $14.2 million was cash paid for the NimbeLink acquisition, net of cash acquired, and $0.7 million used for the purchase of property and equipment.

Net Cash (Used in) Provided by Financing Activities.

Net cash used in financing activities of $6.3 million for the year ended December 31, 2022 was primarily to pay the contingent consideration and holdback deferral for the 2021 business acquisition, partially offset by proceeds from common stock issuances under the ESPP and offset by taxes paid from the net restricted shares issued upon vesting.

Net cash provided by financing activities was $2.4 million for the year ended December 31, 2021. This primarily consisted of $2.5 million proceeds from stock option exercises and employee stock plan purchases offset by $0.1 million in common stock repurchases.

Contractual Obligations and Commitments

We subcontract with other companies to manufacture our products. During the normal course of business, our contract manufacturers procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the contract manufacturers for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2022 we have no significant accruals recorded.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the Securities and Exchange Commission) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and operating results is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported sales and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (first-in, first-out method). For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). For items that are manufactured by the Company, cost is determined using the weighted average cost method. We write-down inventory when it has been determined that conditions exist that may not allow the inventory to be sold for at the intended price or the inventory is determined to be obsolete based on assumption about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of goods sold. We evaluate inventory at least annually and at other times during the year. We have incurred and may in the future incur charges to write-down inventory.

Stock-Based Compensation

The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Stock-based compensation expense is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. We use the Black-Scholes option-pricing model to estimate the fair value of our stock-based awards including: stock options and employee stock purchase plan ("ESPP"). This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the forfeiture rate of the award. Starting with the first quarter of 2022, we began to determine volatility by solely using the Company’s own historical volatility measurements, since more than five years of historical data became available in the public market. Prior to the fourth quarter of 2022, the Company determined the volatility for stock awards granted based on the average historical price volatility for the Company and industry peers over a period equivalent to the expected term of the stock options grants. The forfeiture of stock awards is recognized upon the actual forfeitures date.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant to forecast performance achievement of market price and revenue targets. Key inputs in the valuation include cost of capital, market price volatility and discount rate. The number of PSUs that will ultimately be awarded are contingent on our actual level of achievement compared to the corporate financial target performance targets.

Goodwill and Other Intangible Assets

We have significant amount of goodwill and finite-lived intangible assets. At December 31, 2022, goodwill and intangible assets totaled $22.0 million, or 41%, of our total assets.

Our intangible assets were obtained from business combinations, such as goodwill, customer relationships, developed technologies, market related intangibles and non-compete covenants. The intangible assets were initially recorded at estimated fair value. We amortize the non-goodwill intangibles over an estimated life of 2 to 11 years, using the straight-line method.

Our goodwill and intangibles are assessed for impairment annually. These assets are carried at the estimated fair value at the time of acquisition and assets. However, if their estimated fair value is less than the carrying amount, we recognize an impairment charge for the amount by which the carrying amount of these assets exceeds their estimated fair value.

We perform an annual impairment assessment of goodwill. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events. Our quantitative impairment test may consider both the income approach and the market approach to estimate a reporting unit's fair value. Significant estimates include market segment growth rates, our assumed market segment share, estimated costs, and discount rates on the cost of capital. In the current year, the fair value of Airgain substantially exceeds their carrying value, and our annual qualitative assessment did not indicate that a more detailed quantitative analysis was necessary.

We perform an annual review of intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for product lines. After consideration of the above mentioned factors, the we conclude that the above triggering events that would result in further analysis have not been triggered. Based on the above considerations, we conclude that the intangible assets are not impaired as of December 31, 2022 and the useful lives remain appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Airgain, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

Board of Directors and Shareholders
Airgain, Inc

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Airgain, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2021 and for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 21, 2022.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

San Diego, California
March 20, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Airgain, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Airgain, Inc. and subsidiary (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2012 to 2022.

San Diego, California

March 21, 2022

Airgain, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$11,903	$14,511
Trade accounts receivable, net	8,741	10,757
Inventories	4,226	8,949
Prepaid expenses and other current assets	2,284	1,272
Total current assets	27,154	35,489
Property and equipment, net	2,765	2,698
Leased right-of-use assets	2,217	2,777
Goodwill	10,845	10,845
Intangible assets, net	11,203	14,229
Other assets	216	352
Total assets	$54,400	$66,390
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,507	$5,474
Accrued compensation	2,874	2,013
Accrued liabilities and other	2,615	2,833
Short-term lease liabilities	904	841
Deferred purchase price liabilities	—	8,726
Total current liabilities	12,900	19,887
Deferred tax liability	139	109
Long-term lease liabilities	1,536	2,221
Total liabilities	14,575	22,217
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,767 shares issued and 10,226 shares outstanding at December 31, 2022; and 10,638 shares issued and 10,097 shares outstanding at December 31, 2021	111,282	106,971
Treasury stock, at cost: 541 shares at December 31, 2022 and 2021	(5,364)	(5,364)
Accumulated deficit	(66,093)	(57,434)
Total stockholders’ equity	39,825	44,173
Total liabilities and stockholders’ equity	$54,400	$66,390

See accompanying notes.

Airgain, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Sales	$75,895	$64,273
Cost of goods sold	47,923	39,666
Gross profit	27,972	24,607
Operating expenses:
Research and development	11,345	10,920
Sales and marketing	11,174	10,209
General and administrative	14,033	13,562
Change in fair value of contingent consideration	—	2,040
Total operating expenses	36,552	36,731
Loss from operations	(8,580)	(12,124)
Other expense (income):
Interest income, net	(63)	(26)
Other expense	58	38
Total other (income) expense	(5)	12
Loss before income taxes	(8,575)	(12,136)
Provision (benefit) for income taxes	84	(2,049)
Net loss	$(8,659)	$(10,087)
Net loss per share:
Basic	$(0.85)	$(1.01)
Diluted	$(0.85)	$(1.01)
Weighted average shares used in calculating loss per share:
Basic	10,190	10,019
Diluted	10,190	10,019

See accompanying notes.

Airgain, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2022	2021
Net loss	$(8,659)	$(10,087)
Comprehensive loss	$(8,659)	$(10,087)

See accompanying notes.

Airgain, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	For the Years Ended December 31,
	2022	2021
Total stockholders' equity, beginning balance	$44,173	$47,742

Common stock and additional paid-in capital:
Balance at beginning of period	106,971	100,356
Stock-based compensation	4,083	4,049
Replacement awards issued in relation to acquisition	—	40
Issuance of common stock, net	228	2,526
Balance at end of period	111,282	106,971

Treasury stock:
Balance at beginning of period	(5,364)	(5,267)
Repurchases of common stock	—	(97)
Balance at end of period	(5,364)	(5,364)

Accumulated deficit:
Balance at beginning of period	(57,434)	(47,347)
Net loss	(8,659)	(10,087)
Balance at end of period	(66,093)	(57,434)

Total stockholders' equity, ending balance	$39,825	$44,173

See accompanying notes.

Airgain, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,659)	$(10,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	675	546
Loss on disposal of property and equipment	4	21
Amortization of intangible assets	3,026	3,004
Stock-based compensation	4,978	4,049
Change in fair value of contingent consideration	—	2,040
Deferred tax liability	30	(2,279)
Trade accounts receivable	2,015	(4,848)
Inventories	4,723	(6,261)
Prepaid expenses and other current assets	(1,012)	371
Other assets	137	50
Accounts payable	1,037	1,817
Accrued compensation	(35)	(781)
Accrued liabilities and other	(370)	1,214
Payments of contingent consideration fair value changes	(2,040)	—
Lease liabilities	(63)	(26)
Net cash provided by (used in) operating activities	4,446	(11,170)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	(14,185)
Purchases of property and equipment	(763)	(736)
Proceeds from sale of equipment	13	—
Net cash used in investing activities	(750)	(14,921)
Cash flows from financing activities:
Cash paid for business acquisition contingent consideration	(6,532)	—
Repurchases of common stock	—	(97)
Issuance of common stock, net	228	2,526
Net cash (used in) provided by financing activities	(6,304)	2,429
Net decrease in cash, cash equivalents and restricted cash	(2,608)	(23,662)
Cash, cash equivalents, and restricted cash; beginning of period	14,686	38,348
Cash, cash equivalents, and restricted cash; end of period	$12,078	$14,686

Supplemental disclosure of cash flow information:
Taxes paid	$197	$153
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recorded upon adoption of ASC 842	$—	$3,199
Leased liabilities recorded upon adoption of ASC 842	$—	$3,519

Cash and cash equivalents and restricted cash	$11,903	$14,511
Restricted cash included in other assets	175	$175
Total cash, cash equivalents, and restricted cash	$12,078	$14,686

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding financial reporting. The consolidated financial statements include the accounts of the Company and our wholly owned subsidiary. All intercompany transactions and investments have been eliminated in consolidation.

Segment Information

The Company’s operations are located primarily in the United States and most of our assets are in San Diego, California and Plymouth, Minnesota.

The Company operates in one segment related to providing connectivity solutions – embedded components, external antennas, and integrated systems. The Company’s chief operating decision-maker is our chief executive officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the presentation of the current year financial statements.

Note 2. Significant Accounting Policies

Cash Equivalents

Cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less at the date of purchase. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.

Restricted Cash

As of December 31, 2022, the Company had $175,000 in cash on deposit to secure certain lease commitments; $80,000 of which short-term in nature and recorded in prepaid expenses and other current assets and $95,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet. As of December 31, 2021, the Company had $175,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $135,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s thereafter 2016 consolidated balance sheet.

Trade Accounts Receivable

We perform ongoing credit evaluations of our customers and assesses each customer’s credit worthiness. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. We monitor collections and payments from our customers. Delinquent account balances are written after management has determined that the likelihood of collection is remote. An allowance for doubtful accounts is established when, in the opinion of management, collection of the account is doubtful. No allowance for doubtful accounts was recorded as of December 31, 2022 and 2021.

Inventory

As of April 2022, all of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of inventory which is held in third-party contract manufacturing facilities. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying consolidated balance sheets. In the second quarter of 2022, the Company closed our facility located in Scottsdale, Arizona where certain of our products were previously manufactured.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by us, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Write downs for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $0.9 million and $47,000 as of December 31, 2022 and 2021, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. The estimated useful lives for leasehold improvements are determined as either the estimated useful life of the asset or the lease term, whichever is shorter. Repairs and maintenance are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When assets are disposed of (or otherwise sold), the cost and related accumulated depreciation are removed from the accounts and any gain or loss on the disposal of property and equipment is classified as other expense (income) in the Company's consolidated statement of operations.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is not amortized but is tested for impairment annually using either a qualitative assessment, and / or quantitative assessment, which is based on comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded. We complete a goodwill impairment test as of December 31 each year or more frequently if we believe indicators of impairment exist. No impairment losses were recorded during the years ended December 31, 2022 and 2021.

Intangibles

The Company’s identifiable intangible assets are comprised of acquired market-related intangibles, developed technologies, customer relationships and non-compete agreements. The cost of the identifiable intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company periodically re-evaluates the original assumptions and estimated lives of long-lived assets and finite-lived intangible assets. Long-lived assets and finite-lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, the impairment recognized is equal to the amount by which the carrying value of the asset exceeds its fair value. No impairments were recorded during the year ended December 31, 2022 and 2021.

Business Combinations

We apply the provisions of Accounting Standards Codification (ASC) 805, Business Combinations, in accounting for our acquisitions. It requires the Company to recognize separately from goodwill the assets acquired and the liabilities assumed, at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the acquisition date fair values of the net assets acquired and the liabilities assumed. While we use best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as the contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

The Company records revenue based on a five-step model in accordance with ASC 606 whereby the company (i) identifies the contract(s) with the customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligation(s) in the contract and (v) recognizes the revenue when (as) the entity satisfies performance obligations. We only apply the five-step model when it is probable that we will collect substantially all of the consideration that we are entitled in exchange for the goods or services that we transfer to the customer.

For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of the Company’s revenue is recognized on a “point-in-time” basis when control passes to the customer. The revenue from service contracts is recognized either at a "point-in-time" or “over time” based on the terms and conditions in the contract. Revenue from data subscription plans relate to purchased asset trackers with activated data lines, through a third-party service provider. Subscription plans are recognized monthly. Service revenues are earned based on contractual milestones. Prepayments are recorded as deferred revenue (paid in advance) and recognized over service periods ranging from three (3) to eighteen (18) months.

The Company offers return rights and/or pricing credits under certain circumstances. A reserve for potential rights of return of $0.3 million and $0.1 million was recorded as of December 31, 2022 and 2021, respectively.

The Company's contracts with customers do not typically include extended payment terms. Payment terms may vary by contract and type of customer and generally range from 30 to 90 days from delivery.

The Company provides assurance-type warranties on all product sales ranging from one to two years. The estimated warranty costs are accrued for at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. The Company has recorded a warranty reserve of $0.2 million and $0.1 million as of December 31, 2022 and December 31, 2021, respectively.

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

There were no contract assets at December 31, 2022 and 2021. As of December 31, 2022, and 2021, the Company recorded $0.2 million and $0.1 million of contract liabilities, respectively.

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $0.5 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When applicable a valuation allowance is established to reduce any deferred tax asset when we determine that it is more likely than not that some portion of the deferred tax asset will not be realized.

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
•
Expected weighted average volatility. From 2016 through 2017, the Company estimated expected volatility using weighted average historical volatilities of comparable publicly traded companies within our industry. From 2018 through 2021, the Company estimated expected volatility using our historical share prices along with volatilities of the selected comparable companies. Beginning 2022, we estimated expected volatility using solely our historical share price volatilities.
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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In December 2019, the FASB issued ASU 2019-10, Effective Dates which updated the effective dates of adoption of ASU 2016-13. ASU 2016-13 is effective, for Smaller Reporting Companies, for annual and interim periods in fiscal years beginning after December 15, 2022. Companies are required to adopt the standard using a modified retrospective adoption method. The Company does not expect the standard to have a significant impact on our financial statements, when adopted.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326), Targeted Transition Relief, which provides entities that have certain instruments within the scope of ASC 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option for eligible instruments. The effective date and transition methodology for this standard are the same as in ASU 2016-13. The Company expects this accounting standard option, if elected, will not have a significant impact on our financial statements, but we will continue to monitor any future impact.

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

The following table presents the computation of net loss per share (in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(8,659)	$(10,087)
Denominator:
Basic weighted average common shares outstanding	10,190	10,019
Diluted weighted average common shares outstanding	10,190	10,019
Net loss per share:
Basic	$(0.85)	$(1.01)
Diluted	$(0.85)	$(1.01)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Stock options and restricted stock	1,903	1,175
Total common stock equivalent shares	1,903	1,175

Note 4. Business Combinations

On January 7, 2021, the Company entered into a Stock Purchase Agreement, by and among the Company, NimbeLink Corp., the sellers set forth therein (the Sellers) and Scott Schwalbe in his capacity as seller representative (the Purchase Agreement). NimbeLink is an IIoT company focused on the design, development and delivery of edge-based cellular connectivity solutions for enterprise customers. The acquisition of NimbeLink supports the Company's transition toward becoming more of a system-level company and will play an important role in the Company's overall growth strategy to broaden market diversification, especially within the industrial IoT space.

Pursuant to the Purchase Agreement, at the closing on January 7, 2021, the Company acquired all of the outstanding stock of NimbeLink for an upfront cash purchase price of approximately $15.0 million, subject to working capital and other customary adjustments of $1.0 million and $0.7 million in deferred cash payments due to the Sellers fifteen months after the close of the transaction. In addition, NimbeLink’s former security holders may receive up to $8.0 million in contingent consideration, subject to achieving certain revenue targets in 2021. The Company assumed unvested common stock options of continuing employees and service providers.

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

Assumptions in the Allocations of Purchase Price

Management prepared the purchase price allocations and in doing so considered or relied in part upon reports of a third-party valuation expert to calculate the fair value of certain acquired assets, which primarily included identifiable intangible assets and inventory, and the portions of the purchase consideration expected to be paid to NimbeLink securityholders in the future, as described above. Certain NimbeLink securityholders that are employees are not required to remain employed to receive the deferred holdback payments and contingent consideration; accordingly, the fair value of the deferred payments and contingent consideration have been accounted for as a portion of the purchase consideration.

Estimates of fair value require management to make significant estimates and assumptions. The Company recorded $2.0 million increase during the year ended December 31, 2021 to reflect the change in the fair value of the contingent consideration based on the actual revenue recognized during the year ended December 31, 2021. Contingent consideration payable as of December 31, 2021, was $8.0 million. The contingent consideration balance was recorded to deferred purchase price liabilities in other current liabilities in the Company's consolidated balance sheet. The contingent consideration of $8.0 million and deferred payment of $0.6 million were paid in April 2022.

The goodwill recognized was attributable primarily to the acquired workforce, expected synergies, and other benefits that the Company believes will result from integrating the operations of the NimbeLink business with the operations of the Company. Certain liabilities included in the purchase price allocations were based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. There have been no adjustments between the preliminary purchase price allocations reflected as of March 31, 2021 and the purchase price allocation reflected as of December 31, 2022. The final purchase price and purchase price allocation of NimbeLink was finalized as of December 31, 2021.

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

Note 5. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	December 31, 2022
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$8,323	$8,323	$8,323
Level 1:
Money market funds	3,580	3,580	3,580
Total	$11,903	$11,903	$11,903

	December 31, 2021
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$3,702	$3,702	$3,702
Level 1:
Money market funds	10,809	10,809	10,809
Total	$14,511	$14,511	$14,511

Note 6. Inventories

Inventories are comprised of the following (in thousands):

	As of December 31,
	2022	2021
Raw materials	$1,060	$7,908
Finished goods	3,166	1,041
Total Inventory	$4,226	$8,949

As of December 31, 2022 and 2021, $0.6 million and $3.8 million of raw materials, respectively, and $2.3 million and $0.4 million of finished goods inventories, respectively are on are on consignment at the Company's contract manufacturers.

Note 7. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Computers and software	$703	$657
Furniture, fixtures, and equipment	409	398
Manufacturing and testing equipment	5,194	4,700
Construction in process	16	40
Leasehold improvements	848	932
Property and equipment, gross	7,170	6,727
Less accumulated depreciation	(4,405)	(4,029)
Property and equipment, net	$2,765	$2,698

Depreciation expense was $0.7 million and 0.5 million for the years ended December 31, 2022 and 2021, respectively.

Note 8. Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

Goodwill as of December 31, 2020	$3,700
2021 NimbeLink acquisition goodwill	7,145
Goodwill as of December 31, 2021	$10,845
2022 Changes in goodwill	—
Goodwill as of December 31, 2022	$10,845

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	December 31, 2022
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$795	$1,025
Customer relationships	7	13,780	6,720	7,060
Developed technologies	11	4,380	1,263	3,117
Covenants to non-compete	2	115	114	1
Total intangible assets, net		$20,095	$8,892	$11,203

	December 31, 2021
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$454	$1,366
Customer relationships	7	13,780	4,447	9,333
Developed technologies	11	4,380	908	3,472
Covenants to non-compete	2	115	57	58
Total intangible assets, net		$20,095	$5,866	$14,229

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2023	$2,969
2024	2,968
2025	2,958
2026	557
2027	356
Thereafter	1,395
Total	$11,203

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $3.0 million for the each of the years ended December 31, 2022 and 2021, respectively.

Note 9. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	As of December 31,
	2022	2021
Accrued expenses	$815	$1,277
VAT payable	339	339
Accrued income taxes	220	258
Advanced payments from contract manufacturers	210	682
Contract liabilities	32	79
Goods received not invoiced	529	30
Other current liabilities	524	168
Accrued liabilities and other	$2,669	$2,833

Note 10. Note Payable and Line of Credit

On January 7, 2021, as a result of the NimbeLink acquisition, the Company assumed a revolving line of credit (Line of Credit) with Choice Financial Group (Choice) whereby Choice had made available to the Company a secured credit facility of up to the lesser of (1) $1.5 million or (2) the sum of (a) 80% of the aggregate amount of third-party accounts receivable balances, excluding progress billings, foreign receivables, accounts subject to dispute or setoff and doubtful accounts (Eligible Accounts) aged less than 90 days, net of 10% allowance, and (b) 25% of raw materials and finished goods, except those held at named contract manufacturer, after a 10% write down for excess and obsolete inventory. Amounts borrowed under the Line of Credit bore interest at the prime rate plus 1%, payable monthly. The facility was secured by a commercial guarantee and a lien over the property of NimbeLink including inventory, equipment, accounts receivable, investments, deposit accounts, other rights to payment and performance and general intangibles. In April 2021, the Company closed the Line of Credit with Choice.

On February 18, 2022, the Company and its subsidiary NimbeLink entered into a loan and security agreement with Silicon Valley Bank, providing a revolving line of credit for $4.0 million. The line of credit only allowed for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bore an interest rate of WSJ prime (currently 7.5%) plus 1.75%. The lender has a first security interest in all of the Company's and NimbeLink’s assets, excluding intellectual property, for which the lender received a negative pledge and included certain financial and non-financial covenants. The Company was required to pay monthly interest and paid an annual commitment fee of $15,000 upon signing. As of December 31, 2022, there was no balance owed on the line of credit. The line of credit expired in February 2023.

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

Operating lease arrangements primarily consist of office, warehouse, and test house leases expiring during different years through 2025. The facility leases have original lease terms of approximately two to five years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2022 and 2021, the weighted average discount rate for operating leases was 3.9% and 3.6%, respectively, and the weighted average remaining lease term for operating leases was 2.7 years and 3.7 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $0.2 million and $0.1 million for the year ended December 31, 2022 and 2021 respectively. Total operating lease cost was $1.0 million and $1.4 million for the year ended December 31, 2022 and 2021, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2022 (in thousands):

2023	$978
2024	904
2025	687
Total minimum payments	2,569
Less imputed interest	(133)
Less unrealized translation gain	4
Total lease liabilities	2,440
Less short-term lease liabilities	(904)
Long-term lease liability	$1,536

Note 12. Treasury Stock

In 2019, our Board of Directors (the Board) approved a share repurchase program (the Program) pursuant to which the Company could purchase up to $7.0 million of shares of our common stock. The repurchases under the Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. The Program expired in September 2021.

Since inception of the stock repurchase programs, including prior share repurchase programs, the Company has purchased a total of approximately 541,000 shares for a total cost of $5.4 million.

Note 13. Income Taxes

Income Taxes

The income tax provision (benefit) is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Current:
U.S. federal	$(13)	$—
State and local	24	12
Foreign	43	218
Total current provision	54	230
Deferred:
U.S. federal	10	(2,203)
State and local	20	(76)
Total deferred provision (benefit)	30	(2,279)
Total tax provision	$84	$(2,049)

Tax Rate Reconciliation

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2022 and 2021, respectively, are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Income taxes at statutory rates	$(1,802)	$(2,549)
State income tax, net of federal benefit	44	(64)
Permanent items	52	86
Equity based compensation	298	(364)
Change in fair value of contingent consideration	—	428
Federal research credits	(374)	(313)
Federal return to provision	(1)	73
Foreign taxes	43	218
Other	77	74
Change in federal valuation allowance	1,747	362
	$84	$(2,049)

Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,374	$7,247
Research and AMT credits	3,742	3,365
Stock based compensation	1,891	1,360
Lease liability	611	746
Section 174 R&D Capitalization	2,319	—
Accrued and other	1,100	506
	15,037	13,224
Less valuation allowance	(11,884)	(9,452)
Deferred tax assets, net of allowance	3,153	3,772
Deferred tax liabilities:
Fixed assets	(520)	(449)
Goodwill	(418)	(349)
Right-of-use asset	(556)	(676)
Intangible asset	(1,798)	(2,407)
Deferred tax liabilities	(3,292)	(3,881)
Total deferred tax liabilities	$(139)	$(109)

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $11.9 million as of December 31, 2022 as it does not believe it is more likely than not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. We increased our valuation allowance by approximately $2.4 million during the year ended December 31, 2022.

At December 31, 2022 the Company had federal and state tax loss carryforwards of approximately $21.6 million, and $9.6 million, respectively. The federal loss generated post 2018 of $10.2 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The remaining federal and state net operating loss carryforwards begin to expire in 2029 and 2026, respectively, if unused.

At December 31, 2022 the Company had federal and state tax credit carryforwards of approximately $2.0 million, and $1.7 million, respectively, after reduction for uncertain tax positions. The federal credits will begin to expire in 2026, if unused, and the state credits carryforwards indefinitely.

The Internal Revenue Code (IRC) Sections 382 and 383 limit annual use of NOL and research and development credit carryforwards in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company completed an ownership change analysis and there is no ownership change in 2022. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31 (in thousands):

	2022	2021
Beginning unrecognized tax benefits	$1,217	$879
Gross increases - tax positions in prior period	(50)	178
Gross decreases – tax positions in prior period	(9)	—
Gross increases - current year tax positions	147	123
Purchase accounting	—	37
Ending unrecognized tax benefits	$1,305	$1,217

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, $120,000 of these amounts would impact the company’s effective tax rate. We do not foresee material changes to our uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has an accrual for interest or penalties of $0.1 million on the Company’s balance sheets as of December 31, 2022 and 2021. The Company has recognized no interest and/or penalties in the Statement of Operations for each of the years ended December 31, 2022 and 2021, respectively.

Due to the existence of federal and state net operating loss and credit carryovers, the Company’s tax years that remain open and subject to examination by tax jurisdiction are years 2002 and forward for federal and years 2006 and forward for the state of California.

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

The following common stock is reserved for future issuance(1) (in thousands):

	As of December 31,
	2022	2021
Stock options issued and outstanding	2,065	2,000
Stock awards issued and outstanding	581	—
Authorized for grants under the 2016 Equity Incentive Plan(2)	507	332
Authorized for grants under the Inducement Plan(3)	294	81
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	378	326
	3,825	2,739
(1)
Treasury stock of 541,000 shares as of December 31, 2022 and 2021 are excluded from the table above.
(2)
On January 1, 2022, the number of authorized shares in the 2016 Plan increased by 404,000 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.
(3)
On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan. 227,300 shares were issued under the Inducement Plan during the year ended December 31, 2022.
(4)
On January 1, 2022, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 15. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Cost of goods sold	$181	$3
Research and development	1,056	777
Sales and marketing	1,195	919
General and administrative	2,546	2,350
Total stock-based compensation expense	$4,978	$4,049

Stock Options

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

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average assumptions for grants during the years ended December 31, 2022 and 2021, are provided in the following table:

	For the Years Ended December 31,
	2022	2021
Expected dividend yield	0%	0%
Expected volatility	57.4%	52.4%
Expected term (years)	5.6	5.6
Risk-free interest rate	4.6%	0.7%

A summary of the Company’s stock option activity is as follows (shares in thousands):

		Weighted Average
	Number of stock options	Exercise price	Remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	2,000	$12.79	7.3	$2,246
Granted	451	$8.58
Exercised	(9)	$2.30		$59
Expired/Forfeited	(377)	$13.56
Balance at December 31, 2022	2,065	$11.78	6.7	$758

Vested and exercisable at December 31, 2022	1,370	$11.42	5.6	$758
Vested and expected to vest at December 31, 2022	2,065	$11.78	6.7	$758

During the year ended December 31, 2022, the Company received proceeds of $21,000 from the exercise of options. During the year ended December 31, 2021, the Company received proceeds of $2.5 million from the exercise of options.

The weighted average grant-date fair values of options granted during the years ended December 31, 2022 and 2021, were $4.58 and $9.86 per share, respectively. The grant date fair value of shares vested during the years ended December 31, 2022 and 2021, was $3.4 million and $1.9 million, respectively.

At December 31, 2022 and 2021, there was $3.7 million and $5.5 million, respectively of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.5 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2021	333	$17.55
Grants	294	$8.14
Vested and released	(89)	$17.43
Forfeited	(94)	$15.50
Balance at December 31, 2022	444	$11.78

Commencing in 2019, each non-employee member of the board of directors receives, on the first trading day in February of each year, such number of restricted stock units as is determined by dividing (a) $30,000 (with the award to the chairperson of the board of directors having a value of $45,000) by (b) the 30-day trailing average share price.

During the year ended December 31, 2022, 19,098 restricted stock units with an average fair value of $9.46 per share were granted to the members of the Company’s board of directors of which fully vest on the one year anniversary of the grant date. Employees were granted 274,837 restricted stock units with an average fair value of $8.05 per share, which vest equally after each of the annual anniversaries over a three to four year period. During the year ended December 31, 2021, 10,500 restricted stock units with a fair value of $22.51 per share were granted to members of the Company’s board of directors which shares vest on the first anniversary of the grant date, and 247,200 restricted stock units with a fair value of $20.56 per share were issued to employees which vest equally after each of the annual anniversaries over a four-year period.

As of December 31, 2022, there was $3.8 million of total unrecognized stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Performance Stock Units

The following table summarizes the Company's performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2021	—	$—
Grants	137	$2.09
Vested and released	—	$—
Forfeited	—	$—
Balance at December 31, 2022	137	$2.09

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. The market conditions have not currently been met. As of December 31, 2022, there was $0.3 million of total unrecognized compensation cost related to unvested PSUs having a weighted average remaining contractual term of 2.3 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant to forecast performance achievement of market price and revenue targets. Key inputs in the valuation include cost of equity, market price volatility and discount rate.

Share-Settled Obligation

Share-based compensation expense for the year ended December 31, 2022 was $0.9 million for the liability classified restricted stock unit payout obligation related to the 2022 executive bonus accrual. The bonus accrual is based on probable achievement on financial and other performance targets.

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

During the year ended December 31, 2022, the Company received $0.4 million from the issuance of 47,852 shares and during the year ended December 31, 2021, the Company received $0.3 million from the issuance of 27,300 shares under the ESPP.

Note 16. Commitments and Contingencies

Potential product warranty claims

As of December 31, 2022, the Company reserved approximately $0.2 million of general warranty.

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

Employment Agreements

On October 17, 2022, the board of directors of the Company appointed Michael Elbaz as the Company’s Chief Financial Officer and Secretary. The employment agreement provides for an indefinite term and for at-will employment. Pursuant to the employment agreement, in the event the Company terminates Mr. Elbaz employment without cause or he resigns for good reason, he is entitled to a lump sum cash payment in an amount equal to twelve months of his base salary plus his target bonus (prorated for the portion of the calendar year during which such termination occurs) and continuation of health benefits at the Company's expense for a period of twelve months following the date of termination.

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

77

Note 17. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	For the Years Ended December 31,
	2022	2021
Customer A	17%	19%
Customer B	17%	16%
Customer C	13%	12%
Customer D	10%	0%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	As of December, 31
	2022	2021
Customer A	21%	11%
Customer B	15%	7%
Customer C	12%	29%

Concentration of Purchases

During the year ended December 31, 2022, the Company’s products were primarily manufactured by five contract manufacturers with locations in China, Mexico, Minnesota, and Vietnam and during the first quarter at the Company’s Arizona facility (see Note 16).

Concentration of Cash

The bank where most of the Company’s cash is held was placed into receivership with the FDIC on March 10, 2023. The Company’s cash deposits exceeded the FDIC insured limits at that time. However, the Treasury, the Federal Reserve, and the FDIC, as receiver, jointly released a statement that depositors at this specific bank would have access to their funds, including funds in excess of standard FDIC insurance limits. The Company has not experienced losses on these accounts. The Company is in the process of allocating cash deposits among other financial institutions to mitigate its concentration risk.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region are as follows:

	As of December, 31
	2022	2021
North America	$2,469	$2,288
Asia Pacific (APAC)	138	217
Europe, Middle East and Africa (EMEA)	158	193
Property and equipment, net	$2,765	$2,698

78

Note 18. Disaggregated Revenues

Disaggregated revenues are as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
By Sales Channel:
Distributors and resellers	$35,640	$38,833
Direct and other	21,496	16,222
OEM/ODM/Contract manufacturer	18,759	9,218
Total sales	$75,895	$64,273

By Market Group:
Consumer	$25,793	$26,275
Enterprise	34,533	27,379
Automotive	15,569	10,619
Total sales	$75,895	$64,273

By Geography:
North America	$45,678	$34,301
China (including Hong Kong and Taiwan)	28,086	27,381
Rest of the world	2,131	2,591
Total sales	$75,895	$64,273

Revenue generated from the United States was $45.3 million and $33.6 million for the year ended December 31, 2022 and 2021, respectively.

Note 19. Employee Benefit Plan

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first 90 days of their employment. Under this plan, employees may elect to contribute up to 20% of their annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company matches 100% of the employee’s elective deferrals up to 4% of their annual compensation. The Company may make discretionary contributions to the 401(k) plan, but there were no discretionary contributions during the year ended December 31, 2022. The Company’s contribution expense was $0.3 million for each of the years ended December 31, 2022 and 2021, respectively.

79

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which we expect to file with the SEC within 120 days after the close of our year ended December 31, 2022, under the headings “Election of Directors,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

1.
Financial Statements.

Reference is made to the Index to the registrant’s Financial Statements under Item 8 in Part II of this annual report on Form 10-K.

2.
Financial Statement Schedules.

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.
Exhibits

The documents listed in the following Exhibit Index are incorporated by reference or are filed with this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws, effective as of February 1, 2023

4.1(3)	Specimen stock certificate evidencing the shares of common stock

4.2 (4)	Description of Registered Securities

10.1(5)	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant

10.2(3)	Form of Indemnity Agreement for Directors and Officers

10.3#(5)	Airgain, Inc. 2013 Equity Incentive Plan

10.4#(5)	Form of Stock Option Grant Notice and Stock Option Agreement under the Airgain, Inc. 2013 Equity Incentive Plan

10.5#(3)	Airgain, Inc. 2016 Incentive Award Plan

10.6#(6)	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.7#(7)	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.8#	Form of Performance Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.9#(3)	Airgain, Inc. 2016 Employee Stock Purchase Plan

10.10#	Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.11#(8)	Amendment to Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.12#(9)	Form of Stock Option Agreement under the 2021 Employment Inducement Incentive Award Plan

10.13#(8)	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.14#(8)	Form of Performance Stock Unit Agreement under the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.15#(10)	NimbeLink Corp. 2016 Stock Incentive Plan

10.16#(10)	Form of Stock Option Agreement under the NimbeLink Corp. 2016 Stock Incentive Plan

10.17#	Non-Employee Director Compensation Program and Stock Ownership Guidelines (as amended and restated effective February 1, 2023)

10.18#(9)	Second Amended and Restated Employment Agreement, dated April 27, 2020, by and between Jacob Suen and the Registrant

10.19#(11)	Employment Agreement effective as of February 18, 2021 between Airgain Inc. and Morad Sbahi

10.20#**	Amendment to Employment Agreement effective as of November 9, 2022 between Airgain, Inc. and Morad Sbahi

10.21#(4)	Severance Agreement effective as of April 20, 2021 between Airgain, Inc. and Ali Sadri

10.22#	Employment Agreement, dated October 17, 2022, between Airgain, Inc. and Michael Elbaz

10.23(12)	Asset Purchase Agreement, dated as of April 7, 2017, by and between the Registrant and MCA Financial Group, Inc. acting as the appointed received for Antenna Plus, LLC.

10.24(13)	First Amendment to Office Lease, dated February 13, 2020, by and between Kilroy Realty, L.P. and the Registrant

10.25(14)**†	Stock Purchase Agreement, dated January 7, 2021, by and among Airgain, Inc, NimbeLink Corp., the sellers set forth therein, and Scott Schwalbe in his capacity as seller representative

21.1	List of Subsidiary of the Registrant

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm

23.2	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2016.
(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on February 6, 2023.
(3)
Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-212542) filed with the SEC on July 29, 2016.
(4)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 21, 2022
(5)
Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-212542) filed with the SEC on July 15, 2016.
(6)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020
(7)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
(8)
Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-268419) filed with the SEC on November 16, 2022.
(9)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 19, 2021.
(10)
Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on March 3, 2021.
(11)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021.
(12)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2017.

(13) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 7,

2020.

(14) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2021.

# Indicates management contract or compensatory plan.

* These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be

incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

** Certain schedules and annexes have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished supplementally to the Securities and Exchange Commission upon request.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRGAIN, INC.

Date: March 20, 2023 /s/ Jacob Suen

Jacob Suen

President and Chief Executive Officer

(principal executive officer)

Date: March 20, 2023 /s/ Michael Elbaz

Michael Elbaz

market conditions Chief Financial Officer and Secretary

(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Suen Jacob Suen	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 20, 2023

/s/ Michael Elbaz Michael Elbaz	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 20, 2023

/s/ James K. Sims James K. Sims	Chairman	March 20, 2023

/s/ Kiva A. Allgood Kiva A. Allgood	Director	March 20, 2023

/s/ Tzau-Jin Chung Tzau-Jin Chung	Director	March 20, 2023

/s/ Joan H. Gillman Joan H. Gillman	Director	March 20, 2023

/s/ Thomas A. Munro Thomas A. Munro	Director	March 20, 2023

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	March 20, 2023