Form 10-Q
period 2023-03-31
AIRGAIN INC
filed 2023-05-11
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 5, 2023, the registrant had 10,407,336 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,839	$11,903
Trade accounts receivable, net	8,148	8,741
Inventories	4,481	4,226
Prepaid expenses and other current assets	1,729	2,284
Total current assets	24,197	27,154
Property and equipment, net	2,683	2,765
Leased right-of-use assets	2,022	2,217
Goodwill	10,845	10,845
Intangible assets, net	10,460	11,203
Other assets	216	216
Total assets	$50,423	$54,400
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,744	$6,507
Accrued compensation	871	2,874
Accrued liabilities and other	2,156	2,615
Short-term lease liabilities	889	904
Total current liabilities	10,660	12,900
Deferred tax liability	142	139
Long-term lease liabilities	1,321	1,536
Total liabilities	12,123	14,575
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,949 shares issued and 10,407 shares outstanding at March 31, 2023; and 10,767 shares issued and 10,226 shares outstanding at December 31, 2022.	112,615	111,282
Treasury stock, at cost: 541 shares at March 31, 2023 and December 31, 2022.	(5,364)	(5,364)
Accumulated deficit	(68,951)	(66,093)
Total stockholders’ equity	38,300	39,825
Total liabilities and stockholders’ equity	$50,423	$54,400

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Sales	$16,444	$17,522
Cost of goods sold	10,126	10,366
Gross profit	6,318	7,156
Operating expenses:
Research and development	2,449	3,242
Sales and marketing	2,866	2,855
General and administrative	3,793	3,485
Total operating expenses	9,108	9,582
Loss from operations	(2,790)	(2,426)
Other expense (income):
Interest income, net	(18)	(5)
Other expense	4	15
Total other (income) expense	(14)	10
Loss before income taxes	(2,776)	(2,436)
Income tax expense (benefit)	82	85
Net loss	$(2,858)	$(2,521)
Net loss per share:
Basic	$(0.28)	$(0.25)
Diluted	$(0.28)	$(0.25)
Weighted average shares used in calculating loss per share:
Basic	10,266	10,130
Diluted	10,266	10,130

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net loss	$(2,858)	$(2,521)
Comprehensive loss	$(2,858)	$(2,521)

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Total stockholders' equity, beginning balance	$39,825	$44,173

Common stock and additional paid-in capital:
Balance at beginning of period	111,282	106,971
Stock-based compensation	1,874	1,051
Cancellation of shares for payment of withholding tax	(678)	(167)
Issuance of shares for stock purchase and option plans	137	287
Balance at end of period	112,615	108,142

Treasury stock:
Balance, at cost -at beginning of period	(5,364)	(5,364)
Balance, at cost -at end of period	(5,364)	(5,364)

Accumulated deficit:
Balance at beginning of period	(66,093)	(57,434)
Net loss	(2,858)	(2,521)
Balance at end of period	(68,951)	(59,955)

Total stockholders' equity, ending balance	$38,300	$42,823

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,858)	$(2,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	157	168
Impairment of fixed assets	—	8
Amortization of intangible assets	743	757
Stock-based compensation	981	1,241
Deferred tax liability	3	8
Changes in operating assets and liabilities:
Trade accounts receivable	593	2,578
Inventories	(255)	230
Prepaid expenses and other current assets	555	(175)
Other assets	—	7
Accounts payable	250	1,572
Accrued compensation	(1,109)	(735)
Accrued liabilities and other	(459)	943
Lease liabilities	(35)	71
Net cash (used in) provided by operating activities	(1,434)	4,152
Cash flows from investing activities:
Purchases of property and equipment	(89)	(128)
Net cash used in investing activities	(89)	(128)
Cash flows from financing activities:
Taxes paid for net share settlement of restricted stock units	(678)	—
Issuance of common stock, net	137	120
Net cash (used in) provided by financing activities	(541)	120
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,064)	4,144
Cash, cash equivalents, and restricted cash; beginning of period	12,078	14,686
Cash, cash equivalents, and restricted cash; end of period	$10,014	$18,830

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$11	$197
Accrual of property and equipment	$13	$—

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,839	$18,655
Restricted cash included in prepaid expenses and other current assets and other assets long term	$175	175
Total cash, cash equivalents, and restricted cash	$10,014	$18,830

See accompanying notes.

Airgain, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 17, 2016. Airgain, Inc. together with its subsidiary NimbeLink Corp. are herein refer to as the “Company,” “we,” or “our”. The Company is a leading provider of connectivity solutions including embedded components, external antennas, and integrated systems that enable wireless networking in the consumer, enterprise, and automotive markets. The Company’s headquarters is in San Diego, California.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, from which the balance sheet information herein was derived. The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and investments have been eliminated in consolidation.

Segment Information

The Company’s operations are located primarily in the United States and most of its assets are located in San Diego, California and Plymouth, Minnesota.

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

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2023, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Restricted Cash

As of March 31, 2023 and December 31, 2022, the Company had $175,000 in cash on deposit to secure certain lease commitments; $80,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $95,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Trade Accounts Receivable

We perform ongoing credit evaluations of our customers and assess each customer’s credit worthiness. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. We monitor collections and payments from our customers and maintain an allowance for credit losses. The allowance for credit losses is based upon applying an expected credit loss rate to receivables based on the historical loss rate and is adjusted for current conditions, including any specific customer collection issues identified, and economic conditions forecast. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The allowance for credit losses as of March 31, 2023 and December 31, 2022 was not material.

Inventories

As of April 2022, all of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of inventory which is held in third-party contract manufacturing facilities. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying consolidated balance sheets. In the second quarter of 2022, we closed our facility located in Scottsdale, Arizona where certain of our products were previously manufactured.

Inventory is stated at the lower of cost or net realizable value. For items manufactured by us, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Write downs for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience and were $1.0 million and $0.9 million as of March 31, 2023, and December 31, 2022, respectively.

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

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill is not amortized but is tested for impairment annually using either a qualitative assessment, and / or quantitative assessment, which is based on comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded. We complete a goodwill impairment test as of December 31 each year or more frequently if we believe indicators of impairment exist. No impairment losses were recorded during the three months ended March 31, 2023 and 2022.

Intangibles

The Company’s identifiable intangible assets are comprised of acquired market-related intangibles, developed technologies, customer relationships and non-compete agreements. The cost of the identifiable intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company periodically re-evaluates the original assumptions and estimated lives of long-lived assets and finite-lived intangible assets. Long-lived assets and finite-lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, the impairment recognized is equal to the amount by which the carrying value of the asset exceeds its fair value. No impairments were recorded during the three months ended March 31, 2023 and 2022.

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

The Company offers return rights and/or pricing credits under certain circumstances. A reserve for potential rights of return of $0.1 million and $0.3 million was recorded as of March 31, 2023 and December 31, 2022, respectively.

The Company's contracts with customers do not typically include extended payment terms. Payment terms may vary by contract and type of customer and generally range from 30 to 90 days from delivery.

The Company provides assurance-type warranties on all product sales ranging from one to two years. The estimated warranty costs are accrued for at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure. The Company has recorded a warranty reserve of $0.1 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively.

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

There were no contract assets as of March 31, 2023 and December 31, 2022. The accrued contract liabilities balance as of March 31, 2023 and December 31, 2022, was $0.2 million.

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation

We recognize compensation costs related to stock options and restricted stock units granted to employees and directors based on the estimated fair value of the awards on the date of grant. We estimate the option grant fair values, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards are expensed on a straight-line basis over the requisite service period of the entire reward. The Company recognizes forfeitures when incurred.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard in the first quarter of fiscal 2023; it did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements

There are no recent accounting pronouncements issued by the FASB that the Company expects would have a material impact on the Company's financial statements.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(2,858)	$(2,521)
Denominator:
Basic weighted average common shares outstanding	10,266	10,130
Plus dilutive effect of potential common shares	—	—
Diluted weighted average common shares outstanding	10,266	10,130
Net loss per share:
Basic	$(0.28)	$(0.25)
Diluted	$(0.28)	$(0.25)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Common stock equivalent shares	2,224	1,960

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	March 31, 2023
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$8,123	$8,123	$8,123
Level 1:
Money market funds	1,716	$1,716	$1,716
Total	$9,839	$9,839	$9,839

	December 31, 2022
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$8,323	$8,323	$8,323
Level 1:
Money market funds	3,580	3,580	3,580
Total	$11,903	$11,903	$11,903

Note 5. Inventory

Inventories are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$1,130	$1,060
Finished goods	3,351	3,166
Total Inventory	$4,481	$4,226

Consigned inventories are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$795	$631
Finished goods	2,613	2,272
Total Consigned Inventory	$3,407	$2,903

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to fifteen years for all other property and equipment. Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Manufacturing and testing equipment	$5,209	$5,194
Leasehold improvements	848	848
Computers and software	713	703
Furniture, fixtures, and equipment	409	409
Construction in process	63	16
Property and equipment, gross	7,242	7,170
Less accumulated depreciation	(4,559)	(4,405)
Property and equipment, net	$2,683	$2,765

Depreciation expense was $0.2 million for each of the three months ended March 31, 2023 and 2022.

Note 7. Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	March 31, 2023
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$880	$940
Customer relationships	7	13,780	7,288	6,492
Developed technologies	11	4,380	1,352	3,028
Covenants to non-compete	2	115	115	—
Total intangible assets, net		$20,095	$9,635	$10,460

	December 31, 2022
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$795	$1,025
Customer relationships	7	13,780	6,720	7,060
Developed technologies	11	4,380	1,263	3,117
Covenants to non-compete	2	115	114	1
Total intangible assets, net		$20,095	$8,892	$11,203

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2023 (remaining nine months)	$2,226
2024	2,968
2025	2,958
2026	557
Thereafter	1,751
Total	$10,460

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.7 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses	$1,051	$815
VAT payable	339	339
Accrued income taxes	243	166
Advanced payments from contract manufacturers	208	210
Contract liabilities	—	32
Goods received not invoiced	94	529
Other current liabilities	221	524
Accrued liabilities and other	$2,156	$2,615

Note 9. Notes Payable and Line of Credit

On February 18, 2022, we entered into a loan and security agreement with Silicon Valley Bank (SVB), providing a revolving line of credit for $4.0 million. The line of credit only allowed for maximum advances of 80% of the aggregate face amount of certain eligible receivables. The line of credit bore an interest rate of WSJ prime (currently 7.5%) plus 1.75%. The lender had a first security interest in all of the Company's and NimbeLink’s assets, excluding intellectual property, for which the lender received a negative pledge and included certain financial and non-financial covenants. The Company was required to pay monthly interest and paid an annual commitment fee of $15,000 upon signing.

As of March 31, 2023, there was no balance owed on the line of credit and it expired by its terms in February 2023.

Note 10. Leases

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

Operating lease arrangements primarily consist of office, warehouse, and test house leases expiring during different years through 2025. The facility leases have original lease terms of approximately one to five years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 3.9% and 3.9%, respectively, and the weighted average remaining lease term for operating leases was 2.5 years and 2.7 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $22,000 and $48,600, for the three months ended March 31, 2023 and 2022, respectively. Total operating lease cost was $0.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of March 31, 2023 (in thousands):

Estimated future lease obligation
2023 (remaining nine months)	$732
2024	904
2025	687
Total minimum payments	2,323
Less imputed interest	(111)
Less unrealized translation gain	(2)
Total lease liabilities	2,210
Less short-term lease liabilities	(889)
Long-term lease liability	$1,321

Note 11. Treasury Stock

In 2019, our Board of Directors (the Board) approved a share repurchase program (the Program) pursuant to which the Company could purchase up to $7.0 million of shares of our common stock. The repurchases under the Program were made from time to time in the open market or in privately negotiated transactions and were funded from the Company’s working capital. Repurchases were made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, available liquidity, cash flow, applicable legal requirements and other factors. Since inception of the stock repurchase programs, including prior share repurchase programs, the Company has purchased a total of approximately 541,000 shares for a total cost of $5.4 million. The Program expired in September 2021.

Note 12. Income Taxes

The Company’s effective income tax rate was -2.9% and -3.3% for the three months ended March 31, 2023 and 2022, respectively. The variance from the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2023 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance. The variance from the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2022 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

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

As of December 31, 2022, the Company had a valuation allowance against net deferred tax assets of $11.9 million, however, the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) may not be considered a future source of taxable income in evaluating the need for a valuation allowance. In connection with the acquisition of NimbeLink, the Company recorded deferred tax liabilities associated with acquired intangible assets. As a result, for the three months ended March 31, 2023, the Company determined that it is appropriate to release a portion of the Company's valuation allowance.

Note 13. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Inventive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	March 31, 2023	December 31, 2022
Stock options issued and outstanding	2,224	2,065
Stock awards issued and outstanding	822	581
Authorized for grants under the 2016 Equity Incentive Plan(2)	328	507
Authorized for grants under the Inducement Plan(3)	323	294
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	457	378
	4,154	3,825

(1) The table above excludes 541,000 treasury stock shares as of March 31, 2023 and December 31, 2022.

(2) On January 1, 2023, the number of authorized shares in the 2016 Plan increased by 431,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan.

(4) On January 1, 2023, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 14. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cost of goods sold	$15	$13
Research and development	237	267
Sales and marketing	161	287
General and administrative	568	674
Total stock-based compensation expense	$981	$1,241

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	2,065	$11.78	6.7	$758
Granted	257	$6.03
Expired/Forfeited	(98)	$15.08
Balance at March 31, 2023	2,224	$11.20	6.6	$604

Vested and exercisable at March 31, 2023	1,477	$11.35	5.5	$573
Vested and expected to vest at March 31, 2023	2,224	$11.20	6.6	$604

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $3.13. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. For stock options vested and expected to vest, the aggregate intrinsic value as of March 31, 2023 was $0.6 million.

At March 31, 2023, there was $3.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.6 years.

Restricted Stock

The following table summarizes the Company's restricted stock unit activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2022	444	$11.78
Grants	568	$5.27
Vested and released	(278)	$7.85
Forfeited	(27)	$12.91
Balance at March 31, 2023	708	$8.05

As of March 31, 2023, there was $5.1 million of total unrecognized compensation cost related to unvested restricted stock units having a weighted average remaining contractual term of 3.4 years.

Performance Stock Units

The following table summarizes the Company's performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2022	137	$2.09
Grants	—	$—
Vested and released	—	$—
Forfeited	(23)	$2.20
Balance at March 31, 2023	114	$2.07

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. As of March 31, 2023, there was $0.2 million of total unrecognized compensation cost related to unvested PSUs having a weighted average remaining contractual term of 2.0 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility.

Share-Settled Obligation

During the three months ended March 31, 2023, the Company settled $0.9 million of share-settled 2022 bonus awards by granting 187,200 immediately vested RSUs. As of March 31, 2023, the Company had no liability classified restricted stock unit payout obligations.

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

During the three months ended March 31, 2023, the Company received $0.1 million from the issuance of 21,300 shares under the ESPP.

Note 15. Commitments and Contingencies

Severance Costs

The Company incurred and paid severance costs $0.1 million for the three months ended March 31, 2023.

Potential product warranty claims

As of March 31, 2023, the Company reserved approximately $0.1 million of general warranty.

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

Note 16. Concentration of Credit Risk

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended March 31,
	2023	2022
Customer A	16%	12%
Customer B	14%	17%
Customer C	13%	6%
Customer D	11%	12%
Customer E	9%	15%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	March 31, 2023	December 31, 2022
Customer A	13%	21%
Customer B	11%	3%
Customer C	11%	0%
Customer D	10%	15%
Customer E	9%	12%

Concentration of Purchases

During the three months ended March 31, 2023, the Company’s products were primarily manufactured by six contract manufacturers with locations in China, Mexico, Minnesota, and Vietnam.

Concentration of Cash

The bank where most of the Company’s cash was held was placed into receivership with the FDIC on March 10, 2023. The Company’s cash deposits exceeded the FDIC insured limits at that time. However, the Treasury, the Federal Reserve, and the FDIC, as receiver, jointly released a statement that depositors at this specific bank would have access to their funds, including funds in excess of standard FDIC insurance limits. The Company has not experienced losses on these accounts. The Company is in the process of allocating cash deposits among other financial institutions to mitigate its concentration risk.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	March 31, 2023	December 31, 2022
North America	$2,421	$2,469
Asia Pacific (APAC)	112	138
Europe, Middle East and Africa (EMEA)	150	158
Property and equipment, net	$2,683	$2,765

Note 17. Disaggregated Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended March 31,
	2023	2022
By Market Group:
Enterprise	$8,437	$8,629
Consumer	5,132	6,062
Automotive	2,875	2,831
Total sales	$16,444	$17,522

By Geography:
North America	$10,168	$10,479
China (including Hong Kong and Taiwan)	5,969	6,459
Rest of the world	307	584
Total sales	$16,444	$17,522

Revenue generated from the United States was $6.5 million and $10.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 18. Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview

Airgain is a leading provider of wireless connectivity solutions that creates and delivers embedded components, external antennas, and integrated systems across the globe. Airgain simplifies wireless connectivity across a diverse set of devices and markets, from solving complex connectivity issues to speeding time to market to enhancing wireless signals. Our product offering includes three distinct sub-brands. Airgain Embedded™ represents our embedded modems, antennas, and development kits that help design teams bring connected products to market quickly. Airgain Antenna+™ represents our external antennas, such as our fleet and Internet of things (IoT) antennas, that help enhance wireless signals in some of the harshest environments. Airgain Integrated™ represents our fully integrated products, such as our asset trackers, 5G connectivity solutions, and AirgainConnect® platform, that help solve connectivity issues in an organization’s operating environment. Our mission is to connect the world through optimized, integrated wireless solutions.

As a wireless connectivity solution provider with a rich history in radio frequency (RF) technology, we are leveraging our expertise in embedded antennas and embedded modems to effectively transition from a component provider to a wireless systems provider. In 2020, we announced our patented vehicle networking flagship platform – AirgainConnect. Our first product from this platform, the AC-HPUE™ antenna-modem, offers a novel solution for our public safety and automotive fleet markets by improving vehicle networking capabilities and we are developing our next generation products directed towards a broader vehicle market size. We have also designed an entire line of cellular-based, ruggedized asset trackers that deliver real-time location and condition data on assets, whether they are indoors, outdoors or in transit. In addition, we have a robust custom products offering where we design and build integrated products such as cellular routers, large venue WiFi access points, and external cellular modem modules for major original equipment manufacturers (OEMs). Finally, our advanced development team expect to roll out several new products this year designed to improve the 5G customer experience, further helping enable our move into a leadership position in the new wave of technologies and platforms.

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

Core Markets

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
•
Consumer. The consumer market encompasses a large and growing audience of consumers using wireless-enabled devices. Our antennas are deployed in consumer access points, wireless gateways, Wi-Fi Mesh systems and extenders, smart TVs, smart home devices, and set-top boxes. Additionally, our antennas support a comprehensive array of technologies, including WLAN, Wi-Fi, LTE, 5G and LPWAN. In addition, with the roll out of our new 5G connectivity product lines, improving 5G access and customer experience through fixed wireless access (FWA) and repeaters for our service provider customers will be a high growth area for Airgain.
•
Automotive. In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket segment, supporting a variety of technologies that include Wi-Fi, LTE, 5G, Satellite and LPWAN. The fleet and aftermarket segments of the automotive market typically consist of applications whereby rugged vehicular wireless routers are paired with external antenna systems to provide connectivity to fixed and mobile assets. Within this unique market segment, there has been a rise in the number of antennas per vehicle, which is especially true in the first responder, utility, agriculture, and service fleet markets where in-vehicle equipment increasingly demands connectivity.

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

COVID-19 Pandemic

In 2021 and 2021, the United States and other countries around the world experienced a major health pandemic related to COVID-19, which created considerable instability and disruption in the U.S. and world economies. The spread of COVID-19 and its related effects on our business had and may continue to have a material and adverse effect on our business operations. These disruptions or restrictions included restrictions on our ability to travel to certain locations, temporary closures of our customer or supplier facilities and disruptions with certain components in our supply chain located in Asia as well as those of our customers. To address these challenges, we identified and continued to identify purchases of long lead time inventory to mitigate global supply chain issues. Such disruptions to our customers had a negative impact on our sales and operating results during 2022 and 2021. Recently, the negative effects from COVID-19 have had less of an impact on our sales and operations.

The impact of the COVID-19 pandemic or other epidemic diseases on the U.S. and world economies generally, and our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including macroeconomic uncertainties, epidemic diseases, continued recovery from global supply shortages, impact of inflation on consumer spending, and our ability to develop technology leadership and expand our markets.

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
•
international expansion in light of continuing global tensions; and
•
ability to successfully integrate past and any future acquisitions.

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2023.

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

General and Administrative. General and administrative expenses primarily consist of personnel and facility related costs for our executive, legal, human resource finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, and other professional services fees, depreciation, and other corporate expenses. We expect general and administrative expenses to fluctuate as we grow our operations.

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

Results of Operations

The following tables set forth our operating results for the periods presented and as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2023	2022
Statement of Operations Data (in thousands):
Sales	$16,444	$17,522
Cost of goods sold	10,126	10,366
Gross profit	6,318	7,156
Operating expenses:
Research and development	2,449	3,242
Sales and marketing	2,866	2,855
General and administrative	3,793	3,485
Total operating expenses	9,108	9,582
Loss from operations	(2,790)	(2,426)
Other (income) expense	(14)	10
Loss before income taxes	(2,776)	(2,436)
Income tax expense (benefit)	82	85
Net loss	$(2,858)	$(2,521)

	Three months ended March 31,
	2023	2022
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	61.6	59.2
Gross profit	38.4	40.8
Operating expenses:
Research and development	14.9	18.4
Sales and marketing	17.4	16.3
General and administrative	23.1	19.9
Total operating expenses	55.4	54.6
Loss from operations	(17.0)	(13.8)
Other (income) expense	(0.1)	0.1
Loss before income taxes	(16.9)	(13.9)
Income tax expense (benefit)	0.5	0.5
Net loss	(17.4)%	(14.4)%

Comparison of the Three Months Ended March 31, 2023 (dollars in thousands)

Sales

	Three months ended March 31,
	2023	2022	$ Change	% Change
Sales	$16,444	$17,522	$(1,078)	(6.2)%

Sales for the three months ended March 31, 2023 decreased $1.1 million or 6.2% compared to the same period in the prior year. Enterprise market sales decreased $0.2 million, to $8.4 million for the three months ended March 31, 2023 from $8.6 million during the same period in the prior year, driven by lower sales of industrial internet-of-things (IIoT) products. Consumer market sales decreased $1.0 million to $5.1 million for the three months ended March 31, 2023 from $6.1 million during the same period in the prior year due to demand softness. Automotive market sales increased $0.1 million, to $2.9 million for the three months ended March 31, 2023, from $2.8 million during the same period in the prior year.

Cost of Goods Sold

	Three months ended March 31,
	2023	2022	$ Change	% Change
Cost of goods sold	$10,126	$10,366	$(240)	(2.3)%

Cost of goods sold for the three months ended March 31, 2023 decreased $0.2 million or 2.3% compared to the same period in the prior year. The decline was due to sales decline, offset by increased product cost from unfavorable consumer and enterprise market sales mix.

Gross Profit

	Three months ended March 31,
	2023	2022	$ Change	% Change
Gross profit	$6,318	$7,156	$(838)	(11.7)%
Gross profit (percentage of sales)	38.4%	40.8%		(2.4)%

Gross profit for the three months ended March 31, 2023 decreased $0.8 million or 11.7%, compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the three months ended March 31, 2023 decreased by 240 basis points compared to the same period in the prior year due to an unfavorable consumer market sales mix, along with an enterprise product sales mix.

Operating Expenses

	Three months ended March 31,
	2023	2022	$ Change	% Change
Research and development	$2,449	$3,242	$(793)	(24.5)%
Sales and marketing	2,866	2,855	11	0.4%
General and administrative	3,793	3,485	308	8.8%
Total operating expenses	$9,108	$9,582	$(474)	(4.9)%

Operating Expenses

Operating expenses for the three months ended March 31, 2023 decreased $0.5 million or 4.9% compared to the same period in the prior year. The decrease was primarily driven by lower company-wide variable compensation costs and engineering outsourced services. The decrease was partially offset by higher trade shows, advertising and travel costs.

Other (Income) Expense

	Three months ended March 31,
	2023	2022	$ Change	% Change
Interest income, net	$(18)	$(5)	$(13)	260.0%
Other expense	4	15	(11)	(73.3)
Total other income	$(14)	$10	$(24)	(240.0)%

Other expense for the three months ended March 31, 2023, consists primarily of credit card interest expense.

Liquidity and Capital Resources

We had cash and cash equivalents of $9.8 million at March 31, 2023.

Prior to 2013 and for the years ended 2018, 2020, 2021 and 2022, we have incurred net losses. As a result, we have an accumulated deficit of $69.0 million at March 31, 2023.

In February 2022, we and our subsidiary NimbeLink Corp entered into a loan and security agreement with Silicon Valley Bank, pursuant to which we together had a revolving line of credit for $4.0 million. The line of credit expired in February 2023.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(1,434)	$4,152
Net cash used in investing activities	(89)	(128)
Net cash (used in) provided by financing activities	(541)	120
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,064)	$4,144

Net cash used in or provided by operating activities. Net cash used by operating activities was $1.4 million for the three months ended March 31, 2023. This was primarily driven by the net loss of $2.9 million and a $0.5 million net change in operating assets and liabilities, offset by $1.9 million in non-cash expenses.

Net cash provided by operating activities was $4.2 million for the three months ended March 31, 2022. This was primarily driven by a $4.5 million net change in operating assets and liabilities and $2.2 million in non-cash expenses including but offset by the net loss of $2.5 million.

Net cash used in investing activities. Net cash used in investing activities of $0.1 million for each of the three months ended March 31, 2023 and 2022 was for purchases of property and equipment.

Net cash used in or provided by financing activities. Net cash used in financing activities of $0.5 million for the three months ended March 31, 2023, was primarily to pay taxes for net share settlement of restricted stock units, partially offset by proceeds from common stock issuances under the ESPP.

Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2022, was attributable to proceeds from common stock issuances under the ESPP less taxes for net share settlement of restricted stock units.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2023, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” within the unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to such risk factors. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

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
(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 17, 2016.
(2)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 6, 2023.
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

AIRGAIN, INC.

Date: May 11, 2023	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: May 11, 2023	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer (principal financial and accounting officer)