Form 10-Q
period 2023-06-30
AIRGAIN INC
filed 2023-08-10
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of August 2, 2023, the registrant had 10,423,964 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,270	$11,903
Trade accounts receivable, net	8,626	8,741
Inventories	4,797	4,226
Prepaid expenses and other current assets	1,688	2,284
Total current assets	24,381	27,154
Property and equipment, net	2,544	2,765
Leased right-of-use assets	1,814	2,217
Goodwill	10,845	10,845
Intangible assets, net	9,718	11,203
Other assets	210	216
Total assets	$49,512	$54,400
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,659	$6,507
Accrued compensation	1,100	2,874
Accrued liabilities and other	3,527	2,615
Short-term lease liabilities	921	904
Total current liabilities	11,207	12,900
Deferred tax liability	146	139
Long-term lease liabilities	1,080	1,536
Total liabilities	12,433	14,575
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,964 shares issued and 10,423 shares outstanding at June 30, 2023; and 10,767 shares issued and 10,226 shares outstanding at December 31, 2022.	113,599	111,282
Treasury stock, at cost: 541 shares at June 30, 2023 and December 31, 2022.	(5,364)	(5,364)
Accumulated deficit	(71,156)	(66,093)
Total stockholders’ equity	37,079	39,825
Total liabilities and stockholders’ equity	$49,512	$54,400

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales	$15,830	$19,286	$32,274	$36,808
Cost of goods sold	9,551	11,793	19,677	22,159
Gross profit	6,279	7,493	12,597	14,649
Operating expenses:
Research and development	2,590	2,962	5,039	6,204
Sales and marketing	2,305	2,889	5,171	5,744
General and administrative	3,596	3,255	7,389	6,740
Total operating expenses	8,491	9,106	17,599	18,688
Loss from operations	(2,212)	(1,613)	(5,002)	(4,039)
Other (income) expense:
Interest income, net	(16)	(6)	(34)	(11)
Other expense	11	15	15	30
Total other (income) expense	(5)	9	(19)	19
Loss before income taxes	(2,207)	(1,622)	(4,983)	(4,058)
Income tax (benefit) expense	(2)	(3)	80	82
Net loss	$(2,205)	$(1,619)	$(5,063)	$(4,140)
Net loss per share:
Basic	$(0.21)	$(0.16)	$(0.49)	$(0.41)
Diluted	$(0.21)	$(0.16)	$(0.49)	$(0.41)
Weighted average shares used in calculating loss per share:
Basic	10,413	10,219	10,340	10,188
Diluted	10,413	10,219	10,340	10,188

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(2,205)	$(1,619)	$(5,063)	$(4,140)
Comprehensive loss	$(2,205)	$(1,619)	$(5,063)	$(4,140)

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Total stockholders' equity, beginning balance	$38,300	$42,823	$39,825	$44,173

Common stock and additional paid-in capital:
Balance at beginning of period	112,615	108,142	111,282	106,971
Stock-based compensation	968	1,028	2,842	2,079
Common stock withheld related to net share settlement of equity awards	(12)	—	(690)	—
Issuance of shares for stock purchase and option plans	28	16	165	136
Balance at end of period	113,599	109,186	113,599	109,186

Treasury stock:
Balance, at cost -at beginning of period	(5,364)	(5,364)	(5,364)	(5,364)
Balance, at cost -at end of period	(5,364)	(5,364)	(5,364)	(5,364)

Accumulated deficit:
Balance at beginning of period	(68,951)	(59,955)	(66,093)	(57,434)
Net loss	(2,205)	(1,619)	(5,063)	(4,140)
Balance at end of period	(71,156)	(61,574)	(71,156)	(61,574)

Total stockholders' equity, ending balance	$37,079	$42,248	$37,079	$42,248

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,063)	$(4,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	342	337
Loss on disposal of property and equipment	11	3
Amortization of intangible assets	1,485	1,513
Stock-based compensation	1,949	2,455
Deferred tax liability	7	18
Changes in operating assets and liabilities:
Trade accounts receivable	115	935
Inventories	(571)	328
Prepaid expenses and other current assets	596	(554)
Other assets	6	75
Accounts payable	(877)	1,159
Accrued compensation	(880)	(193)
Accrued liabilities and other	912	94
Lease liabilities	(36)	(50)
Net cash (used in) provided by operating activities	(2,004)	1,980
Cash flows from investing activities:
Purchases of property and equipment	(104)	(174)
Proceeds from sale of equipment	—	10
Net cash used in investing activities	(104)	(164)
Cash flows from financing activities:
Cash paid for business acquisition contingent consideration	—	(7,015)
Payments for withholding taxes related to net share settlement of equity awards	(690)	—
Issuance of common stock, net	165	136
Net cash used in financing activities	(525)	(6,879)
Net decrease in cash, cash equivalents and restricted cash	(2,633)	(5,063)
Cash, cash equivalents, and restricted cash; beginning of period	12,078	14,686
Cash, cash equivalents, and restricted cash; end of period	$9,445	$9,623

Supplemental disclosure of cash flow information:
Income taxes paid	$64	$110
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$11	$254
Accrual of property and equipment	$29	$429

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,270	$9,448
Restricted cash included in prepaid expenses and other current assets and other assets long term	175	175
Total cash, cash equivalents, and restricted cash	$9,445	$9,623

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, from which the balance sheet information herein was derived. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and investments have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

During the six months ended June 30, 2023, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Trade Accounts Receivable

We perform ongoing credit evaluations of our customers and assess each customer’s credit worthiness. The policy for determining when receivables are past due or delinquent is based on the contractual terms agreed upon. We monitor collections and payments from our customers and analyze for an allowance for credit losses. The allowance for credit losses is based upon applying an expected credit loss rate to receivables based on the historical loss rate and is adjusted for current conditions, including any specific customer collection issues identified, and economic conditions forecast. Delinquent account balances are written off after management has determined that the likelihood of collection is remote.

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

Other Intangible Assets

The Company’s identifiable intangible assets are comprised of acquired intangibles, developed technologies, customer relationships and non-compete agreements. The cost of the market-related intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives. The Company periodically re-evaluates the original assumptions and estimated lives of long-lived assets and finite-lived intangible assets. Long-lived assets and finite-lived intangibles are assessed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is considered to be impaired, the impairment recognized is equal to the amount by which the carrying value of the asset exceeds its fair value.

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

For product sales, each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. The contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Most of the Company’s revenue is recognized on a “point-in-time” basis when control passes to the customer. The revenue from service contracts is recognized either at a "point-in-time" or “over time” based on the terms and conditions in the contract. Revenue from data subscription plans relate to purchased asset trackers with activated data lines, through a third-party service provider. Subscription plans are recognized monthly. Service revenues are earned based on contractual milestones. Prepayments are deferred revenues and are recorded as contract liabilities. We recognize the contract liabilities over service periods ranging from three (3) to eighteen (18) months.

The Company offers return rights and/or pricing credits under certain circumstances. We estimate product returns based on historical sales and return trends and record against revenue and corresponding refund liability.

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

There were no contract assets as of June 30, 2023 and December 31, 2022.

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2,205)	$(1,619)	$(5,063)	$(4,140)
Denominator:
Basic weighted average common shares outstanding	10,413	10,219	10,340	10,188
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	10,413	10,219	10,340	10,188
Net loss per share:
Basic	$(0.21)	$(0.16)	$(0.49)	$(0.41)
Diluted	$(0.21)	$(0.16)	$(0.49)	$(0.41)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options, restricted stock and performance stock	2,413	2,122	2,369	2,032
Common stock equivalent shares	2,413	2,122	2,369	2,032

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	June 30, 2023
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$9,249	$9,249	$9,249
Level 1:
Money market funds	21	$21	$21
Total	$9,270	$9,270	$9,270

	December 31, 2022
	Amortized cost	Estimated fair value	Cash and cash equivalents
Cash	$8,323	$8,323	$8,323
Level 1:
Money market funds	3,580	3,580	3,580
Total	$11,903	$11,903	$11,903

Restricted Cash

As of June 30, 2023 and December 31, 2022, the Company had $175,000 in cash on deposit to secure certain lease commitments; $80,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $95,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Note 5. Inventory

Inventories are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$921	$1,060
Finished goods	3,876	3,166
Total Inventory	$4,797	$4,226

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$470	$631
Finished goods	2,505	2,272
Total Consigned Inventory	$2,975	$2,903

Excess and obsolete inventory reserves were $1.0 million and $0.9 million as of June 30, 2023 and December 31, 2022, respectively.

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Manufacturing and testing equipment	$5,461	$5,194
Leasehold improvements	848	848
Computers and software	502	703
Furniture, fixtures, and equipment	427	409
Construction in process	37	16
Property and equipment, gross	7,275	7,170
Less accumulated depreciation	(4,731)	(4,405)
Property and equipment, net	$2,544	$2,765

Depreciation expense was $0.2 million for each of the three months ended June 30, 2023 and 2022 and $0.3 million for each of the six months ended June 30, 2023 and 2022.

Note 7. Intangible Assets

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	June 30, 2023
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$965	$855
Customer relationships	7	13,780	7,857	$5,923
Developed technologies	11	4,380	1,440	$2,940
Covenants to non-compete	2	115	115	$—
Total intangible assets, net		$20,095	$10,377	$9,718

	December 31, 2022
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$795	$1,025
Customer relationships	7	13,780	6,720	7,060
Developed technologies	11	4,380	1,263	3,117
Covenants to non-compete	2	115	114	1
Total intangible assets, net		$20,095	$8,892	$11,203

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2023 (remaining six months)	$1,484
2024	2,968
2025	2,958
2026	557
2027	356
Thereafter	1,395
Total	$9,718

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.7 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $1.5 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.

No impairment losses were recorded against the other intangibles during the three months ended June 30, 2023 and 2022.

Goodwill

No impairment losses were recorded against the goodwill during the three months ended June 30, 2023 and 2022.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses	$1,003	$815
VAT payable	339	339
Accrued income taxes	197	166
Advanced payments from contract manufacturers	148	210
Contract liabilities	—	32
Goods received not invoiced	1,702	529
Other current liabilities	138	524
Accrued liabilities and other	$3,527	$2,615

Note 9. Leases

Operating leases

The Company has made certain assumptions and judgements when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2025. The facility leases have original lease terms of approximately one to five years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 3.9%, and the weighted average remaining lease term for operating leases was 2.2 years and 2.7 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $27,000 and $42,000, for the three months ended June 30, 2023 and 2022, respectively. Total operating lease cost was $0.2 million each for the three months ended June 30, 2023 and 2022 and $0.5 million each for the six months ended June 30, 2023 and 2022.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of June 30, 2023 (in thousands):

Estimated future lease obligation
2023 (remaining six months)	$498
2024	902
2025	687
Total minimum payments	2,087
Less imputed interest	(88)
Less unrealized translation gain	2
Total lease liabilities	2,001
Less short-term lease liabilities	(921)
Long-term lease liability	$1,080

Note 10. Treasury Stock

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

Note 11. Income Taxes

The Company’s effective income tax rate was -1.6% and -2.0% for the six months ended June 30, 2023 and 2022, respectively. The variance from the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2023 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance. The variance from the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2022 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

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

Note 12. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Inventive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	June 30, 2023	December 31, 2022
Stock options issued and outstanding	2,129	2,065
Stock awards issued and outstanding	766	581
Authorized for grants under the 2016 Equity Incentive Plan(2)	354	507
Authorized for grants under the Inducement Plan(3)	324	294
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	457	378
	4,030	3,825

(1) The table above excludes 541,000 treasury stock shares as of June 30, 2023 and December 31, 2022.

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

Note 13. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$29	$22	$44	$26
Research and development	280	278	517	554
Sales and marketing	115	296	276	583
General and administrative	544	618	1,112	1,292
Total stock-based compensation expense	$968	$1,214	$1,949	$2,455

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	2,065	$11.78	6.7	$758
Granted	267	$5.71
Exercised	(12)	$2.30		$40
Expired/Forfeited	(191)	$13.08
Balance at June 30, 2023	2,129	$10.95	6.4	$608

Vested and exercisable at June 30, 2023	1,491	$11.45	5.3	$541
Vested and expected to vest at June 30, 2023	2,129	$10.95	6.4	$608

The weighted average grant date fair value of options granted during the six months ended June 30, 2023 was $2.92. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. For stock options vested and expected to vest, the aggregate intrinsic value as of June 30, 2023 was $0.6 million.

At June 30, 2023, there was $2.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.6 years.

Restricted Stock

The following table summarizes the Company's restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2022	444	$11.78
Grants	583	$5.27
Vested and released	(284)	$8.06
Forfeited	(91)	$9.40
Balance at June 30, 2023	652	$7.91

As of June 30, 2023, there was $4.3 million of total unrecognized compensation cost related to unvested restricted stock units having a weighted average remaining contractual term of 3.1 years.

Performance Stock Units

The following table summarizes the Company's performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2022	137	$2.09
Grants	—	$—
Vested and released	—	$—
Forfeited	(23)	$2.20
Balance at June 30, 2023	114	$2.07

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. As of June 30, 2023, there was $0.1 million of total unrecognized compensation cost related to unvested PSUs having a weighted average remaining contractual term of 1.8 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility.

Share-Settled Obligation

During the six months ended June 30, 2023, the Company settled $0.9 million 2022 bonus awards by granting 187,200 immediately vested RSUs.

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

During the six months ended June 30, 2023, the Company received $0.1 million from the issuance of 21,300 shares under the ESPP.

Note 14. Commitments and Contingencies

Severance and Exit Costs

The following table presents details of the liability we recorded related to severance and exit costs:

Severance and Exit Costs
(In thousands)
Balance at December 31, 2022	$—
Accrued to expense	205
Payments	(92)
Balance at March 31, 2023	$113
Accrued to expense	365
Payments	(71)
Balance at June 30, 2023	$407

The severance liability is recorded in accrued compensation on the accompanying unaudited condensed consolidated balance sheet. The severance and exit cost were recorded in the relevant operating expense departments in the accompanying unaudited condensed consolidated statement of operations.

Potential product warranty claims

The Company had a general warranty accrual of approximately $0.1 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.

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

Note 15. Concentration of Credit Risk

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Customer A	24%	14%	19%	14%
Customer B	14%	8%	13%	8%
Customer C	9%	22%	12%	19%
Customer D	9%	14%	10%	15%
Customer E	6%	28%	7%	28%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	June 30, 2023	December 31, 2022
Customer A	21%	21%
Customer B	11%	8%
Customer C	7%	12%
Customer D	5%	15%

The allowance for credit losses as of June 30, 2023 and December 31, 2022 was not material.

Concentration of Purchases

During the six months ended June 30, 2023, the Company’s products were primarily manufactured by six contract manufacturers with locations in China, Mexico, Minnesota, and Vietnam.

Concentration of Cash

The bank where most of the Company’s cash was held was placed into receivership with the FDIC on March 10, 2023. The Company’s cash deposits exceeded the FDIC insured limits at that time. However, the Treasury, the Federal Reserve, and the FDIC, as receiver, jointly released a statement that depositors at this specific bank would have access to their funds, including funds in excess of standard FDIC insurance limits. The Company has not experienced losses on these accounts. In the second quarter of 2023, the Company moved most of the deposits out of this institution to several accounts at a larger institutional bank.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	June 30, 2023	December 31, 2022
North America	$2,300	$2,469
Asia Pacific (APAC)	102	138
Europe, Middle East and Africa (EMEA)	142	158
Property and equipment, net	$2,544	$2,765

Note 16. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
By Market Group:
Enterprise	$7,366	$9,120	$15,803	$17,749
Consumer	6,189	5,981	11,321	12,043
Automotive	2,275	4,185	5,150	7,016
Total sales	$15,830	$19,286	$32,274	$36,808

By Geography:
North America	$9,438	$12,424	$19,606	$22,903
China (including Hong Kong and Taiwan)	6,059	6,268	12,028	12,727
Rest of the world	333	594	640	1,178
Total sales	$15,830	$19,286	$32,274	$36,808

Revenue generated from the United States was $2.8 million and $12.4 million for the three months ended June 30, 2023 and 2022, respectively and $9.3 million and $22.7 million for the six months ended June 30, 2023 and 2022, respectively.

Liability for potential rights of return was approximately $1,900 and $0.3 million as of June 30, 2023 and December 31, 2022, respectively and is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

The deferred revenues that are recorded as contract liabilities were $0.1 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.

Note 17. Subsequent Events

In August 2023, we applied for employee retention credit (ERC) refunds pursuant to the Coronavirus Aid, Relief and Economic Security Act, totaling $2.5 million, net of professional fees. Pending the Internal Revenue Service’s (IRS) review and determination of our eligibility, we anticipate receiving the ERC refunds within the next six months. However, there can be no assurance we will ultimately receive the amounts we currently expect, if any, or the timeframe of any such receipt, based on IRS review or otherwise.

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

Macroeconomic conditions

Macroeconomic conditions have continued to create demand softness industrywide, which when combined with excess inventories in our channels, drove year-over-year declines in our Enterprise, Automotive and Consumer markets. These conditions have led to a reduction in visibility to customer demand and an increase in volatility in the management of our business. We remain focused on the execution of our strategic product initiatives and operational efficiencies, as they lay out the foundation of our revenue and profitability growths when market conditions improve.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including macroeconomic uncertainties, epidemic diseases, continued recovery from global supply shortages, impact of inflation on consumer spending, our ability to transition from a component provider to a wireless systems provider and to develop technology leadership and expand our markets.

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, health pandemics and epidemic diseases, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the six months ended June 30, 2023.

While each of these areas presents significant opportunities for us, they also pose significant risks and challenges we must successfully address. We discuss many of these risks, uncertainties and other factors in greater detail in the section entitled “Risk Factors” included in this quarterly report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K.

Seasonality

Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. Although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Lunar New Year. General weakening of economic conditions may contribute to slower sales. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year and these patterns may change as a result of general customer demand or product cycles.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Statement of Operations Data (in thousands):
Sales	$15,830	$19,286	$32,274	$36,808
Cost of goods sold	9,551	11,793	19,677	22,159
Gross profit	6,279	7,493	12,597	14,649
Operating expenses:
Research and development	2,590	2,962	5,039	6,204
Sales and marketing	2,305	2,889	5,171	5,744
General and administrative	3,596	3,255	7,389	6,740
Total operating expenses	8,491	9,106	17,599	18,688
Loss from operations	(2,212)	(1,613)	(5,002)	(4,039)
Other (income) expense	(5)	9	(19)	19
Loss before income taxes	(2,207)	(1,622)	(4,983)	(4,058)
Income tax (benefit) expense	(2)	(3)	80	82
Net loss	$(2,205)	$(1,619)	$(5,063)	$(4,140)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.3	61.1	61.0	60.2
Gross profit	39.7	38.9	39.0	39.8
Operating expenses:
Research and development	16.4	15.4	15.6	16.9
Sales and marketing	14.6	15.0	16.0	15.6
General and administrative	22.7	16.9	22.9	18.3
Total operating expenses	53.7	47.3	54.5	50.8
Loss from operations	(14.0)	(8.4)	(15.5)	(11.0)
Other (income) expense	0.1	0.0	(0.1)	(0.0)
Loss before income taxes	(13.9)	(8.4)	(15.4)	(11.0)
Income tax (benefit) expense	(0.0)	(0.0)	0.3	0.2
Net loss	(13.9)%	(8.4)%	(15.7)%	(11.2)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022 (dollars in thousands)

Sales

	Three months ended June 30,
	2023	2022	$ Change	% Change
Sales	$15,830	$19,286	$(3,456)	(17.9)%

	Six months ended June 30,
	2023	2022	$ Change	% Change
Sales	$32,274	$36,808	$(4,534)	(12.3)%

Sales for the three months ended June 30, 2023 decreased $3.5 million or 17.9% compared to the same period in the prior year. Enterprise market sales decreased $1.8 million, to $7.3 million for the three months ended June 30, 2023 from $9.1 million during the same period in the prior year, driven by lower sales of industrial internet-of-things (IIoT) and enterprise access point products. Consumer market sales increased $0.2 million to $6.2 million for the three months ended June 30, 2023 from $6.0 million during the same period in the prior year due to an increase in sales of Wi-Fi 6E products in the second quarter of 2023. Automotive market sales decreased $1.9 million, to $2.3 million for the three months ended June 30, 2023, from $4.2 million during the same period in the prior year driven by a decrease in AirgainConnect HPUE and aftermarket sales.

Sales for the six months ended June 30, 2023 decreased $4.5 million or 12.3% compared to the same period in the prior year. Enterprise market sales decreased $2.0 million, to $15.8 million for the six months ended June 30, 2023 from $17.8 million during the same period in the prior year, driven mostly by lower sales of IIoT products. Consumer market sales decreased $0.7 million to $11.3 to million for the six months ended June 30, 2023 from $12.0 million during the same period in the prior year due to demand softness in the first quarter of 2023, partially offset by increased WiFi 6E sales in the second quarter of 2023. Automotive market sales decreased $1.8 million to $5.2 million for the six months ended June 30, 2023, from $7.0 million during the same period in the prior year driven by a decrease in AirgainConnect HPUE and aftermarket sales.

Cost of Goods Sold

	Three months ended June 30,
	2023	2022	$ Change	% Change
Cost of goods sold	$9,551	$11,793	$(2,242)	(19.0)%

	Six months ended June 30,
	2023	2022	$ Change	% Change
Cost of goods sold	$19,677	$22,159	$(2,482)	(11.2)%

Cost of goods sold for the three months ended June 30, 2023 decreased $2.2 million or 19.0% compared to the same period in the prior year. The decline was primarily due to sales decline.

Cost of goods sold for the six months ended June 30, 2023 decreased $2.5 million or 11.2% compared to the same period in the prior year. The decline was due to sales decline.

Gross Profit

	Three months ended June 30,
	2023	2022	$ Change	% Change
Gross profit	$6,279	$7,493	$(1,214)	(16.2)%
Gross profit (percentage of sales)	39.7%	38.9%		0.8%

	Six months ended June 30,
	2023	2022	$ Change	% Change
Gross profit	$12,597	$14,649	$(2,052)	(14.0)%
Gross profit (percentage of sales)	39.0%	39.8%		(0.8)%

Gross profit for the three months ended June 30, 2023 decreased $1.2 million or 16.2%, compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the three months ended June 30, 2023 increased by 80 basis points compared to the same period in the prior year primarily due to a favorable consumer sales mix.

Gross profit for the six months ended June 30, 2023 decreased $2.1 million or 14.0%, compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the six months ended June 30, 2023 decreased by 80 basis points compared to the same period in the prior year primarily due to an unfavorable enterprise product sales mix.

Operating Expenses

	Three months ended June 30,
	2023	2022	$ Change	% Change
Research and development	$2,590	$2,962	$(372)	(12.6)%
Sales and marketing	2,305	2,889	(584)	(20.2)%
General and administrative	3,596	3,255	341	10.5%
Total operating expenses	$8,491	$9,106	$(615)	(6.8)%

	Six months ended June 30,
	2023	2022	$ Change	% Change
Research and development	$5,039	$6,204	$(1,165)	(18.8)%
Sales and marketing	5,171	5,744	(573)	(10.0)%
General and administrative	7,389	6,740	649	9.6%
Total operating expenses	$17,599	$18,688	$(1,089)	(5.8)%

Operating expenses for the three months ended June 30, 2023 decreased $0.6 million or 6.8% compared to the same period in the prior year. The decrease was primarily driven by lower company-wide people costs, professional outsourced services and marketing expenses.

Operating expenses for the six months ended June 30, 2023 decreased $1.1 million or 5.8% compared to the same period in the prior year. The decrease was primarily driven by lower company-wide people costs and professional outsourced services.

Other (Income) Expense

	Three months ended June 30,
	2023	2022	$ Change	% Change
Interest income, net	$(16)	$(6)	$(10)	166.7%
Other expense	11	15	(4)	(26.7)%
Total other (income) expense	$(5)	$9	$(14)	(155.6)%

	Six months ended June 30,
	2023	2022	$ Change	% Change
Interest income, net	$(34)	$(11)	$(23)	209.1%
Other expense	15	30	(15)	(50.0)%
Total other (income) expense	$(19)	$19	$(38)	(200.0)%

Other expense for the three and six months ended June 30, 2023, consists primarily of foreign currency transaction losses.

Income Tax Expense

	Three months ended June 30,
	2023	2022	$ Change	% Change
Income Tax (benefit)	$(2)	$(3)	$1	(33.3)%

	Six months ended June 30,
	2023	2022	$ Change	% Change
Income Tax expense	$80	$82	$(2)	(2.4)%

Income tax benefit for the three months ended June 30, 2023 decreased $1,000 or (33.3)% compared to the same period in the prior year.

Income tax expense for the six months ended June 30, 2023 decreased $2,000 or 2.4% compared to the same period in the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $9.3 million at June 30, 2023.

Prior to 2013 and for the years ended 2018, 2020, 2021 and 2022, we have incurred net losses. As a result, we have an accumulated deficit of $71.2 million at June 30, 2023.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2023	2022
Net cash (used in) provided by operating activities	$(2,004)	$1,980
Net cash used in investing activities	(104)	(164)
Net cash used in financing activities	(525)	(6,879)
Net decrease in cash, cash equivalents and restricted cash	$(2,633)	$(5,063)

Net cash used in operating activities. Net cash used by operating activities was $2.0 million for the six months ended June 30, 2023. This was primarily driven by the net loss of $5.1 million and a $0.7 million net change in operating assets and liabilities, offset by $3.8 million in non-cash expenses.

Net cash used in investing activities. Net cash used in investing activities of $0.1 million for each of the six months ended June 30, 2023 was for purchases of property and equipment.

Net cash used in financing activities. Net cash used in financing activities of $0.5 million for the six months ended June 30, 2023, was primarily to pay taxes for net share settlement of restricted stock units, partially offset by proceeds from common stock issuances under the ESPP.

Employee Retention Credit

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law providing an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes on qualified wages. The Taxpayer Certainty and Disaster Tax Relief Act of 2020, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act amended the qualifications for eligible employers who could apply and extended the availability of the ERC employment taxes on qualified wages paid after December 31, 2020 through September 30, 2021. We believe that we qualify for application of the ERC on qualified wages from the second quarter of 2020 through the third quarter of 2021.

In August 2023, we applied for ERC refunds, totaling $2.5 million, net of professional fees. Pending the Internal Revenue Service’s (IRS) review and determination of our eligibility, we anticipate receiving the ERC refunds within the next six months. However, there can be no assurance we will ultimately receive the amounts we currently expect, if any, or the timeframe of any such receipt, based on IRS review or otherwise.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2023, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen stock certificate evidencing the shares of common stock

10.1	Release Agreement, effective as of June 12, 2023, between Airgain, Inc. and Morad Sbahi

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

AIRGAIN, INC.

Date: August 10, 2023	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: August 10, 2023	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer (principal financial and accounting officer)