Form 10-Q
period 2023-09-30
AIRGAIN INC
filed 2023-11-09
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of November 2, 2023, the registrant had 10,443,709 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,989	$11,903
Trade accounts receivable, net	6,272	8,741
Inventories	3,950	4,226
Prepaid expenses and other current assets	2,041	2,284
Total current assets	22,252	27,154
Property and equipment, net	2,454	2,765
Leased right-of-use assets	1,604	2,217
Goodwill	10,845	10,845
Intangible assets, net	8,977	11,203
Other assets	170	216
Total assets	$46,302	$54,400
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,425	$6,507
Accrued compensation	642	2,874
Accrued liabilities and other	2,538	2,615
Short-term lease liabilities	909	904
Total current liabilities	9,514	12,900
Deferred tax liability	145	139
Long-term lease liabilities	878	1,536
Total liabilities	10,537	14,575
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 10,985 shares issued and 10,444 shares outstanding at September 30, 2023; and 10,767 shares issued and 10,226 shares outstanding at December 31, 2022.	114,166	111,282
Treasury stock, at cost: 541 shares at September 30, 2023 and December 31, 2022.	(5,364)	(5,364)
Accumulated deficit	(73,037)	(66,093)
Total stockholders’ equity	35,765	39,825
Total liabilities and stockholders’ equity	$46,302	$54,400

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales	$13,696	$19,198	$45,970	$56,006
Cost of goods sold	8,460	11,755	28,137	33,902
Gross profit	5,236	7,443	17,833	22,104
Operating expenses:
Research and development	2,298	2,901	7,337	9,117
Sales and marketing	1,704	2,808	6,875	8,552
General and administrative	3,144	2,998	10,533	9,738
Total operating expenses	7,146	8,707	24,745	27,407
Loss from operations	(1,910)	(1,264)	(6,912)	(5,303)
Other (income) expense:
Interest income, net	(34)	(26)	(68)	(37)
Other expense	1	9	16	39
Total other (income) expense	(33)	(17)	(52)	2
Loss before income taxes	(1,877)	(1,247)	(6,860)	(5,305)
Income tax expense	4	52	84	134
Net loss	$(1,881)	$(1,299)	$(6,944)	$(5,439)
Net loss per share:
Basic	$(0.18)	$(0.13)	$(0.67)	$(0.53)
Diluted	$(0.18)	$(0.13)	$(0.67)	$(0.53)
Weighted average shares used in calculating loss per share:
Basic	10,430	10,210	10,370	10,179
Diluted	10,430	10,210	10,370	10,179

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(1,881)	$(1,299)	$(6,944)	$(5,439)
Comprehensive loss	$(1,881)	$(1,299)	$(6,944)	$(5,439)

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Total stockholders' equity, beginning balance	$37,079	$42,248	$39,825	$44,173

Common stock and additional paid-in capital:
Balance at beginning of period	113,599	109,186	111,282	106,971
Stock-based compensation	500	964	3,342	3,043
Common stock withheld related to net share settlement of equity awards	—	167	(690)	—
Issuance of shares for stock purchase and option plans	67	(68)	232	235
Balance at end of period	114,166	110,249	114,166	110,249

Treasury stock:
Balance, at cost -at beginning of period	(5,364)	(5,364)	(5,364)	(5,364)
Balance, at cost -at end of period	(5,364)	(5,364)	(5,364)	(5,364)

Accumulated deficit:
Balance at beginning of period	(71,156)	(61,574)	(66,093)	(57,434)
Net loss	(1,881)	(1,299)	(6,944)	(5,439)
Balance at end of period	(73,037)	(62,873)	(73,037)	(62,873)

Total stockholders' equity, ending balance	$35,765	$42,012	$35,765	$42,012

See accompanying notes.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,944)	$(5,439)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	500	502
Loss on disposal of property and equipment	—	3
Amortization of intangible assets	2,227	2,269
Stock-based compensation	2,472	3,575
Deferred tax liability	7	24
Changes in operating assets and liabilities:
Trade accounts receivable	2,469	1,305
Inventories	276	(396)
Prepaid expenses and other current assets	203	(733)
Other assets	6	109
Accounts payable	(1,100)	2,353
Accrued compensation	(1,338)	(54)
Accrued liabilities and other	(102)	(1,383)
Lease liabilities	(40)	(52)
Net cash (used in) provided by operating activities	(1,364)	2,083
Cash flows from investing activities:
Purchases of property and equipment	(172)	(634)
Proceeds from sale of equipment	—	10
Net cash used in investing activities	(172)	(624)
Cash flows from financing activities:
Cash paid for business acquisition contingent consideration	—	(7,015)
Payments for withholding taxes related to net share settlement of equity awards	(690)	-
Issuance of common stock, net	232	235
Net cash used in financing activities	(458)	(6,780)
Net decrease in cash, cash equivalents and restricted cash	(1,994)	(5,321)
Cash, cash equivalents, and restricted cash; beginning of period	12,078	14,686
Cash, cash equivalents, and restricted cash; end of period	$10,084	$9,365

Supplemental disclosure of cash flow information:
Income taxes paid	$78	$196
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$11	$364
Accrual of property and equipment	$17	$19

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,989	$9,190
Restricted cash included in prepaid expenses and other current assets and other assets long term	95	$175
Total cash, cash equivalents, and restricted cash	$10,084	$9,365

See accompanying notes.

Airgain, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 17, 2016. Airgain, Inc. together with its subsidiary NimbeLink Corp. are herein referred to as the “Company,” “we,” or “our”. The Company is a leading provider of connectivity solutions including embedded components, external antennas, and integrated systems that enable wireless networking in the consumer, enterprise, and automotive markets. The Company’s headquarters is in San Diego, California.

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

Note 2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2023, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. We account for our goodwill under the authoritative guidance Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 for goodwill and other intangible assets and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which we early adopted in fiscal year 2020. Goodwill is not amortized but is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. Such circumstances may include, but not limited to (1) a decline in microeconomic conditions, (2) a significant decline in our financial performance or (3) a significant decline in the price of our common stock for a sustained period of time. We consider the aggregation of the relevant qualitative factors, and conclude whether it is more likely than not that the fair value of our reporting unit is less than the carrying value.

If we conclude that it is more likely than not that the fair value of our reporting unit is less than the carrying value, we perform a quantitative impairment test. The quantitative impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not considered impaired. However, if the fair value of the reporting unit is lower than the carrying amount of the net assets assigned to the reporting unit, an impairment charge is recognized equal to the excess of the carrying amount over the fair value. The impairment charge is limited to the goodwill amount of the reporting unit.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and risk-adjusted discount rates. In addition, we make certain judgments and assumptions in determining our reporting unit. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates

Other Intangible Assets

The Company’s identifiable finite-lived intangible assets are comprised of acquired intangibles, developed technologies, customer relationships and non-compete agreements. The cost of the market-related intangible assets with finite lives is amortized on a straight-line basis over the assets’ respective estimated useful lives.

We assess potential impairments to our intangible assets in accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360) when events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a first step, we consider factors, which may include the following, but are not limited to: (1) significant underperformance relative to historical or projected future operating results; (2) significant negative industry or economic trends; or (3) a significant decline in our stock price for a sustained period.

If this assessment indicates that the carrying value of the assets may not be recoverable, the Company is required to perform the second step to test the asset group for recoverability. This recoverability test compares the future undiscounted cash flows expected from the use of the asset group to its carrying value. If the carrying value is more than the undiscounted future cash flows, the Company is required perform a third step to determine the fair value of the asset group and compare fair value against the carrying value. Any excess carrying value over the fair value needs to be recognized as an impairment loss.

Determining the recoverability of long-lived or intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows and the future market value of our asset group. In addition, we make certain judgments and assumptions in determining our asset group. We base our recoverability estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

There were no contract assets as of September 30, 2023 and December 31, 2022.

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.1 million for each of the three months ended September 30, 2023 and 2022. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that the Company expects to have a material impact on the Company's financial statements.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(1,881)	$(1,299)	$(6,944)	$(5,439)
Denominator:
Basic weighted average common shares outstanding	10,430	10,210	10,370	10,179
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	10,430	10,210	10,370	10,179
Net loss per share:
Basic	$(0.18)	$(0.13)	$(0.67)	$(0.53)
Diluted	$(0.18)	$(0.13)	$(0.67)	$(0.53)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options, restricted stock and performance stock	2,211	2,207	2,290	2,033
Common stock equivalent shares	2,211	2,207	2,290	2,033

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	September 30, 2023	December 31, 2022
Cash	$9,719	$8,323
Level 1:
Money market funds	270	3,580
Total	$9,989	$11,903

Restricted Cash

As of September 30, 2023, the Company had $95,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $55,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet. As of December 31, 2022, the Company had $175,000 in cash on deposit to secure certain lease commitments.

Note 5. Inventory

Inventories are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$864	$1,060
Finished goods	3,086	3,166
Total Inventory	$3,950	$4,226

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$990	$631
Finished goods	1,580	2,272
Total Consigned Inventory	$2,570	$2,903

Excess and obsolete inventory reserves were $1.0 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively.

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Manufacturing and testing equipment	$5,261	$5,194
Leasehold improvements	848	848
Computers and software	752	703
Furniture, fixtures, and equipment	427	409
Construction in process	55	16
Property and equipment, gross	7,343	7,170
Less accumulated depreciation	(4,889)	(4,405)
Property and equipment, net	$2,454	$2,765

Depreciation expense was $0.2 million for each of the three months ended September 30, 2023 and 2022 and $0.5 million for each of the nine months ended September 30, 2023 and 2022, respectively.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	September 30, 2023
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,049	$771
Customer relationships	7	13,780	8,425	$5,355
Developed technologies	11	4,380	1,529	$2,851
Covenants to non-compete	2	115	115	$—
Total intangible assets, net		$20,095	$11,118	$8,977

	December 31, 2022
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$795	$1,025
Customer relationships	7	13,780	6,720	7,060
Developed technologies	11	4,380	1,263	3,117
Covenants to non-compete	2	115	114	1
Total intangible assets, net		$20,095	$8,892	$11,203

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2023 (remaining three months)	$742
2024	2,968
2025	2,958
2026	557
2027	356
Thereafter	1,396
Total	$8,977

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.7 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $2.2 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

No impairment losses were recorded against the other intangibles during the three months ended September 30, 2023 and 2022.

During the three months ended September 30, 2023, the Company had a decline in its market capitalization, as reflected in a material decline in share price. The decline in market capitalization indicated that the carrying value of the Company's intangible assets composed of acquired intangibles, developed technologies, customer relationships and non-compete agreements may not be recoverable.

Accordingly under ASC 360, the Company performed an interim impairment test to determine the recoverability of the assets group by comparing the future undiscounted cash flows expected from the use of the asset group to the carrying value at September 30, 2023. The Company determined under ASC 360-10-55-24 that the reporting unit is the asset group for the purposes of assessing impairment of the intangible assets. The cash flows of the intangible assets are dependent on the reporting entity as a whole. The cash flows of other assets and liabilities in various departments of the Company such as research, administrative and sales and marketing contribute to the generation of cash flows from the intangible assets. The recoverability test indicated that the future expected cash flows materially exceed the asset group carrying value. Therefore, the Company did not proceed with the third step to determine the fair value of the intangible assets and compare fair value against the carrying value. Based on the assessment performed, we determined that the intangible asset carrying values are not impaired as of September 30, 2023 and the useful lives remain appropriate.

Goodwill

No impairment losses were recorded against the goodwill during the three months ended September 30, 2023 and 2022.

The decline in the Company's market share price during the three months ended September 30, 2023 was a triggering event that indicated that the fair value of the entity may be below its carrying amount. As a result of the triggering event, the Company performed a qualitative assessment by comparing the margin between the market capitalization and the carrying value at September 30, 2023 and at December 31, 2022. The qualitative assessment showed a significant decline in the margin between the market capitalization and the carrying value. Therefore, the Company proceeded to perform a quantitative assessment.

The quantitative impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. To determine the fair value of the reporting unit, the Company engaged a valuation consulting firm to assist management for purposes of impairment testing under ASC 350. The Company estimated the fair value of our reporting unit using a weighting of the market and income approaches. For the market approach, we used the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit to derive an indication of value. For the income approach, we used a discounted cash flow methodology to derive an indication of value, which required management to make estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, income tax rates, EBITDA, perpetual growth rates, and long-term discount rates, among others. We then applied a weighting to the indicated values computed from the market and income approaches to derive the fair values of the reporting unit. Forecasts of future cash flows were based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Based on the analysis performed, the Company determined the fair value of the reporting unit is greater than the carrying value. Therefore, there is no goodwill impairment charge as of September 30, 2023.

Certain future events and circumstances, including adverse changes in the business and economic conditions and changes in customer behavior could result in changes to our assumptions and judgments used in the impairment tests. A downward revision of these assumptions could cause the total fair value of our goodwill and intangible assets to fall below carrying values and a non-cash impairment charge would be required. Such a charge may have a material effect on the consolidated financial statements.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses	$879	$815
VAT payable	339	339
Accrued income taxes	201	166
Advanced payments from contract manufacturers	124	210
Contract liabilities	—	32
Goods received not invoiced	821	529
Other current liabilities	174	524
Accrued liabilities and other	$2,538	$2,615

Note 9. Leases

Operating leases

The Company has made certain assumptions and judgments when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2025. The facility leases have original lease terms of approximately one to five years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2023 and December 31, 2022, the weighted average discount rate for operating leases was 3.8% and 3.9%, respectively and the weighted average remaining lease term for operating leases was 2.0 years and 2.7 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $23,000 and $21,000, for the three months ended September 30, 2023 and 2022, respectively. Total operating lease cost was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million for each of the nine months ended September 30, 2023 and 2022, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of September 30, 2023 (in thousands):

Estimated future lease obligation
2023 (remaining three months)	$266
2024	902
2025	687
Total minimum payments	1,855
Less imputed interest	(70)
Less unrealized translation gain	2
Total lease liabilities	1,787
Less short-term lease liabilities	(909)
Long-term lease liability	$878

Note 10. Income Taxes

The Company’s effective income tax rate was -1.2% and -2.5% for the nine months ended September 30, 2023 and 2022, respectively. The variance from the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2023 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance. The variance from the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2022 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

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

Note 11. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Inventive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	September 30, 2023	December 31, 2022
Stock options issued and outstanding	2,046	2,065
Stock awards issued and outstanding	764	581
Authorized for grants under the 2016 Equity Incentive Plan(2)	423	507
Authorized for grants under the Inducement Plan(3)	335	294
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	440	378
	4,008	3,825

(1) The table above excludes 541,000 treasury stock shares as of September 30, 2023 and December 31, 2022.

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

Note 12. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$29	$36	$73	$71
Research and development	230	255	747	800
Sales and marketing(1)	(223)	273	53	856
General and administrative	487	556	1,599	1,848
Total stock-based compensation expense	$523	$1,120	$2,472	$3,575

(1) In the quarter ending September 30, 2023, the company recorded $0.2 million stock based compensation expense reversals that were non-vested and previously recognized expense in the sales and marketing department due to terminations.

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	2,065	$11.78	6.7	$758.00
Granted	297	$5.56
Exercised	(12)	$2.30		$40.00
Expired/Forfeited	(304)	$13.65
Balance at September 30, 2023	2,046	$10.65	6.2	$281.00

Vested and exercisable at September 30, 2023	1,461	$11.36	5.2	$281.00
Vested and expected to vest at September 30, 2023	2,046	$10.65	6.2	$281.00

The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 was $2.84. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. For stock options vested and expected to vest, the aggregate intrinsic value as of September 30, 2023 was $0.3 million.

At September 30, 2023, there was $2.3 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.5 years.

Restricted Stock

The following table summarizes the Company's restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2022	444	$11.78
Grants	653	$5.16
Vested and released	(287)	$8.17
Forfeited	(138)	$9.28
Balance at September 30, 2023	672	$7.41

As of September 30, 2023, there was $3.9 million of total unrecognized compensation cost related to unvested restricted stock units having a weighted average remaining contractual term of 3.0 years.

Performance Stock Units

The following table summarizes the Company's performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2022	137	$2.09
Grants	—	$—
Vested and released	—	$—
Forfeited	(45)	$2.20
Balance at September 30, 2023	92	$2.03

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. As of September 30, 2023, there was $0.1 million of total unrecognized compensation cost related to unvested PSUs having a weighted average remaining contractual term of 1.5 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility.

Share-Settled Obligation

During the nine months ended September 30, 2023, the Company settled $0.9 million related to the 2022 bonus awards by granting 187,200 immediately vested RSUs.

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

During the nine months ended September 30, 2023, the Company received $0.2 million from the issuance of 38,400 shares under the ESPP.

Note 13. Commitments and Contingencies

Severance and Exit Costs

The following table presents details of the liability we recorded related to severance and exit costs:

Severance and Exit Costs
(In thousands)
Balance at December 31, 2022	$—
Accrued to expense	205
Payments	(92)
Balance at March 31, 2023	$113
Accrued to expense	365
Payments	(71)
Balance at June 30, 2023	$407
Accrued to expense	(22)
Payments	(385)
Balance at September 30, 2023	$—

The severance liability is recorded in accrued compensation on the accompanying unaudited condensed consolidated balance sheet. The severance and exit cost were recorded in the relevant operating expense departments in the accompanying unaudited condensed consolidated statement of operations.

Potential product warranty claims

The Company had a general warranty accrual of approximately $0.1 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

Note 14. Concentration of Credit Risk

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Customer A	22%	1%	15%	16%
Customer B	12%	12%	10%	12%
Customer C	8%	12%	16%	13%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	September 30, 2023	December 31, 2022
Customer A	14%	3%
Customer B	12%	12%
Customer C	12%	15%
Customer D	11%	2%
Customer E	10%	0%

The allowance for credit losses as of September 30, 2023 and December 31, 2022 was not material.

Concentration of Purchases

During the nine months ended September 30, 2023, the Company’s products were primarily manufactured by six contract manufacturers with locations in China, Mexico, Minnesota, and Vietnam.

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

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	September 30, 2023	December 31, 2022
North America	$2,227	$2,469
Asia Pacific (APAC)	93	138
Europe, Middle East and Africa (EMEA)	134	158
Property and equipment, net	$2,454	$2,765

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
By Market Group:
Enterprise	$6,791	$6,747	$22,594	$24,496
Consumer	4,404	7,334	15,725	19,377
Automotive	2,501	5,117	7,651	12,133
Total sales	$13,696	$19,198	$45,970	$56,006

By Geography:
North America	$8,261	$11,128	$27,867	$34,031
China (including Hong Kong and Taiwan)	4,961	7,443	16,989	20,170
Rest of the world	474	627	1,114	1,805
Total sales	$13,696	$19,198	$45,970	$56,006

Revenue generated from the United States was $8.2 million and $11.0 million for the three months ended September 30, 2023 and 2022, respectively and $27.6 million and $33.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Liability for potential rights of return was approximately $0.1 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively and is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

The deferred revenues that are recorded as contract liabilities were $25,000 and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.

Note 16. Subsequent Events

None.

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

As a wireless connectivity solution provider with a rich history in radio frequency (RF) technology, we are leveraging our expertise in embedded antennas and embedded modems to effectively transition from a component provider to a wireless systems provider. In 2020, we announced our patented vehicle networking flagship platform – AirgainConnect. Our first product from this platform, the AC-HPUE™ antenna-modem, offers a novel solution for our public safety and automotive fleet markets by improving vehicle networking capabilities and we are developing our next generation products directed towards a broader vehicle market size. We have also designed an entire line of cellular-based, ruggedized asset trackers that deliver real-time location and condition data on assets, whether they are indoors, outdoors or in transit. In addition, we have a robust custom products offering where we design and build integrated products such as cellular routers, large venue WiFi access points, and external cellular modem modules for major original equipment manufacturers (OEMs). Finally, our advanced development team expects to roll out several new products this year designed to improve the 5G customer experience, further helping enable our move into a leadership position in the new wave of technologies and platforms.

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
•
Consumer. The consumer market encompasses a large and growing audience of consumers using wireless-enabled devices. Our antennas are deployed in consumer access points, wireless gateways, Wi-Fi Mesh systems and extenders, smart TVs, smart home devices, and set-top boxes. Additionally, our antennas support a comprehensive array of technologies, including WLAN, Wi-Fi, LTE, 5G and LPWAN. In addition, with the roll out of our new 5G connectivity product lines, improving 5G access and customer experience through fixed wireless access (FWA) and repeaters for our service provider customers is anticipated to be a high growth area for Airgain.
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

Macroeconomic conditions

Macroeconomic conditions have continued to create demand softness industrywide, including downward pressures relating to the anticipated service provider shift from WiFi 6E to WiFi 7. This demand softness combined with excess inventories in our channels and those of our direct customers, drove year-over-year declines in our Enterprise, Automotive and Consumer markets. These conditions have worsened in the second half of the fiscal year and, coupled with a delay in the completion of an Enterprise project, contributed to a material sales decline in the second half of the year compared to the first half of the year.These conditions have led to a reduction in visibility to customer demand and an increase in volatility in the management of our business. We remain focused on the execution of our strategic product initiatives and operational efficiencies, as they lay out the foundation of our revenue and profitability growths when market conditions improve.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including macroeconomic and geopolitical uncertainties, epidemic diseases, impact of inflation on consumer spending, and our ability to transition from a component provider to a wireless systems provider and to develop technology leadership and expand our markets.

Our performance and future success also depend on factors such as continued investments in our growth, our ability to expand into growing addressable markets, including consumer, enterprise, and automotive, the average selling prices of our products per device, manufacturing costs and our ability to diversify the number of devices that incorporate our antenna products. Our customers are price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Our ability to maintain or increase our sales depends on, among other things:

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, health pandemics and epidemic diseases, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the nine months ended September 30, 2023.

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

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, general and administrative and subscription revenues. The largest component of expense is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and information technology. Allocated costs for facilities consist of amortization of leasehold improvements as well as rent and utility expenses and taxes. Operating expenses are generally recognized as incurred.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Statement of Operations Data (in thousands):
Sales	$13,696	$19,198	$45,970	$56,006
Cost of goods sold	8,460	11,755	28,137	33,902
Gross profit	5,236	7,443	17,833	22,104
Operating expenses:
Research and development	2,298	2,901	7,337	9,117
Sales and marketing	1,704	2,808	6,875	8,552
General and administrative	3,144	2,998	10,533	9,738
Total operating expenses	7,146	8,707	24,745	27,407
Loss from operations	(1,910)	(1,264)	(6,912)	(5,303)
Other (income) expense	(33)	(17)	(52)	2
Loss before income taxes	(1,877)	(1,247)	(6,860)	(5,305)
Income tax expense	4	52	84	134
Net loss	$(1,881)	$(1,299)	$(6,944)	$(5,439)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.8	61.2	61.2	60.5
Gross profit	38.2	38.8	38.8	39.5
Operating expenses:
Research and development	16.8	15.1	16.0	16.3
Sales and marketing	12.4	14.7	15.0	15.3
General and administrative	22.9	15.6	22.8	17.4
Total operating expenses	52.1	45.4	53.8	49.0
Loss from operations	(13.9)	(6.6)	(15.0)	(9.5)
Other (income) expense	(0.2)	(0.1)	(0.1)	0.0
Loss before income taxes	(13.7)	(6.5)	(14.9)	(9.5)
Income tax expense	0.0	0.3	0.2	0.2
Net loss	(13.7)%	(6.8)%	(15.1)%	(9.7)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022 (dollars in thousands)

Sales

	Three months ended September 30,
	2023	2022	$ Change	% Change
Sales	$13,696	$19,198	$(5,502)	(28.7)%

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Sales	$45,970	$56,006	$(10,036)	(17.9)%

Sales for the three months ended September 30, 2023 decreased $5.5 million or 28.7% compared to the same period in the prior year. Consumer market sales decreased $2.9 million to $4.4 million for the three months ended September 30, 2023 from $7.3 million during the same period in the prior year due to demand softness with our cable and broadband operators. Automotive market sales decreased $2.6 million, to $2.5 million for the three months ended September 30, 2023, from $5.1 million during the same period in the prior year driven by a decrease in aftermarket sales due to customer inventory correction, and a decrease in AirgainConnect HPUE sales. Enterprise market sales were flat for the three months ended September 30, 2023 with $6.8 million during the same period in the prior year.

Sales for the nine months ended September 30, 2023 decreased $10.0 million or 17.9% compared to the same period in the prior year. Consumer market sales decreased $3.7 million to $15.7 to million for the nine months ended September 30, 2023 from $19.4 million during the same period in the prior year due to demand softness. Automotive market sales decreased $4.4 million to $7.7 million for the nine months ended September 30, 2023, from $12.1 million during the same period in the prior year driven by a decrease in aftermarket sales due to customer inventory correction and a decrease in AirgainConnect HPUE sales. Enterprise market sales decreased $1.9 million, to $22.6 million for the nine months ended September 30, 2023 from $24.5 million during the same period in the prior year, driven by lower sales of embedded modems due to channel inventory correction, partially offset by higher sales of IOT products.

Cost of Goods Sold

	Three months ended September 30,
	2023	2022	$ Change	% Change
Cost of goods sold	$8,460	$11,755	$(3,295)	(28.0)%

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Cost of goods sold	$28,137	$33,902	$(5,765)	(17.0)%

Cost of goods sold for the three months ended September 30, 2023 decreased $3.3 million or 28.0% compared to the same period in the prior year. The decline was primarily due to sales decline.

Cost of goods sold for the nine months ended September 30, 2023 decreased $5.8 million or 17.0% compared to the same period in the prior year. The decline was due to sales decline.

Gross Profit

	Three months ended September 30,
	2023	2022	$ Change	% Change
Gross profit	$5,236	$7,443	$(2,207)	(29.7)%
Gross profit (percentage of sales)	38.2%	38.8%		(0.6)%

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Gross profit	$17,833	$22,104	$(4,271)	(19.3)%
Gross profit (percentage of sales)	38.8%	39.5%		(0.7)%

Gross profit for the three months ended September 30, 2023 decreased $2.2 million or 29.7%, compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the three months ended September 30, 2023 decreased by 60 basis points compared to the same period in the prior year due to an unfavorable sales mix and lower enterprise margin, partially offset by lower indirect costs.

Gross profit for the nine months ended September 30, 2023 decreased $4.3 million or 19.3%, compared to the same period in the prior year, driven by lower sales and an unfavorable product mix. Gross profit as a percentage of sales for the nine months ended September 30, 2023 decreased by 70 basis points compared to the same period in the prior year due to lower enterprise margin, partially offset by lower indirect costs.

Operating Expenses

	Three months ended September 30,
	2023	2022	$ Change	% Change
Research and development	$2,298	$2,901	$(603)	(20.8)%
Sales and marketing	1,704	2,808	(1,104)	(39.3)%
General and administrative	3,144	2,998	146	4.9%
Total operating expenses	$7,146	$8,707	$(1,561)	(17.9)%

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Research and development	$7,337	$9,117	$(1,780)	(19.5)%
Sales and marketing	6,875	8,552	(1,677)	(19.6)%
General and administrative	10,533	9,738	795	8.2%
Total operating expenses	$24,745	$27,407	$(2,662)	(9.7)%

Operating expenses for the three months ended September 30, 2023 decreased $1.6 million or 17.9% compared to the same period in the prior year. The decrease was primarily driven by lower employee compensation and lower marketing expenses.

Operating expenses for the nine months ended September 30, 2023 decreased $2.7 million or 9.7% compared to the same period in the prior year. The decrease was primarily driven by lower employee compensation expenses and outsourced service expenses.

Other (Income) Expense

	Three months ended September 30,
	2023	2022	$ Change	% Change
Interest income, net	$(34)	$(26)	$(8)	30.8%
Other expense	1	9	(8)	(88.9)%
Total other (income) expense	$(33)	$(17)	$(16)	94.1%

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Interest income, net	$(68)	$(37)	$(31)	83.8%
Other expense	16	39	(23)	(59.0)%
Total other (income) expense	$(52)	$2	$(54)	(2700.0)%

Other expense for the three and nine months ended September 30, 2023, consists primarily of foreign currency transaction losses.

Income Tax Expense

	Three months ended September 30,
	2023	2022	$ Change	% Change
Income tax expense	$4	$52	$(48)	(92.3)%

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Income tax expense	$84	$134	$(50)	(37.3)%

Income tax expense for the three months ended September 30, 2023 decreased $48,000 or 92.31% compared to the same period in the prior year.

Income tax expense for the nine months ended September 30, 2023 decreased $0.1 million or 37.3% compared to the same period in the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $10.0 million at September 30, 2023.

Prior to 2013 and for the years ended 2018, 2020, 2021 and 2022, we have incurred net losses. As a result, we have an accumulated deficit of $73.0 million at September 30, 2023.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(1,364)	$2,083
Net cash used in investing activities	(172)	(624)
Net cash used in financing activities	(458)	(6,780)
Net decrease in cash, cash equivalents and restricted cash	$(1,994)	$(5,321)

Net cash used in operating activities. Net cash used by operating activities was $1.4 million for the nine months ended September 30, 2023. This was primarily driven by the net loss of $6.9 million offset by $5.2 million in non-cash expenses and a $0.4 million net change in operating assets and liabilities.

Net cash used in investing activities. Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2023 was for purchases of property and equipment.

Net cash used in financing activities. Net cash used in financing activities of $0.5 million for the nine months ended September 30, 2023, was primarily to pay taxes for net share settlement of restricted stock units, partially offset by proceeds from common stock issuances under the ESPP.

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

In August 2023, we applied for ERC refunds, totaling $2.5 million, net of professional fees. Pending the Internal Revenue Service’s (IRS) review and determination of our eligibility, we anticipate receiving the ERC refunds within the next nine months. However, there can be no assurance we will ultimately receive the amounts we currently expect, if any, or the timeframe of any such receipt, based on IRS review or otherwise.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2023, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Intangible Assets and Goodwill Impairment Assessment

During the three months ended September 30, 2023, the Company had a decline in its market capitalization due to a current and near term demand softness in the wireless connectivity space, as reflected in a material decline in share price.

Intangible Assets

The decline in market capitalization indicated that the carrying value of the Company's intangible assets composed of acquired intangibles, developed technologies, customer relationships and non-compete agreements may not be recoverable.

Accordingly, the Company performed an interim impairment test to determine the recoverability of the assets group by comparing the future undiscounted cash flows expected from the use of the asset group to the carrying value at September 30, 2023. The recoverability test indicated that the future expected cash flows materially exceed the asset group carrying value. Therefore, the Company did not proceed with the third step to determine the fair value of the intangible assets and compare fair value against the carrying value. Based on the assessment performed, we determined that the intangible asset carrying values are not impaired as of September 30, 2023 and the useful lives remain appropriate.

Goodwill

The decline in the Company's market share price during the three months ended September 30, 2023 was a triggering event that indicated that the fair value of the entity may be below its carrying amount. As a result of the triggering event, the Company performed a qualitative assessment by comparing the margin between the market capitalization and the carrying value at September 30, 2023 and at December 31, 2022. The qualitative assessment showed a significant decline in the margin between the market capitalization and the carrying value. Therefore, the Company proceeded to perform a quantitative assessment.

The quantitative impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. To determine the fair value of the reporting unit, the Company engaged a valuation consulting firm to assist management for purposes of impairment testing. The Company estimated the fair value of our reporting unit using a weighting of the market and income approaches. For the market approach, we used the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit to derive an indication of value. For the income approach, we used a discounted cash flow methodology to derive an indication of value, which required management to make estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, income tax rates, EBITDA, perpetual growth rates, and long-term discount rates, among others. Forecasts of future cash flows were based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Based on the analysis performed, the Company determined the fair value of the reporting unit is greater than the carrying value. Therefore, there is no goodwill impairment charge as of September 30, 2023.

Certain future events and circumstances, including adverse changes in the business and economic conditions and changes in customer behavior could result in changes to our assumptions and judgments used in the impairment tests. A downward revision of these assumptions could cause the total fair value of our goodwill and intangible assets to fall below carrying values and a non-cash impairment charge would be required. Such a charge may have a material effect on the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AIRGAIN, INC.

Date: November 9, 2023	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: November 9, 2023	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer (principal financial and accounting officer)