Form 10-K
period 2023-12-31
AIRGAIN INC
filed 2024-03-06
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $56.2 million, based on the closing price of the Registrant’s common stock on The Nasdaq Capital Market of $5.40 per share.

The number of shares of Registrant’s common stock ($0.0001 par value) outstanding as of February 27, 2024, was 10,504,597.

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

For the Year Ended December 31, 2023

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact contained in this annual report, including statements regarding our future operating results, financial position and cash flows, our business strategy and plans, and our objectives for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “would,” “could,” “should,” “expect,” “plan,” “anticipate,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

References to “Airgain, Inc.,” “Airgain,” the “Company,” “we,” “our” and “us” include Airgain, Inc. and our wholly-owned subsidiary.

ITEM 1. BUSINESS

Overview

Airgain is a premier provider of wireless connectivity solutions, offering a range of embedded components, external antennas, and integrated systems worldwide. We streamline wireless connectivity across devices and markets, with a focus on solving complex connectivity challenges, expediting time to market, and optimizing wireless signals. Our mission is to connect the world through optimized, integrated wireless solutions. Our product portfolio focuses on three key markets: enterprise, consumer, and automotive.

Our current enterprise products include embedded cellular modems, antennas for access points and Internet of Things (IoT) applications, and asset trackers. We expect to expand our product offering with fixed wireless access solutions and Smart Network Controlled Cellular Repeaters (Smart NCRs). Our consumer products include embedded antennas for consumer access points, wireless gateways, smart home devices and fixed wireless access devices. Our current automotive products include aftermarket antennas that are typically connected to third-party cellular and Wi-Fi-enabled routers, digital video evidence devices, and telematics gateways. We also recently launched a second generation AirgainConnect® Fleet system solution – a low profile, roof-mounted 5G vehicle gateway, combining a cellular modem, antennas, and additional features into a single device.

We have a rich history of providing radio frequency (RF) expertise, services, and solutions to mobile operators and major original equipment manufacturers (OEMs). With the addition of NimbeLink products in 2021, we expanded our capabilities to include embedded cellular modems, asset trackers and custom IoT systems. We are leveraging our RF and systems experience, and our Mobile Network Operator (MNO) and Multiple Service Operator (MSO) relationships to deliver new and differentiated products.

In 2022, we transitioned to an outsource manufacturing model for our products while maintaining oversight for quality, test, and delivery timeline. We also maintain an intellectual property strategy that includes patent and trademark filings in multiple jurisdictions. As of December 31, 2023, we had over 280 issued and pending patents worldwide.

Products and Solutions

Enterprise

The enterprise market requires reliable wireless access across various settings, including smart cities, utilities, factories, buildings, campuses, transportation hubs, stadiums, and suburban developments.

Our NimbeLink embedded modems serve numerous enterprise sectors requiring cellular connectivity such as packaging, logistics, EV charging, smart cities, smart buildings, agriculture, and asset tracking. These NimbeLink cellular modems, which are both patented and end-device certified, minimize the need for additional carrier certifications. Our customers benefit from these end-device certified modems with lower development costs and faster time to market. Offering a wide array of LTE solutions and products with integrated GPS/GNSS radios, our NimbeLink modems are pin-compatible, facilitating seamless integration and simplifying technology transitions. We also offer embedded modems with optional recurring subscription-based cellular data plans. Our embedded modems are shipping to distribution partners and directly to OEMs.

Our asset trackers are deployed across transportation, supply chain, cold chain, and other specialized applications. Our asset tracking solution utilizes a cellular backbone with Wi-Fi and GPS triangulation, along with various sensors like temperature, motion, distance, tilt, and humidity to monitor asset location and condition in various environments. In addition to hardware, our asset tracking offering includes a recurring revenue component, our subscription-based NLink cloud-based device enablement platform, which allows for deployment and integration with enterprise systems via open APIs. We also offer subscription-based dashboards for viewing asset tracker information, should a customer desire a full solution. Recurring revenue for asset trackers also includes optional cellular data plans. Our asset tracker solutions are primarily shipping to OEMs.

Our custom products feature joint engineering collaboration with strategic customers to develop industrial IoT products (IIoT) for specific applications while helping them reduce their time to market. For example, one of our joint engineering collaboration is with a large IoT customer for a small-size and purpose-built ethernet to cellular router with custom software. Another example of our custom products is a rugged cellular modem purpose-built for outdoor ATV (all-terrain vehicle), motorcycle, and off-roading applications. These examples highlight our dedication to partnerships and delivering high quality, fast time-to-market, and purpose-built custom products. We will continue to invest in strategic custom opportunities as they arise.

Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, devices, and applications, including access points, gateways, fixed wireless access devices and utility meters. Our antenna systems are shipping to major enterprise OEMs and distribution partners.

In 2023, we unveiled a new line of Fixed Wireless Access products designed to address 5G connectivity challenges, reduce deployment costs and enhance customer experiences. In 2023, we also announced our Lighthouse™ smart repeaters platform designed to reduce an operator’s capital expenses for extending range, while enhancing 5G coverage. Our outdoor 5G LanternTM Fixed Wireless Access (FWA) device has integrated high-performance directional antennas, a 5G NR Sub-6 modem, and is powered through a 2.5 gigabit ethernet PoE (power over ethernet) connection. The Lantern 5G FWA has been ruggedized for outdoor use, includes remote management capabilities, and a Wi-Fi based easy installation web interface to help simplify the user experience. We expect Lantern to receive certification at select MNOs, and begin shipping in the first half of 2024. Our Lighthouse smart repeater platform includes both a low-power small office and home office (SOHO) device targeting customers that need additional coverage in small areas, as well as a high-power outdoor network repeater for MNOs and systems integrators. Lighthouse smart repeaters include advanced carrier aggregation (CA), low latency, software upgradeability to support network-controlled repeater (NCR) standards, optional smart antenna technology to assist with installation and maintenance, and an optional remote management system. The smart network repeater also integrates advanced automatic gain control and echo cancellation enabling single-pole installation. Lighthouse is in MNO field trials around the world.

Consumer

The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, smart TVs, smart home devices, and set-top boxes. These consumer products support a variety of technologies, products and services, including LTE, 5G, Wi-Fi, Bluetooth, LPWAN and GNSS (Global Navigation Satellite System).

We collaborate closely with chipset providers, carriers, original design manufacturers (ODMs), and OEMs to develop highly integrated and tailored embedded antenna solutions. Our relationships with MSOs, ODMs and OEMs are strengthened by our comprehensive and repeatable Over-the-Air test capabilities for Wi-Fi, LTE, 5G, LPWAN, and Bluetooth. Service providers are increasingly transitioning to gigabit Wi-Fi, up to and including Wi-Fi 7. We have invested in next-generation Wi-Fi 7 design and testing capabilities. We expect the combination of Wi-Fi 7 and 5G will be a growth driver for our solutions as the number of antennas per device increases.

We announced in November 2023 that Airgain was selected by a major Tier 1 MNO in North America to supply its next generation antennas for its indoor FWA devices. This selection comes amid ongoing consumer shifts away from traditional wired broadband to wireless as more major telecom providers offer broadband internet access as part of their bundled offerings. We continue to grow our relationships with MSOs and MNOs as the market evolves with both wired and wireless broadband internet offerings.

Automotive

In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket applications, supporting a variety of technologies that include Wi-Fi, LTE, 5G, LPWAN, GNSS, and Bluetooth. Fleet and aftermarket products in the automotive market typically consist of applications where vehicular wireless routers are paired with external antenna systems to provide connectivity to mobile assets. Within this market, there has been increasing demand for constant connectivity, specifically in the first responder, utility, agriculture, and service fleet markets.

We offer a full line of external fleet antennas that are designed to be rugged, reliable, and flexible to meet almost any need. We design our products for performance, quality, and long product life and our antennas connect to almost any vehicular router or modem. These antennas include high-performance and low-profile versions that mount on the roof, trunk, windshield, or dashboard and are optimized for 5G, 4G, Wi-Fi, and GNSS. Fleet antennas have a five-year limited warranty, which is the longest in the industry, and we offer up to IP67 and IP69K ratings for extended use in the harshest of environments. The deployment of EZConnect cable harnesses in 2023 offers flexible cable lengths and connector types that simplify ordering, inventory management, and installation.

In 2020, we introduced the AC-HPUE product, the first antenna-modem from our AirgainConnect platform. The AC-HPUE integrated a high-power LTE modem with high gain antennas in one enclosure to reduce signal loss and support transmission of the maximum allowable Power Class 1 radiated power. In January 2024 we launched our next-generation product named AirgainConnect Fleet (AC-Fleet). The AC-Fleet solution is 5G and carrier agnostic allowing for a significantly larger target market compared to the AC-HPUE solution. AC-Fleet is one of the first low profile, roof-mounted 5G vehicle gateway, combining the latest 5G NR (New Radio) modem and a Wi-Fi 6 router all in one covert form factor. At only two inches tall, AC-Fleet provides flexibility across multiple markets including public safety, transportation, transit, public and private fleets, and vehicles. We expect our AC-Fleet platform to include hardware and a recurring revenue component including an optional annual subscription for remote access, cloud management, technical support, software updates, and extended warranty. We expect AC-Fleet to receive certification at select MNOs, and begin shipping in the second half of 2024.

Growth Strategy

As a global wireless connectivity solutions provider, Airgain solves critical connectivity challenges across the value chain. We are transitioning from being exclusively a component manufacturer to a wireless system solutions provider, targeting higher levels of integration and complexity, as such, our growth strategy is focused on two key elements:

Grow our established business: Our embedded modems, custom IoT solutions, and IoT antennas in the enterprise market; embedded antennas in the consumer market; and our aftermarket antennas in the automotive market together provide our foundational business. Our reputation and relationships throughout the Distribution, Value-Added-Reseller (VAR), MSO, MNO, OEM, and ODM supply chain enables us to aggregate key voice-of-the-customer product needs and challenges which is critical for innovation. Our RF design and test capabilities enable our products to be differentiated on performance and to improve the end-customer experience – specifically in Wi-Fi, LTE, 5G, and GNSS integrated systems.

Expand and innovate in connectivity: We are transitioning from being exclusively a component manufacturer to a wireless systems solution provider. This transition started with the acquisition of NimbeLink in 2021 which brought expertise in asset tracker solutions and augmented our historical RF expertise with digital systems design, firmware, and cloud capabilities. We also launched AirgainConnect AC-HPUE – an integrated antenna plus high-power LTE modem targeting first responders and utilities. AC-HPUE provided invaluable experience for launching complex systems into new markets. Our focus since then has been on forming the internal building blocks, from talent to partnerships, to expand our connectivity offerings. In 2023, we announced our Lumos 5G Fixed Wireless Access Antenna, our Lantern 5G Outdoor Fixed Wireless Access solution, and our LighthouseTM Smart Repeater platform. We recently announced our AirgainConnect Fleet (AC-Fleet) 5G Vehicle Gateway and our Smart LanternTM hybrid beam forming FWA solution. Our focus is on driving these innovative connectivity products to market and increasing our overall serviceable available market (SAM).

The following graphic provides a summary of our estimated SAM within each of our three markets. Based on publicly available market research and internal estimates, we project the SAM will grow from $1.3 billion in 2023 to $2.2 billion by 2024 and to $3.5 billion by 2025. While we estimate the consumer SAM to be relatively flat, we project the automotive SAM to grow with the launch of the AC-Fleet vehicle gateway, and we project the enterprise SAM to continue to expand, driven by asset trackers and Lantern 5G Fixed Wireless Access devices, and the anticipated market entry and growth of the Lighthouse smart repeaters.

Airgain Estimated SAM ($B)

$4.0
$3.5
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$-
$1.4
$2.3
$3.5
2023
2024
2025
Consumer
Automotive
Enterprise

1

$3.5B
2025 SAM

5G CONNECTIVITY

Growth Market
$0.7B

Growth Market
$0.6B

Growth Market
$0.4B

Starting SAM
$1.8B

Foundational Markets

FIXED WIRELESS ACCESS
- Lantern FWA
- Smart Lantern

SMART C-BAND REPEATER
- Lighthouse
- Lighthouse Micro

VEHICLE NETWORKING
- AirgainConnect Fleet

EXISTING BUSINESS
- Embedded Modems
- Embedded Antennas
- External Antennas
- Asset Trackers

2

Sales and Marketing

Our sales and marketing organizations work together closely to improve market awareness, build a strong sales pipeline, and cultivate ongoing customer relationships to drive sales growth.

Sales

Our global sales efforts consist of direct and indirect sales teams, and indirect channel partners. Our direct sales team consists of sales personnel based in the United States, Greater China, South Korea, and Europe, while our indirect channel partners consist of distributors, engineering design companies and outside sales representatives across North America, Asia, Europe, Australia, Middle East, and Latin America.

Our direct sales team is engaged in pre-sales, account management, and creating partnership opportunities with third parties such as service providers and – OEMs. The sales process includes meeting and qualifying potential customers, and actively managing the planning stage of devices they project to bring to market. Our field application engineers (FAEs) assist these programs by providing technical support to existing customers.

Our indirect channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. This channel partner network often co-sells with our direct sales team. Our channel partners provide us with additional sales leverage by sourcing new prospects, providing technical support to existing customers, upselling additional use cases, and maintaining repeat business with existing customers. These channels partners provide added coverage to customers and prospects we cannot reach directly.

Marketing

Our marketing strategy is focused on building a competitive advantage for our brands and products in the marketplace. We target two types of customers. For embedded products such as our NimbeLink modems and consumer antennas, we target design teams within OEMs and ODMs. For our integrated products, such as our asset trackers, FWA Lantern, and AirgainConnect AC-Fleet, we target end user markets. We use both direct and indirect promotional methods to engage our audiences. Direct methods include advertising, web properties, marketing collateral, email campaigns, paid and organic social media, search engine marketing, media relations, content marketing, direct mail, tradeshows and events, and general lead generation tactics. Indirect methods include co-marketing efforts together with resellers, distributors, system integrators, hardware and software partners, and carriers both domestically and internationally.

Manufacturing and Operations

We are fabless and rely on a number of contract manufacturers (CMs) located in the United States, China, Taiwan, Vietnam, and Mexico. We generally have long-term relationships with our CMs, and we work together to control global product compliance, raw materials supply and cost, production part approval processes, assembly instructions, control plans, final testing, and on time shipment to our customers. We provide the control, test and measurement plans to the CMs to help ensure that each product conforms to the Airgain specifications, and we monitor the quality performance of our CMs through quality reports and periodic audits.

We maintain a close direct relationship with our CMs to help ensure that supply and quality meet our requirements. The contract manufacturing services required to manufacture our products can be satisfied by one or more of our CMs, however it may be time consuming and costly to qualify and implement new CM relationships. If one of our CMs suffers an interruption in their business, or experiences delays, disruptions, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our business could be adversely affected. Our qualified CMs manufacture products according to our design specification, materials specification, quality standards, and delivery requirements. We have full control and authority over the selection of materials, manufacturing, and inspection processes. Since our products manufactured in China are predominantly shipped to ODMs and CMs within Asia, we have not experienced a significant impact as a result of the tariffs imposed on exports from China to the United States.

Research and Development

We invest considerable time and financial resources in research and development to engineer and deliver our products and solutions to market, while also enhancing our design and system integration capabilities and conducting quality assurance testing to improve our technology. As of December 31, 2023, we had a total of 63 employees engaged in research and development. Our engineering teams are located at research, design, and test centers in California, Arizona, Texas, Minnesota, and Florida, as well as the United Kingdom and China. Our engineering team actively participates in research and development activities to expand our capabilities and target applications for the consumer, enterprise, and automotive markets. We expect to continually expand our product offerings and technology solutions over time and to continue to invest significantly in ongoing research and development efforts.

Seasonality

Our operating results historically have not been subject to significant seasonal variations. However, our operating results are affected by how customers make purchasing decisions around local holidays in China. Although it is difficult to make broad generalizations, our sales tend to be lower in the first quarter of each year compared to other quarters due to the Lunar New Year. A general weakening of economic conditions may contribute to slower sales. Results for any quarter may not be indicative of the results achieved for the full fiscal year, and these patterns may change due to general customer demand or product cycles.

Competition

Because of our broad product line across several categories in the value chain, our competitive landscape is diverse and rapidly evolving.

Solution Providers

This category represents companies that manufacture a wide variety of products across the value chain including end-device hardware, software, components, services, and more. This includes Digi International Inc., Laird Connectivity, Multi-Tech Systems Inc., Nextivity Inc., Pulse Electronics, Samsara, Semtech , TE Connectivity, and Wilson Electronics, among others. With our shift in business model towards solutions, many of these companies are direct competitors. While some partnership opportunities do exist, most of these companies strive to solve similar problems as us with their broad portfolios and consultative sales approaches.

End-Device Manufacturers

This category represents companies that manufacture off-the-shelf products that are market ready, such as routers, gateways, cellular adapters, and more. This includes suppliers of vehicle networking platforms and fixed wireless devices. These manufacturers can act as customers, partners, or competitors to us, depending on the application and relationship. An end-customer may choose to bypass the design process entirely and purchase an off-the-shelf product to deliver device connectivity rather than embedding our modems and antennas. Our integrated products, such as the AC-Fleet, Lantern FWA (Fixed Wireless Access) and asset trackers, may compete directly with these off-the-shelf products or enhance their functionality. In addition, our Antenna+ product line is designed to enhance the signal and coverage of many of these devices.

Component Manufacturers

This category represents companies that manufacture a broad array of components that compete both directly and indirectly with our products. This includes Adant Technologies Inc., Asian Creation Communications Factory, Kyocera AVX, Baylin Technologies Inc., Blues Wireless, Fibocom, Fractus S.A., Honglin Technology Group Ltd., MobileMark, Nordic Semiconductor, Panorama Antennas, Parsec Technologies, Inc, Particle Industries Inc., PCTEL, Inc., Pinyon Technologies, Inc., Qualcomm, Quectel, Semtech, Sunwave Communications Co., Ltd., Telit, Ublox, Taoglas Limited, Wanshih Electronic Co. Ltd., WHA YU Industrial Co., Ltd, and 2J Antennas Group, among others. While we may choose to partner with some of these manufacturers to deliver products that shorten time to market, customers may also choose to complete the more intricate design work on their own using products manufactured by these companies

In-house Design and Engineering Teams

Several of our existing customers, including OEMs and ODMs which design and build complete wireless devices, also have internal resources to design, engineer, and produce antenna and modem solutions. In such cases, we compete against the captive resource of that ODM. Several ODMs, including Arcadyan Technology Corporation, Foxconn Electronics Inc., Gemtek, Zyxel Communications, Inc. (MitraStar Technology), and Wistron Corporation, design, manufacture, and sell complete wireless devices, in direct competition with us.

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

As of December 31, 2023, our intellectual property portfolio comprised more than 280 patents that have been granted or applications that have been made public and submitted across the United States, Europe, and Asia. The scope of these patents encompasses our product offerings and technological advancements, with their terms of validity extending from the year 2024 until 2040. This patent collection encapsulates a diverse array of innovations pioneering antenna designs and structures, as well as the assembly and fabrication processes for a comprehensive spectrum of wireless communication technologies, including cellular, Wi-Fi, Bluetooth (BT), and Global Positioning System (GPS).

In line with our strategic evolution from a component supplier to a provider of comprehensive wireless system solutions, we have systematically grown our patent repository, escalating our filings to include broader wireless system functionalities and infrastructures.

Taken together, these patents with priority dates as far back as November 2003 form both a barrier to competition and a licensable asset for customers in the MIMO and antenna assembly categories.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot ensure that the steps taken by us will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of many patents and frequent claims and related litigation regarding patent and other intellectual property rights. Leading companies in the technology industry have extensive patent portfolios. Third parties, including certain of these leading companies, may in the future assert patent, copyright, trademark and other intellectual property rights against us, our channel partners, or our customers.

Human Capital

As of December 31, 2023, we had a total of 122 employees and dedicated representatives, including 83 in the United States and 39 outside the United States. Among the total 122 employees and dedicated representatives, 63 were primarily engaged in research and development, 33 were primarily engaged in sales and marketing, 21 were primarily engaged in general and administration functions and 5 were primarily engaged in manufacturing operations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be good.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

Summary of Risks Related to our Business

Our business is subject to numerous risks and uncertainties, including those described below. The principal risks and uncertainties affecting our business include, but are not limited to the following:

•
The markets for our antenna and wireless systems solutions are developing and may not develop as we expect;
•
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance;
•
Our antenna solutions and wireless connectivity solutions are subject to intense competition, including competition from our suppliers and the customers to whom we sell;
•
Our future success depends on our ability to develop new products and successfully introduce new and enhanced products and services for the wireless market that meet the needs of our customers;
•
If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged;
•
We have a history of losses, including an accumulated deficit of $78.5 million at December 31, 2023, and we may not be profitable in the future;
•
Any delays in our sales cycles could result in customers canceling purchases of our products;
•
We sell to customers who are price conscious, and to a limited number of customers, who represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly;
•
We are developing a number of our new products and wireless connectivity solutions in partnership with other companies. If any of these companies were to fail to perform, or our partnerships were to be unsuccessful, we may not be able to bring our solutions to market successfully or on a timely basis;
•
We rely on a limited number of CMs to produce and ship our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products;
•
If we are unable to protect our intellectual property rights, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights;
•
Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition; and
•
Our CMs purchase some components, subassemblies and products from a single or limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design in and qualify new components.

Risks Related to Our Business and Industry

The markets for our antenna and wireless systems solutions are developing and may not develop as we expect.

The wireless industry is characterized by rapidly evolving technologies, and the markets for our antenna systems and wireless connectivity solutions may not develop as we expect. It is difficult to predict customer adoption rates, customer demand for our antennas, the size and growth rate of our target markets, the entry of competitive products, or the success of existing competitive products. We have historically driven revenue growth primarily through the top North American video service providers, largely in the consumer market. Moving forward, our goal is to drive growth in the enterprise and automotive markets. These markets may develop at varying growth rates and our success in penetrating these markets will depend on various competitive factors across a number of developing industries. Any expansion in our markets depends on several factors. For example, any growth in the consumer market and any increase in demand for antenna products will depend on, among things, the cost, performance, and perceived value associated with our antennas and the ability for our antenna products to meet increased performance demands, refresh cycles and device form factors. Further, as we continue to transition to a wireless systems solution provider, increased growth in the enterprise and automotive markets will depend on, among things, acceptance of our solutions by our customers and performance of the networks on which our products operate. For example, AirgainConnect AC-Fleet solution is dependent on the carriers’ networks that the AC-Fleet operates on and requires widespread commitments across multiple customer markets and budgets. The growth potential for AC-Fleet may be limited, and we will need to introduce new products in the AirgainConnect platform in order to continue to grow.

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. The timing and size of sales of our products are variable and difficult to predict and can result in fluctuations in our net sales from period to period. In addition, our budgeted expense levels depend in part on our expectations of future sales. Because any substantial adjustment to expenses to account for lower levels of sales is difficult and takes time, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given quarter. Our net loss increased from $8.7 million in the year ended December 31, 2022 to $12.4 million in the year ended December 31, 2023 and the increase in net loss could continue in future. Prior to 2023, our net income was $0.9 million, $1.1 million and $3.7 million for the years ended December 31, 2019, 2017 and 2016.

Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including any change or volatility in U.S., European, Asian and global economic environments, and any of which may cause our stock price to fluctuate. Besides the other risks in this “Risk Factors” section, factors that may affect our operating results include:

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

•
global supply shortage including, but not limited to chips and modules, supply constraints relating to other materials and potential increasing shipping costs and related limitations on our ability to acquire mission critical components and our CM’s abilities to obtain sufficient human resources to meet our global demand;
•
inflation and other increases in the cost of components, consumables, labor and other manufacturing costs;
•
changing market and economic conditions and, financial institution instability.
•
any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation; the timing of product releases or upgrades by us or by our competitors;
•
uncertainty surrounding the outcome of political elections in the U.S. and its effects on international relations, sanctions and tariffs;
•
terrorism, political instability or war, and the imposition of sanctions or countermeasures by the U.S. and other countries in relation to such conflicts;
•
public health crises regionally and globally, including pandemics and epidemics; and
•
facility shutdowns related to local holidays in China and southeast Asia, affecting how customers make purchasing decisions.

The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating earnings. Additionally this may result in higher prices from suppliers which could negatively affect gross margins and increase operating expenses. You should not rely on our past results as an indication of future performance.

In addition, the financial markets and the global economy may be adversely affected by the current or anticipated impact of military conflict, including the war between Russia and Ukraine, and the conflict related to China and Taiwan, political unrest, tensions, uncertainty in the Middle East, and global and regional, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. In addition, concerns or adverse developments regarding liquidity risk related to financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of us or other companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy and operating results may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment, or continued unpredictable and unstable market conditions. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, suppliers or customers may be adversely affected by the foregoing risks, which could adversely affect our business and operating results be adversely affected by the foregoing risks.

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

Our future success depends on our ability to develop new products and successfully introduce new and enhanced products and services for the wireless market that meet the needs of our customers.

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products and systems solutions that address those needs. Our future success will be contingent on our ability to introduce new solutions for wireless applications, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop solutions that are competitive in the rapidly evolving wireless industry. In furtherance of these efforts, we will continue to invest significantly in ongoing research and development. However such investments may not translate into material enhancements to our wireless solutions, which is important for us to compete effectively. As we complete our transition into a wireless systems solutions provider, we anticipate the need to increase our investment in research and development to stay on the leading edge of next generation development and to align ourselves with the rapidly evolving technology needs of the industry. Moreover, the introduction of newly integrated wireless platforms and product and system enhancements will require coordination of our engineering efforts with those of our customers, carriers, suppliers, and manufacturers to efficiently achieve our growth objectives. We expect these coordination efforts to increase substantially in the future as we work with OEM partners on new proof-of-concept and reference designs earlier in the development cycle. If we fail to coordinate these efforts, develop product enhancements or introduce new solutions that meet the needs of our customers as scheduled, our operating results will be materially and adversely impacted, and our business and prospects will be harmed. We cannot assure that solution introductions will meet the anticipated release schedules or that our wireless solutions will be competitive in the market.

The introduction of the next generation AirgainConnect platform, and the transition to a more expansive level of advanced solutions, requires coordination of efforts and increased time and resources. If we fail to develop competitive solutions for customers with outstanding quality within the identified market window, our operating results may be materially and adversely impacted. As we rollout follow-on products and accessories for the AirgainConnect Fleet solution, we may not be able to successfully develop to conform to carrier PTCRB (PCS Type Certification Review Board) certifications of such products. Furthermore, the stringent customer demands for these advanced solutions requires substantial ongoing effort and investment for solution maintenance, support, and evolution. If we are unable to continually provide such effort and investment to customers, our customers’ business could be adversely impacted, or customers could switch to competitor solutions, which would have an adverse impact on our operating results.

Furthermore, given the rapidly evolving nature of the wireless market, there can be no assurance our products and technology will not be rendered obsolete by alternative or competing technologies. The markets in which we operate are characterized by changing technology and evolving industry standards, which includes the introduction and implementation of Wi-Fi 7 and emerging 5G cellular standards. Despite years of experience in meeting customer design requirements with the latest in technological solutions, we may not be successful in identifying, developing and marketing products or systems that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and our business may not continue to grow in line with historical rates or at all.

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

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $78.5 million at December 31, 2023. Airgain is transitioning to a wireless systems solutions company. Because the market for wireless systems solutions is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales support, customer service and experience, and marketing, and continue to develop new wireless ecosystems to address new and evolving markets. In addition, as a public company we will incur additional significant legal, accounting, and other expenses. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

Customers that accounted for 10% or more of our total revenue provided approximately 40% of sales in the aggregate for the year ended December 31, 2023. Although our top customers that pay for our products have historically been ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers that drove the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Moving forward, as we transition to a wireless systems solutions provider, we expect a shift toward external wireless solutions and antenna technologies in the automotive and enterprise markets that may result in a corresponding shift in the customer mix. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.

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

We rely on a limited number of CMs to produce and ship our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products.

We outsource the manufacturing, assembly and some of the testing of our products.,. We have over the past two years engaged additional CMs outside of China, including Vietnam and Mexico, to expand our capacity, and to diversify the global regions in which our products are manufactured. These CMs are relied upon to manufacture, control quality of, and ship our products. We do not have long-term contracts with these manufacturers that commit them to manufacture products for us and we have limited direct control over their activities. Furthermore, political unrest or political instability, military conflict in any country in which our CMs are located, war between Russia and Ukraine, and the conflict related to China and Taiwan, political unrest, tensions and uncertainty in the Middle East, and global and regional, terrorism or other geopolitical events may have an adverse effect on our contract manufacturer’s ability to deliver quality products on time. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our CMs on a purchase order basis. Our CMs are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on CMs for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our CMs to:

•
qualify appropriate component suppliers;
•
manage capacity during periods of high demand;
•
meet delivery schedules;
•
assure the quality of our products;

•
ensure adequate supplies of materials;
•
protect our intellectual property; and
•
deliver finished products at agreed-upon prices.

Any failure by us or our CMs to timely deliver products of satisfactory quality or in sufficient quantities in compliance with applicable laws could hurt our reputation, cause customers to cancel orders or refrain from placing new orders for our products, which could have a material adverse effect on our business, operating results, and financial condition.

We may experience delays in obtaining product from manufacturers and may not be a high priority for our manufacturers.

The ability and willingness of our CMs to perform is largely outside of our control. We believe that our orders may not represent a material portion of our CMs’ total orders and, as a result, fulfilling our orders may not be a priority if our CMs are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our CMs suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional CMs, our ability to ship products to our customers would be delayed and our sales could become volatile and our cost of sales may increase. For example, throughout 2021 and 2022, we experienced a disruption in our supply chain for certain components located in Asia and made several purchases of available inventory in order to secure supply for our customers, sometimes at higher than our traditional prices. Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our CMs:

•
financial problems of either CMs or component suppliers;
•
reservation of manufacturing capacity at our contract manufactures by other companies, inside or outside of our industry;
•
changes or uncertainty in tariffs, economic sanctions, and other trade barriers, political unrest, or military conflict in regions where manufacturers are located; and potential conflicts involving other countries in Asia such as China and Taiwan;
•
industry consolidation occurring within one or more component supplier markets, such as the semiconductor market; and
•
labor strikes or shortages, or restrictions imposed to limit pandemic or epidemics.

We cannot predict with certainty in the future whether a pandemic or epidemic will cause delays or disrupt our product shipments or impact manufacturing. If such disruption were to extend over a prolonged period, it could have a material impact on our sales and business and those of our customers.

Our CMs purchase some components, subassemblies and products from a single or limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design in and qualify new components.

We rely on third-party components and technology companies to provide contents of our bills of material to that ultimately configure the devices that are deployed in our integrate solutions. Thus, we rely on our CMs to obtain the components and subassemblies necessary for the manufacture of our devices. Throughout 2021 and 2022, we experienced shortages in supply of components we use in our products. In 2023 we saw relief on supply disruptions due to overcorrection. A return to such shortages or other supply disruptions are possible, as well as inflation of prices of certain components, and our ability to predict the availability and pricing of such components is limited. Over the past three years, there have been and continue to exist fluctuations between shortages of certain electronic components used in our industry and a surplus that have led to ongoing uncertainty regarding lead times for the manufacture of certain components in some of our products. If shortages return or occur in the future, as , our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur as well. While components and supplies are generally available from a variety of sources, our CMs depend on a single or limited number of suppliers for several components for our products. Further, certain products may utilize custom components available from only one or a limited number of sources. When a component or product uses new technologies, capacity constraints may exist until the suppliers’ manufacturing capacity has increased. Many factors may affect the continued availability of these components at acceptable prices, including if those suppliers decide to concentrate on the production of common components instead of components customized to meet our requirements. There is no assurance that the supply of such components will not be delayed or constrained. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Additionally, poor quality in any of the single or limited sourced components in our products could result in lost sales or lost sales opportunities. Our CMs generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, our CMs may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.

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

Existing and future channel partners will only work with us if we are able to provide them with competitive products on terms that are commercially reasonable to them. If we fail to maintain the quality of our products or to update and enhance them, existing and future channel partners may elect to work instead with one or more of our competitors. If channel partners stop actively selling our products, we may experience further decline in sales. In addition, the terms of our arrangements with our channel partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed.

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

Our success depends upon the continued service and performance of our senior management team and key technical, marketing and production personnel. We have experienced management turnover in the past. The replacement of any member of our senior management team or other key employees or consultants involves significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of other risks described in this “Risk Factors” section and elsewhere in this annual report, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future due to liquidity considerations or to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons. For example, in March 2024, we entered into an at-the-market issuance sales agreement (the Sales Agreement) with Craig-Hallum Capital Group LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $5 million in “at the market” offerings through or to the Agent, as sales agent or principal. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued, or borrowings could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The global credit and financial markets have in the past experienced extreme volatility and disruptions (including as a result of pandemic, war and conflict and liquidity concerns regarding financial institutions and others in the financial services industry). If the equity and credit markets are volatile or deteriorate, or if adverse developments are experienced by financial institutions, it may make any necessary debt or equity financing more difficult to obtain, more costly, more onerous with respect to financial and operating covenants, and more dilutive. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing; customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results and financial condition.

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

We are developing a number of our new products and wireless connectivity solutions in partnership with other companies. If any of these companies were to fail to perform, or our partnerships were to be unsuccessful, we may not be able to bring our solutions to market successfully or on a timely basis.

We have partnered, and expect to continue to partner, with certain companies to further advance or develop our wireless connectivity solutions and develop or expand on new and existing technologies. These arrangements involve the commitment by each company of various resources, including technology, and research and development. If these arrangements do not develop as expected, especially those that involve our proprietary technologies, or if the products and/or services produced by our partners do not meet the required quality standards, our ability to introduce new antenna products and wireless connectivity solutions successfully and on schedule may be limited. Further, we cannot provide any assurances that our existing partnerships will be maintained successfully or at all, the failure of which could have a material adverse effect on our business and results of operations. If existing partnership entity has any technical difficulties, if our partnership with them does not continue to develop, or if the technology developed in partnership does not develop or the partnership entity does not perform as expected or suffers market-launch delay or project-cost overrun, our sales may decrease and our operating results could suffer.

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

As of December 31, 2023, we had net operating loss (NOL) carryforwards of $23.2 million for federal income tax purposes and $11.5 million for state income tax purposes, subject to limitations may be available to offset our future taxable income, if any. Our federal and state NOL carryforwards begin to expire in 2026. Federal NOLs generated in taxable years beginning after December 31, 2017, however will carryforward indefinitely and may generally only be used to offset 80% of taxable income in taxable years beginning after December 31, 2020. As of December 31, 2023, we also had federal and state research and development and other tax credit carryforwards of approximately $2.1 million and $1.8 million, respectively, available to reduce future income tax liabilities, subject to limitations. Our federal tax credit carryforwards begin to expire in 2026 and our state tax credits will carryforward indefinitely. These NOL and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities.

In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on our ability to use pre-change NOL and tax credit carryforwards to offset future taxable income and income taxes, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. The Company’s use of federal and state NOL and tax credit carryforwards could be limited further by ownership changes. We have recorded a $14.6 million valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

The Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), requires, among other things, that we maintain effective disclosure controls and procedures and controls over financial reporting. In particular, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting which began for our fiscal year ending December 31, 2017. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the time we are no longer considered a non-accelerated filer. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accounting firm for the foreseeable future.

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

Our financial condition and results of operations could be adversely affected by the outbreak of contagious diseases, including pandemics and epidemics.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including any pandemic or epidemic. For example, the COVID-19 pandemic in 2020 created considerable instability and disruption in the U.S. and world economies and had a material and adverse effect on our business and operations. The COVID-19 pandemic caused disruption and restrictions on our and our customers’ ability to travel, temporary closures of our office buildings and the facilities of our customers or suppliers, cancellations or modification of key industry marketing events, disruptions with our CMs and suppliers located in affected regions and overall adversely affect development of and sales for our products and solutions.

Future pandemics or other public health epidemics may have material adverse effect on our business, financial condition and results of operations, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In the United States, data privacy laws and regulations are promulgated at the federal and state level, some of which are enforced by the Federal Trade Commission (FTC). There are also laws regulating the use of personal information for direct marketing purposes, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which establishes specific requirements for commercial email messages, and the Telephone Consumer Protection Act, and the Telemarketing Sales Rule as interpreted and implemented by the FCC and United States courts, or TCPA, which imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers. At the state level, California enacted legislation, the California Consumer Privacy Act of 2018, or CCPA, which provides new data privacy rights for California consumers and the California Privacy Rights Act, or CPRA, which took effect on January 1, 2023 The CPRA modifies the CCPA by providing significant new data privacy rights. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which has created the potential for a patchwork of overlapping but different state laws. Since the CCPA went into effect, general privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level.

Foreign data protection laws, including the EU General Data Protection Regulation 2016/679, (GDPR) and the U.K. data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018, or the UK GDPR, may also apply to other personal information obtained outside of the United States. Both the GDPR and the UK GDPR impose stringent requirements for entities processing personal information, including specific requirements regarding transfers of data outside of the European Economic Area (EEA), and restrictions regarding the use of cookies and other e-marketing activities. In addition, there are other existing and proposed European laws and regulations regarding ePrivacy, that apply in addition to the GDPR and UK GDPR, to cookies and similar tracking technologies, electronic communications and marketing, These and other recent legal developments in Europe have created complexity and uncertainty regarding these laws, the sufficiency of certain transfer mechanisms and how to comply.

In addition to the EU, Asia has also the addition of data privacy legislation including China, Hong Kong, Japan, Singapore, and South Korea. Although we are continuing to take steps to comply with these and future laws and regulations, the scope of many of the requirements remains unclear, can be subject to significant change or interpretive or enforcement application, and may be inconsistent from one jurisdiction to another, and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that such steps will be sufficient. Compliance with current and future laws and regulations may require changes to our collection, use, transfer, disclosure or other processing of information about individuals and systems, and may thereby increase compliance costs. If we are unsuccessful, whether actual or perceived, in our efforts to comply with these and future laws and regulations, we may incur substantial additional costs in compliance, reputational harm, affect the manner in which we provide our services, including the geographies we service, and be subject to complaints and/or regulatory investigations (including orders to cease or change our processing of personal information), significant monetary liability, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, such as claims by industry groups or other third parties, which may have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our International Operations

We are subject to risks associated with international geopolitical and military conflicts.

Our business has been impacted and may continue to be impacted by geopolitical conditions such as a resultant international trade wars (including between the United States and China), the military conflict in Israel, the Russia-Ukraine conflict, and increased political tensions with or related to Russia, Europe, the Middle East and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States, China, and Russia. Polices made by the U.S. government and policies made by other countries (such as China and Russia or their allies) may make significant changes in trade policies that could negatively affect our business.

Global economic conditions and political tensions also have the ability to cause business disruptions. For example, sanctions remain imposed on trade with Russia and Belarus because of the war between Russia and Ukraine which has the potential to disrupt the supply of raw materials. Political tensions between China and western governments related to China and Taiwan, political unrest, tensions, and uncertainty in the Middle East, and global and regional, terrorism or other geopolitical events could have a range of negative impacts for the global economy. The price of oil which could impact transportation costs, raw materials supply chain, and the impact on central banks globally increasing interest rates significantly in an effort to combat inflation which has heightened concerns of a worsening global economic environment in the world. These situations could all lead to potential adverse impacts on a wide range of businesses and could disrupt supply chains and impact the businesses of our vendors and customers in ways that could impact our sales.

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

For the year ended December 31, 2023 approximately 39% of our products, based on sales, are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. In addition, we anticipate further expansion of our global presence and extending our salesforce reach internationally. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers and our channel partners. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity, we may be unable to grow sales to existing customers.

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

We are subject to risks generally associated with having a global supply chain, including certain laws and regulations related to forced labor and human rights. In June 2022, the U.S. Uyghur Forced Labor Prevention Act (UFLPA) went into effect, which imposes a rebuttable presumption that goods produced in the Xinjiang Uyghur Autonomous Region of China or involving certain Chinese entities were produced using forced labor and prohibits importation of such goods into the United States absent clear and convincing evidence proving otherwise. UFLPA or other U.S. human rights trade restrictions could affect the sourcing and availability of products, lead to our products being held for inspection by CBP and delayed or rejected for entry into the United States, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. In the future, these human rights-related trade restrictions may expand in the United States or extend beyond the United States. In September 2022, the European Union announced a similar proposal targeting goods within Europe created with forced labor, without specifying particular countries or sectors. The EU proposal, if passed and implemented, could similarly impact our supply chain. Even if we were not subject to penalties, fines or sanctions or supply chain disruption under these restrictions, if products we source are linked in any way to forced labor, our reputation could be harmed.

On October 7, 2022, the Bureau of Industry and Security issued new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. The new export controls impose broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment, may impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. We are still evaluating these complex new rules and are unable to quantitatively estimate any impacts at this time, but such restrictions, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition. Bureau of Industry and Security furthered restrictions on the export of certain advanced computing chips and manufacturing technology to China, focused on end-user with military, data center, or artificial intelligence applications. These export control changes of certain integrated circuits are now subject to export licensing and export control restrictions for export or reexport to China and certain other countries. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There have been significant changes and proposed changes to United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China, Russia, eastern Europe, the middle east, and Asia. For example, the United States has imposed supplemental tariffs of up to 25% on certain imports from China, as well as tariffs on steel and aluminum products imported from various other countries. The United States may maintain or increase these tariffs or impose new ones. In response, China and other countries have imposed or proposed additional tariffs on certain exports from the United States, and it is unclear what future actions countries will or will not take with respect to trade policies, treaties, and tariffs. We do a significant amount of business in China, including dealing with Chinese suppliers and customers, for the products that use imported components that are covered under these policies. We have engaged new CMs outside of China for additional supply chain diversity as well as an option of supply of components and assemblies for our wireless solutions that can be imported to the United States without the supplemental tariff. However, these contribute to significant uncertainty about the future relationship between the United States, China, and Taiwan as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade with those countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these countries and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world.

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products or our end-customer’s products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

Our products and our end-customers’ products are subject to governmental regulations regarding radio frequency devices in many jurisdictions. To achieve and maintain market acceptance, our products, or our end-customers’ products must continue to comply with these regulations and many industry standards designed to prevent interference with other radio services and to limit human exposure to harmful radiation. In the United States, our end-customers’ products and our products (in cases where we provide devices that are end-device certified) must comply with such regulations issued by the Federal Communications Commission (FCC) before they can be marketed or sold, or imported into, the United States, and may also be required to conform to industry standards defined by industry associations or organizations, such as Underwriters Laboratories, for commercial acceptance. We and our end-customers must also comply with similar international regulations and standards.

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

We operate directly and indirectly in several foreign countries and are subject to anti-bribery laws in the jurisdiction in which we operate. The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business or an unfair business advantage; many anti-bribery laws also prohibit commercial bribery. In addition, we are subject to the FCPA’s recordkeeping and internal controls requirements. Practices in the local business communities of many countries in which we do business have a heightened level of corruption. As part of our business, we may have direct or indirect sales to, and other interactions with, non-U.S. government agencies. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures reasonably designed to promote compliance with applicable anti-bribery law requirements; however, we cannot assure that our policies and procedures will protect us from violations committed by individual employees, agents or intermediaries. Allegations or violations of anti-bribery law violations could result in costly investigations, criminal or civil penalties or other sanctions that could have a material adverse effect on our business and reputation.

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
•
any major change in our management;
•
general economic conditions and slow or negative growth of our markets; and
•
other events or factors, including those resulting from outbreaks of contagious disease, inflation and interest rate changes, financial institution instability, wars, such as the war between Russia and Ukraine, and the conflict related to China and Taiwan, political unrest, tensions and uncertainty in the Middle East, and global and regional, terrorism or other geopolitical events.

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

Until December 31, 2021, we qualified for further exemptions and reduced disclosure requirements as an “emerging growth company,” as defined in the JOBS Act. Since we are no longer an emerging growth company, we are no longer exempt from certain requirements, including, without limitation, holding non-binding stockholder votes on executive compensation arrangements and compliance with new or revised accounting standards and audit requirements. We expect to incur additional expenses and devote increased management effort toward ensuring compliance with these requirements, as well as when the available exemptions for a smaller reporting company or a non-accelerated filer are no longer available to us. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

We rely on information technology to process, transmit, and store electronic and financial information and information about individuals, to manage a variety of business processes and activities, to maintain the financial accuracy of our records, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. We own and manage some of these information technology systems but also rely on third parties for a range of information technology systems and related products and services, including but not limited to cloud computing services. Third party products including cloud computing services and hardware come with risks that Airgain continuously monitors to ensure industry best practices are in use and consistent with replacement cycles to mitigate these risks. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, telecommunication failures, defects, errors, catastrophic events, terrorism or war, such as the conflict between Russia and Ukraine, which according to United States government sources and others has resulted in a heightened risk of cyberattacks against companies like ours. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

Information technology security threats are increasing in frequency, persistence, intensity and sophistication. We and our third party service providers may also experience information technology security threats that may remain undetected for an extended period. Any perceived or actual compromise, breach, or misuse of our or our third party service providers’ systems or information could cause us to incur damage to our reputation, and expose us to a risk of loss or litigation (including by our customers) and possible monetary liability, affect the manner in which we provide our services, and subject us to complaints and/or regulatory investigations, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, and could adversely affect our business, results of operations, financial condition and prospects. We may also incur significant costs to notify, in particular, affected individuals, maintain our security precautions and/or to correct problems caused by the compromise, breach or misuse of our systems or information. The costs of any compromise, breach or misuse of our systems or information could exceed our available insurance coverage, or could result in denial of coverage as to any specific claim, or a change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements. And any failure by our third party information technology providers, or any other entity in our collective supply chain, to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, systems or information could have similar adverse consequences for us. To date, we have seen no material impact on our business or operations from these information technology security threats. Any future significant compromise, breach, or misuse of our data security could result in significant costs and damage to our reputation, and could materially adversely affect our business, results of operations, and financial condition. The ever-evolving threats mean us, and our third-party service providers must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security compromises, breaches, or misuses.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events.

Our corporate headquarters are located in Southern California, some of our CMs are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our CMs, could have a material adverse impact on our business, operating results and financial condition.

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

Our business depends on the economic health and general willingness of our current and prospective end- customers to make those capital commitments necessary to purchase our products. If the conditions in the U.S. and global economies become uncertain or volatile, or if they deteriorate, including as a result of the current or anticipated impact of military conflict, including the war between Russia and Ukraine, and the conflict related to China and Taiwan, political unrest, tensions and uncertainty in the Middle East, and global and regional, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

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

In addition, the closures in 2023 of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to alter our operating plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, suppliers, customers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

While we are in the process of fully implementing a comprehensive cybersecurity risk management program, we have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program not only fortifies our current defense but also serve as the building blocks for adopting an internationally recognized IT standards framework, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) or the International Organization for Standardization (ISO) 27001. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we intend to use the NIST CSF or ISO 27001 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.]

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments of our risk capacity, conducting pressure and gap analyses, and formalizing our risk tolerance;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management; and
•
a third-party risk management process for service providers, suppliers, and vendors, in which we assess their processes, controls, and monitor cybersecurity enhancements to safeguard our interests and mitigate potential risks.

We are building on our current program towards a more comprehensive cybersecurity risk management program. Our roadmap for the future is centered on the maturation of our cybersecurity risk management program to align to international IT frameworks, such as NIST and ISO 27001 that will strengthen our defenses, enhance our threat detection capabilities, and ensure the confidentiality, integrity, and availability of our critical systems and data.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee of our board of directors (Audit Committee) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

Management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including CTO and IT Manager, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team has several years of experience and have been trained for various roles in information technology and cybersecurity at numerous technology companies.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

Our corporate headquarters occupy approximately 10,300 square feet in San Diego, California, under a lease that expires in November 2025. Our NimbeLink facility, located in Plymouth, Minnesota, occupies 9,000 square feet under a lease that expires in July 2025. We lease a 5,200 square foot research, development and test facility in Scottsdale, Arizona. We also lease a 2,000 square foot property in St. Cloud, Florida, and a 3,500 square foot property in Jonestown, Texas, which are used for testing services.

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

Holders of Common Stock

As of February 27, 2023, there were 10,504,597 shares of our common stock outstanding held by approximately 30 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

20

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.

Business Overview

Airgain is a premier provider of wireless connectivity solutions, offering a range of embedded components, external antennas, and integrated systems worldwide. We streamline wireless connectivity across devices and markets, with a focus on solving complex connectivity challenges, expediting time to market, and optimizing wireless signals. Our mission is to connect the world through optimized, integrated wireless solutions. Our product portfolio focuses on three key markets: enterprise, consumer, and automotive.

Our current enterprise products include embedded cellular modems, antennas for access points and Internet of Things (IoT) applications, and asset trackers. We expect to expand our product offering with fixed wireless access solutions and Smart Network Controlled Cellular Repeaters (Smart NCRs). Our consumer products include embedded antennas for consumer access points, wireless gateways, smart home devices and fixed wireless access devices. Our current automotive products include aftermarket antennas that are typically connected to third-party cellular and Wi-Fi-enabled routers, digital video evidence devices, and telematics gateways. We also recently launched a second generation AirgainConnect® Fleet system solution – a low profile, roof-mounted 5G vehicle gateway, combining a cellular modem, antennas, and additional features into a single device.

We have a rich history of providing radio frequency (RF) expertise, services, and solutions to mobile operators and major OEMs. With the addition of NimbeLink products in 2021, we expanded our capabilities to include embedded cellular modems, asset trackers and custom IoT systems. We are leveraging our RF and systems experience, and our Mobile Network Operator (MNO) and Multiple Service Operator (MSO) relationships to deliver new and differentiated products.

Core Markets

The enterprise market requires reliable wireless access across various settings, including smart cities, utilities, factories, buildings, campuses, transportation hubs, stadiums, and suburban developments. Our NimbeLink embedded modems serve numerous enterprise sectors requiring cellular connectivity such as packaging, logistics, EV charging, smart cities, smart buildings, agriculture, and asset tracking. These NimbeLink cellular modems, which are both patented and end-device certified, minimize the need for additional carrier certifications. Our asset trackers are deployed across transportation, supply chain, cold chain, and other specialized applications. Our asset tracking solution utilizes a cellular backbone with Wi-Fi and GPS triangulation, along with various sensors like temperature, motion, distance, tilt, and humidity to monitor asset location and condition in various environments. In addition to hardware, our asset tracking offering includes a recurring revenue component, our subscription-based NLink cloud-based device enablement platform, which allows for deployment and integration with enterprise systems via open APIs. Our custom products feature joint engineering collaboration with strategic customers to develop IIoT for specific applications while helping them reduce their time to market. Our enterprise IoT and M2M antennas are extensively deployed in diverse systems, devices, and applications, including access points, gateways, fixed wireless access devices and utility meters. In 2023, we unveiled a new line of Fixed Wireless Access products designed to address 5G connectivity challenges, reduce deployment costs and enhance customer experiences. In 2023, we also announced our Lighthouse™ smart repeaters platform designed to reduce an operator’s capital expenses for extending range, while enhancing 5G coverage.

The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, smart TVs, smart home devices, and set-top boxes. These consumer products support a variety of technologies, products and services, including LTE, 5G, Wi-Fi, Bluetooth, LPWAN and GNSS (Global Navigation Satellite System). We announced in November 2023 that Airgain was selected by a major Tier 1 MNO in North America to supply its next generation antennas for its indoor FWA devices. This selection comes amid ongoing consumer shifts away from traditional wired broadband to wireless as more major telecom providers offer broadband internet access as part of their bundled offerings. We continue to grow our relationships with MSOs and MNOs as the market evolves with both wired and wireless broadband internet offerings.

In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket applications, supporting a variety of technologies that include Wi-Fi, LTE, 5G, LPWAN, GNSS, and Bluetooth. Fleet and aftermarket products in the automotive market typically consist of applications where vehicular wireless routers are paired with external antenna systems to provide connectivity to mobile assets. We offer a full line of external fleet antennas that are designed to be rugged, reliable, and flexible to meet almost any need. We design our products for performance, quality, and long product life and our antennas connect to almost any vehicular router or modem. These antennas include high-performance and low-profile versions that mount on the roof, trunk, windshield, or dashboard and are optimized for 5G, 4G, Wi-Fi, and GNSS. In January 2024 we launched our next-generation product named AirgainConnect Fleet (AC-Fleet). The AC-Fleet solution is 5G and carrier agnostic allowing for a significantly larger target market compared our first generation AC-HPUE solution.

Macroeconomic conditions

Macroeconomic conditions have continued to create demand softness industrywide, including downward pressures relating to the anticipated service provider shift from Wi-Fi 6E to Wi-Fi 7. This demand softness combined with excess inventories in our channels and those of our direct customers, drove year-over-year declines in our Enterprise, Automotive and Consumer markets. These conditions worsened in the second half of 2023 and, coupled with a delay in the completion of an Enterprise project, contributed to a material sales decline in the second half of the year compared to the first half of the year. We believe that the fourth quarter of 2023 was the trough for our business after sequential declines through the year. As we turn to 2024, we anticipate a year of gradual growth driven by recoveries in our end markets, investments in product innovations, and launches of our 5-G connectivity initiatives. We remain focused on the execution of our strategic product initiatives and operational efficiencies, as they lay out the foundation of our revenue and profitability growth when market conditions improve.

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
•
investments in our growth to address customer needs;
•
development of our product offerings and technology solutions;
•
our ability to target new end markets;
•
the proliferation of Wi-Fi connected home devices and data intensive applications;
•
the impact of global supply shortages on our business and that of our end customers;
•
international expansion in light of continuing global tensions; and
•
the ability to successfully integrate past and any future acquisitions.

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, pandemics and epidemics, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during 2023.

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

Our financial highlights for 2023 include the following:

•
Sales decreased by 26.2% in 2023 compared to 2022. The decrease in sales was primarily driven by excess inventory correction across all markets.
•
Gross profit as a percentage of sales increased to 37.1% in 2023 compared to 36.9% in 2022. The increase was primarily due to higher automotive margins.
•
Loss from operations increased by $3.8 million in 2023 compared to 2022. The increase was due to a decrease of $7.2 million in gross profit, partially offset by a decrease of $3.4 million in operating expenses.
•
Our effective tax rate for each year was -1% in 2023 and in 2022.
•
We ended 2023 with cash and cash equivalents and restricted cash totaling $8.0 million.

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

Cost of Goods Sold

The cost of goods sold reflects the cost of producing antenna, embedded modem and system solutions products that are shipped to our customers as well as costs incurred for service agreements. This primarily includes manufacturing costs of our products payable to our third-party CMs. The cost of goods sold that we generate from services and subscription revenues primarily includes personnel costs and the cost to maintain data lines.

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, general and administrative. The largest component of expense is personnel costs, which includes salaries, employee benefit costs, bonuses, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and information technology. Allocated costs for facilities consist of amortization of leasehold improvements as well as rent and utility expenses and taxes. Operating expenses are generally recognized as incurred.

Research and Development. Research and development expenses primarily consist of personnel and project development costs. These expenses include work related to the design, development and testing of antennas, modems and system solutions. These expenses include salaries, stock-based compensation, benefits, bonuses, project development and testing, prototype material, consulting, travel, and similar costs, and depreciation and allocated costs for certain facilities. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of new solutions and markets, although our research and development expense may fluctuate as a percentage of total sales.

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

General and Administrative. General and administrative expenses primarily consist of personnel and facility related costs for our executive, legal, human resource finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, other professional services fees, depreciation, and other corporate expenses. We expect general and administrative expenses to fluctuate as we grow our operations.

Other (Income) Expense

Interest Income, net. Interest income consists of interest from our cash and cash equivalents offset by interest expense which consists of interest charges on credit card charges and certain vendor bills.

Other Expense. Other expense consists of the loss from disposal of property and equipment, realized foreign exchange gains or losses, and other income and expenses.

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

Statements of Operations Data (dollars in thousands)	For the Years Ended December 31,
	2023	2022	2023	2022
Sales	$56,040	$75,895	100.0%	100.0%
Cost of goods sold	35,277	47,923	62.9	63.1
Gross profit	20,763	27,972	37.1	36.9
Operating expenses:
Research and development	10,505	11,345	18.7	15.0
Sales and marketing	9,126	11,174	16.3	14.7
General and administrative	13,532	14,033	24.2	18.5
Total operating expenses	33,163	36,552	59.2	48.2
Loss from operations	(12,400)	(8,580)	(22.1)	(11.3)
Other income	(100)	(5)	(0.2)	0.0
Loss before income taxes	(12,300)	(8,575)	(21.9)	(11.3)
Income tax expense	128	84	0.3	0.1
Net loss	$(12,428)	$(8,659)	(22.2)%	(11.4)%

Comparison of the Years Ended December 31, 2023 and 2022

(all tables—dollars in thousands)

Sales	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Sales	$56,040	$75,895	$(19,855)	(26.2)%

Sales for 2023 decreased $19.9 million, or 26.2% compared to 2022. Enterprise market sales decreased $7.3 million, to $27.2 million for 2023 from $34.5 million for 2022, primarily due to channel excess inventory correction impacting our IIoT products sales. Automotive market sales decreased $5.7 million to $9.9 million for 2023, from $15.6 million for 2022, driven by the discontinued HPUE product line and excess inventory correction impacting our Aftermarket antenna sales. Consumer market sales decreased $6.9 million to $18.9 million for 2023 from $25.8 million for 2022, primarily due to weaker demand, coupled with excess inventory, with cable operators customers.

Cost of Goods Sold	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Cost of goods sold	$35,277	$47,923	$(12,646)	(26.4)%

Cost of goods sold for 2023 decreased $12.6 million or 26.4% compared to 2022. The decrease was due to sales decline.

Gross Profit	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Gross profit	$20,763	$27,972	$(7,209)	(25.8)%
Gross profit (percentage of sales)	37.1%	36.9%		0.2%

Gross profit for 2023 decreased $7.2 million, or 25.8%, compared to 2022, driven by lower sales partially offset by a higher 2023 gross margin.

Gross profit as a percentage of sales for 2023 increased by 20 basis points compared to 2022. The increase was primarily driven by higher automotive gross margins.

Operating Expenses	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Research and development	$10,505	$11,345	$(840)	(7.4)%
Sales and marketing	9,126	11,174	(2,048)	(18.3)%
General and administrative	13,532	14,033	(501)	(3.6)%
Total operating expenses	$33,163	$36,552	$(3,389)	(9.3)%

Research and Development

Research and development expense for 2023 decreased $0.8 million or 7.4% compared to 2022. The decrease was primarily due to lower employee expenses and engineering service expenses.

Sales and Marketing

Sales and marketing expense for 2023 decreased $2.0 million or 18.3%, compared to 2022. The decrease was primarily due to lower employee expenses.

General and Administrative

General and administrative expense for 2023 decreased $0.5 million or 3.6% compared to 2022. The decrease was driven by lower employee expenses and professional services.

Other (income) expense:	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Interest income, net	$(109)	$(63)	$(46)	73.0%
Other expense	9	58	(49)	(84.5)
Total other income	$(100)	$(5)	$(95)	1900.0%

Other expense for 2023 consists primarily of unfavorable foreign exchange remeasurement adjustments. Other expense for 2022 consists mainly of unfavorable foreign exchange remeasurement adjustments and loss on disposal of fixed assets.

Income Tax Expense

	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Income tax expense	$128	$84	$44	52.4%

Income tax expense for 2023 increased $44,000 or 52.4%, compared to 2022. The primary reason for income tax expense in a net loss position is due to the cost-plus rules in foreign jurisdictions.

statutory rate.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.9 million at December 31, 2023. Prior to 2013, and for the years ended 2018, 2020, 2021, 2022 and 2023, we have incurred net losses. As a result, we have an accumulated deficit of $78.5 million at December 31, 2023.

We plan to continue to invest for long-term growth, including expanding our sales engineering and sales teams to execute on our product roadmap and further penetrate domestic and international markets. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital requirements for at least the next 12 months.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Twelve months ended December 31,
	2023	2022
Net cash (used in) provided by operating activities	$(3,301)	$4,446
Net cash used in investing activities	(346)	(750)
Net cash used in financing activities	(458)	(6,304)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	—
Net decrease in cash, cash equivalents and restricted cash	$(4,102)	$(2,608)

Net Cash (Used in) Provided by Operating Activities.

Net cash used in operating activities was $3.3 million for the year ended December 31, 2023. The decrease was primarily driven by the net loss of $12.4 million, offset by $7.3 million in non-cash expenses and a $1.8 million net decrease of operating assets and liabilities.

Net Cash Used in Investing Activities.

Net cash used in investing activities of $0.3 million for the year ended December 31, 2023 was primarily for purchases of property and equipment.

Net Cash Used in Financing Activities.

Net cash used in financing activities of $0.5 million for the year ended December 31, 2023 was primarily to pay taxes for net share settlement of restricted stock units, partially offset by proceeds from common stock issuances under the ESPP.

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

Liquidity and Capital Resources Assessment

As of March 6, 2024, management performed the annual assessment of the Company's ability to meet its obligations as they become due within one year based on relevant conditions and events that are known and reasonably knowable. Following ASC 205-40 guidance, management considered quantitative and qualitative information to evaluate the Company's ability to meet obligations.

As of December 31, 2023, the Company has $19.1 million current assets to meet its $10.0 million current liabilities. Based on the analysis of the relevant conditions and events that are known and reasonably known as of March 6, 2024, the Company concludes that it is probable that it will be able to meet all of its financial obligations as they become due in the year 2024.

Contractual Obligations and Commitments

We subcontract with other companies to manufacture our products. During the normal course of business, our CMs procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the CMs for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2023 we have no significant accruals recorded.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (first-in, first-out method). For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). For items that are manufactured by the Company's CMs, cost is determined using the weighted average cost method. We write-down inventory when it has been determined that conditions exist that may not allow the inventory to be sold for at the intended price or the inventory is determined to be obsolete based on assumption about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of goods sold. We evaluate inventory at least annually and at other times during the year. Charges to cost of goods sold for excess, obsolete, and lower of cost or net realizable inventories totaled $1.2 million and $0.9 million in 2023 and 2022, respectively.

Stock-Based Compensation

The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Stock-based compensation expense is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. We use the Black-Scholes option-pricing model to estimate the fair value of our stock-based awards including: stock options and employee stock purchase plan (ESPP). This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the forfeiture rate of the award. Starting with the first quarter of 2022, we began to determine volatility by solely using the Company’s own historical volatility measurements, since more than five years of historical data became available in the public market. Prior to the fourth quarter of 2022, the Company determined the volatility for stock awards granted based on the average historical price volatility for the Company and industry peers over a period equivalent to the expected term of the stock options grants. The forfeiture of stock awards is recognized upon the actual forfeitures date.

We estimate the fair value of Performance Stock Units (PSU) with a market condition using a Monte Carlo simulation model as of the date of grant to forecast performance achievement of market price and revenue targets. Key inputs in the valuation include cost of capital, market price volatility and discount rate. The number of PSUs that will ultimately be awarded are contingent on our actual level of achievement compared to the corporate financial target performance targets.

Intangible Assets and Goodwill

We have a significant amount of goodwill and finite-lived intangible assets. At December 31, 2023, goodwill and intangible assets totaled $19.1 million, or 45% of our total assets.

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

We perform a goodwill impairment assessment annually and during the interim when events or circumstances indicates that the fair value of a reporting unit might be below its carrying amount. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events. Our quantitative impairment test may consider both the income approach and the market approach to estimate a reporting unit's fair value. Significant estimates include market segment growth rates, our assumed market segment share, estimated costs, and discount rates on the cost of capital.

We perform an intangible assets impairment assessment annually and during the interim when facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for product lines.

Intangible Assets and Goodwill Impairment Assessment as of September 30, 2023

During the three months ended September 30, 2023, the Company had a decline in its market capitalization due to current and near term demand softness in the wireless connectivity space, as reflected in a material decline in share price.

•
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

•
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

Goodwill Impairment Assessment as of December 31, 2023

For the annual goodwill impairment assessment, as of December 31, 2023, the Company evaluated the impairment considerations during the fourth quarter of 2023, starting with the interim assessment as of September 30, 2023. During the fourth quarter 2023, the Company's macroeconomic conditions, stock share, market capitalization, working capital, industry and market conditions, operating cash flow and forecasted cash flows remained stable with September 30, 2023. After assessing the totality of events or circumstances as those described in the preceding section, the Company determined that there were no events or circumstances in the fourth quarter 2023 that indicates that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of December 31, 2023. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of December 31, 2023.

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

Airgain, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Airgain, Inc

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Airgain, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill impairment assessment

As described further in note 7 to the financial statements, the decline in the Company’s market share price during the three months ended September 30, 2023 was a triggering event, that indicated the fair value of the entity may be below its carrying amount. It was determined the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. We identified the goodwill impairment assessment as a critical audit matter.

The principal consideration for our determination that the quantitative impairment assessment is a critical audit matter is that the determination of the reporting units fair value required management to make significant estimates and assumptions related to forecasted revenues, margins, discount rate and comparable public company multiples.

Our audit procedures related to the quantitative impairment assessment included the following, among others:

•
We tested management’s process for determining the fair value of the reporting unit. This included evaluating the appropriateness of the valuation methods, testing the completeness, accuracy, and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, which included forecasted revenues and margins. We tested whether these forecasts were reasonable and consistent with historical performance, third-party market data, and other evidence obtained in other areas of the audit.
•
With the assistance of our valuation specialists, we tested the Company’s discounted cash flow models, including the reasonableness of the utilized discount rate.
•
With the assistance of our valuation specialists, we tested the Company’s use of the market approach, including the reasonableness of selected multiples.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

San Diego, California
March 6, 2024

Airgain, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,881	$11,903
Trade accounts receivable, net	7,375	8,741
Inventories	2,403	4,226
Prepaid expenses and other current assets	1,422	2,284
Total current assets	19,081	27,154
Property and equipment, net	2,507	2,765
Leased right-of-use assets	1,392	2,217
Goodwill	10,845	10,845
Intangible assets, net	8,234	11,203
Other assets	170	216
Total assets	$42,229	$54,400
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,472	$6,507
Accrued compensation	728	2,874
Accrued liabilities and other	1,926	2,615
Short-term lease liabilities	865	904
Total current liabilities	9,991	12,900
Deferred tax liability	151	139
Long-term lease liabilities	674	1,536
Total liabilities	10,816	14,575
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 11,010 shares issued and 10,469 shares outstanding at December 31, 2023; and 10,767 shares issued and 10,226 shares outstanding at December 31, 2022	115,295	111,282
Treasury stock, at cost: 541 shares at December 31, 2023 and 2022	(5,364)	(5,364)
Accumulated deficit	(78,521)	(66,093)
Accumulated other comprehensive income	3	—
Total stockholders’ equity	31,413	39,825
Total liabilities and stockholders’ equity	$42,229	$54,400

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Sales	$56,040	$75,895
Cost of goods sold	35,277	47,923
Gross profit	20,763	27,972
Operating expenses:
Research and development	10,505	11,345
Sales and marketing	9,126	11,174
General and administrative	13,532	14,033
Total operating expenses	33,163	36,552
Loss from operations	(12,400)	(8,580)
Other (income) expense:
Interest income, net	(109)	(63)
Other expense	9	58
Total other income	(100)	(5)
Loss before income taxes	(12,300)	(8,575)
Income tax expense	128	84
Net loss	$(12,428)	$(8,659)
Net loss per share:
Basic	$(1.20)	$(0.85)
Diluted	$(1.20)	$(0.85)
Weighted average shares used in calculating loss per share:
Basic	10,392	10,190
Diluted	10,392	10,190

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2023	2022
Net loss	$(12,428)	$(8,659)
Other comprehensive income:
Foreign currency translation adjustment	3	—
Comprehensive loss	$(12,425)	$(8,659)

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	For the Years Ended December 31,
	2023		2022
	Common Stock Shares	Amount	Common Stock Shares	Amount
Total stockholders' equity, beginning balance	10,226	$39,825	10,097	$44,173

Common stock and additional paid-in capital:
Balance at beginning of period	10,226	111,282	10,097	106,971
Stock-based compensation	—	4,471	—	4,083
Common stock withheld related to net share settlement of equity awards	—	(690)	—	—
Release of RSUs, stock issued under ESPP and exercise of stock option	243	232	129	228
Balance at end of period	10,469	115,295	10,226	111,282

Treasury stock:
Balance at beginning of period	—	(5,364)	—	(5,364)
Balance at end of period	—	(5,364)	—	(5,364)

Accumulated deficit:
Balance at beginning of period	—	(66,093)	—	(57,434)
Net loss	—	(12,428)	—	(8,659)
Balance at end of period	—	(78,521)	—	(66,093)

Accumulated other comprehensive income:
Balance at beginning of period	—	—	—	—
Foreign currency translation adjustments	—	3	—	—
Balance at end of period	—	3	—	—

Total stockholders' equity, ending balance	10,469	$31,413	10,226	$39,825

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,428)	$(8,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	661	675
Loss on disposal of property and equipment	—	4
Amortization of intangible assets	2,969	3,026
Stock-based compensation	3,681	4,978
Deferred tax liability	12	30
Changes in operating assets and liabilities:
Trade accounts receivable	1,367	2,015
Inventories	1,823	4,723
Prepaid expenses and other current assets	822	(1,012)
Other assets	6	137
Accounts payable	(93)	1,037
Accrued compensation	(1,253)	(35)
Accrued liabilities and other	(793)	(370)
Payments of contingent consideration fair value changes	—	(2,040)
Lease liabilities	(75)	(63)
Net cash (used in) provided by operating activities	(3,301)	4,446
Cash flows from investing activities:
Purchases of property and equipment	(346)	(763)
Proceeds from sale of equipment	—	13
Net cash used in investing activities	(346)	(750)
Cash flows from financing activities:
Cash paid for business acquisition contingent consideration	—	(6,532)
Payments for withholding taxes related to net share settlement of equity awards	(690)	—
Issuance of shares for stock purchase and option plans	232	228
Net cash used in financing activities	(458)	(6,304)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	—

Net decrease in cash, cash equivalents and restricted cash	(4,102)	(2,608)
Cash, cash equivalents, and restricted cash; beginning of period	12,078	14,686
Cash, cash equivalents, and restricted cash; end of period	$7,976	$12,078

Supplemental disclosure of cash flow information:
Taxes paid	$112	$197
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$11	$—
Accrual of property and equipment	$58	$—

Cash and cash equivalents and restricted cash	$7,881	$11,903
Restricted cash included in other assets	95	$175
Total cash, cash equivalents, and restricted cash	$7,976	$12,078

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 17, 2016. Airgain, Inc. together with its subsidiaries are herein referred to as the “Company,” “we,” or “our.” The Company is a leading provider of connectivity solutions including embedded components, external antennas, and integrated systems that enable wireless networking in the consumer, enterprise, and automotive markets. The Company’s headquarters is in San Diego, California.

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

The Company operates in one segment related to providing connectivity solutions – embedded components, external antennas, and integrated systems. The Company’s chief operating decision-maker is our chief executive officer, who reviews operating results on an aggregate consolidated basis for purposes of regularly making operating decisions, allocation of resources and assessing performance as a single operating segment.

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

Inventory is stated at the lower of cost or net realizable value. For items manufactured by our CMs, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Write downs for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.

In some instances, the Company holds consigned inventories at its CMs’ locations due to actual or pending customers’ orders. The Company recognized the consigned inventory as an asset in its financial statements.

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

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. We account for our goodwill under the authoritative guidance ASC 350 for goodwill and other intangible assets and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which we early adopted in fiscal year 2020. Goodwill is not amortized but is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. Such circumstances may include, but not limited to (1) a decline in microeconomic conditions, (2) a significant decline in our financial performance or (3) a significant decline in the price of our common stock for a sustained period of time. We consider the aggregation of the relevant qualitative factors, and conclude whether it is more likely than not that the fair value of our reporting unit is less than the carrying value.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. For the market approach of valuation, we may use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit to derive an indication of value. For the income approach of valuation, we use a discounted cash flow methodology to derive an indication of value, which required management to make estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, income tax rates, EBITDA, perpetual growth rates, and long-term discount rates, among others. In addition, we make certain judgments and assumptions in determining our reporting unit. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Intangibles

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

Revenue Recognition

Under ASC Topic 606 “Revenue from Contracts with Customers”, the Company recognize revenue when, or as the control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. In applying this core principle, the Company performs the following five-steps only when it is probable that substantially all of the consideration that it will be entitled in exchange for the goods or services that will be transferred to the customer:

(i) identify the contract(s) with the customer,

(ii) identify the performance obligations in the contract,

(iii) determine the transaction price,

(iv) allocate the transaction price to the performance obligation(s) in the contract and

(v) recognize revenue when or as the entity satisfies performance obligations. A performance obligation is at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time:

•
the customer simultaneously receives and consumes the benefit provided by the entity’s performance as the entity performs
•
the entity’s performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced, and
•
the entity's performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date.

Most of the Company's revenue is generated from product sales and the revenue is recognized at a point-in-time when control is transferred to the customer. Each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. Revenue is recognized when control is transferred to the customer at a point in time either when the product is shipped to or received by the customer, based on the terms of the specific agreement with the customer, and the Company has an enforceable right to payment for the product. The Company allocates the transaction price, which is generally the quoted price per terms of the contract and the consideration the Company expects to receive, to each performance obligation. The Company offers return rights and/or pricing credits under certain circumstances. We estimate product returns based on historical sales and return trends and record against revenue and corresponding refund liability.

A portion of the Company's revenue is recognized over time, including: data subscription, test services or custom design services. Revenue from data subscription plans relate to purchased asset trackers with activated data lines, through a third-party service provider. Data subscription plan revenues are recognized monthly based on the fee stated in the contract, as the customer is simultaneously receiving and consuming the benefits provided throughout the Company's monthly performance obligation. Test service revenues are recognized monthly based on the fee stated in the contract for obligations over time on assets that the customer controls. Design service fees are paid in advance; the prepayments are deferred revenues and are recorded as contract liabilities. Most of the design service fees are recognized based on the Company's achievement of milestones. The Company's performance for the design services does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. We recognize from the contract liabilities as milestones are achieved over service periods ranging from three (3) to eighteen (18) months.

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

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.4 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $0.3 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 clarifies classification of franchise taxes, the enacted changes in tax laws or rates and the accounting for transactions that result in a step-up in the tax basis of goodwill. This standard eliminates certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for public entities for annual reporting periods and interim periods within those years beginning after December 15, 2020. The adoption of ASU 2019-12 had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU No. 2023-07 require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (CODM), amounts and descriptions of other reportable segments, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU is applicable to entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the ASU on our disclosures within the consolidated financial statements. As the amendments apply to the Company's reportable segment disclosures only, the Company does not expect adoption to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09 requires expanded disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disclosure of income taxes paid by jurisdiction. The amendments in ASU are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. Retrospective application of the amendments are permitted. The Company will evaluate the ASU to determine its impact on the Company’s disclosures. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on its consolidated financial statements.

We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or are not expected to have a material impact.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	For the Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(12,428)	$(8,659)
Denominator:
Basic weighted average common shares outstanding	10,392	10,190
Diluted weighted average common shares outstanding	10,392	10,190
Net loss per share:
Basic	$(1.20)	$(0.85)
Diluted	$(1.20)	$(0.85)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Stock options and restricted stock	2,246	1,903
Total common stock equivalent shares	2,246	1,903

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	As of December 31,
	2023	2022
Cash	$7,581	$8,323
Level 1:
Money market funds	300	3,580
Total	$7,881	$11,903

Restricted Cash

As of December 31, 2023, the Company had $95,000 in cash on deposit to secure certain lease commitments; $40,000 of which short-term in nature and recorded in prepaid expenses and other current assets and $55,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet. As of December 31, 2022, the Company had $175,000 in cash on deposit to secure certain lease commitments; $80,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $95,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Note 5. Inventory

Inventory is comprised of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$661	$1,060
Finished goods	1,742	3,166
Total Inventory	$2,403	$4,226

Consigned Inventory is comprised of the following (in thousands):

	As of December 31,
	2023	2022
Raw materials	$558	$631
Finished goods	598	2,272
Total Consigned Inventory	$1,156	$2,903

Excess and obsolete inventory reserves were $1.7 million and $0.9 million as of December 31, 2023 and 2022, respectively.

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	As of December 31,
	2023	2022
Computers and software	$811	$703
Furniture, fixtures, and equipment	427	409
Manufacturing and testing equipment	5,371	5,194
Construction in process	45	16
Leasehold improvements	848	848
Vehicles	55	—
Property and equipment, gross	7,557	7,170
Less accumulated depreciation	(5,050)	(4,405)
Property and equipment, net	$2,507	$2,765

Depreciation expense was $0.7 million for each of the years ended December 31, 2023 and 2022.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	December 31, 2023
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,135	$685
Customer relationships	7	13,780	8,993	4,787
Developed technologies	11	4,380	1,618	2,762
Covenants to non-compete	2	115	115	—
Total intangible assets, net		20,095	11,861	8,234

	December 31, 2022
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$795	$1,025
Customer relationships	7	13,780	6,720	7,060
Developed technologies	11	4,380	1,263	3,117
Covenants to non-compete	2	115	114	1
Total intangible assets, net		$20,095	$8,892	$11,203

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2024	$2,968
2025	2,958
2026	557
2027	356
Thereafter	1,395
Total	$8,234

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $3.0 million for the each of the years ended December 31, 2023 and 2022, respectively.

No impairment losses were recorded against the other intangibles for the years ended December 31, 2023 and 2022, respectively.

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

For the annual finite-lived intangible assets impairment assessment, as of December 31, 2023, the Company evaluated the impairment considerations during the fourth quarter of 2023, starting with the interim assessment as of September 30, 2023. During the fourth quarter 2023, the Company determined that there were no triggering events or circumstances in the fourth quarter of 2023 to indicate that the carrying value of the finite-lived asset group may not be recoverable. Based on the assessment performed, we concluded that an impairment charge to finite-lived intangible assets was not required as of December 31, 2023 and the useful lives remain appropriate.

Goodwill

No impairment losses were recorded against the goodwill during the for the years ended December 31, 2023 and 2022, respectively.

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

For the annual goodwill impairment assessment, as of December 31, 2023, the Company evaluated the impairment considerations during the fourth quarter of 2023, starting with the interim assessment as of September 30, 2023. During the fourth quarter 2023, the Company's macroeconomic conditions, stock share, market capitalization, working capital, industry and market conditions, operating cash flow and forecasted cash flows remained stable with September 30, 2023. After assessing the totality of events or circumstances as those described in the preceding section, the Company determined that there were no events or circumstances in the fourth quarter 2023 that indicates that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of December 31, 2023. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of December 31, 2023.

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

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	As of December 31,
	2023	2022
Accrued expenses	$1,031	$815
VAT payable	339	339
Accrued income taxes	145	166
Advanced payments from contract manufacturers	17	210
Contract liabilities	—	32
Goods received not invoiced	185	529
Other current liabilities	209	524
Accrued liabilities and other	$1,926	$2,615

Note 9. Note Payable and Line of Credit

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

Note 10. Leases

Operating leases

The Company has made certain assumptions and judgments when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2025. The facility leases have original lease terms of approximately one to five years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2023 and 2022, the weighted average discount rate for operating leases was 3.8% and 3.9%, respectively, and the weighted average remaining lease term for operating leases was 1.8 years and 2.7 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $0.1 million and $0.2 million for the year ended December 31, 2023 and 2022, respectively. Total operating lease cost were $1.0 million for each year ended December 31, 2023 and 2022.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2023 (in thousands):

2024	$903
2025	687
Total minimum payments	1,590
Less imputed interest	(54)
Less unrealized translation gain	3
Total lease liabilities	1,539
Less short-term lease liabilities	(865)
Long-term lease liability	$674

Note 11. Income Taxes

Income Taxes

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
U.S. Domestic	12,235	8,575
Foreign	65	—
Pretax loss from operations	12,300	8,575

The income tax expense (benefit) is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Current:
U.S. federal	$—	$(13)
State and local	16	24
Foreign	100	43
Total current income tax expense	116	54
Deferred:
U.S. federal	9	10
State and local	3	20
Total deferred income tax expense	12	30
Income tax expense	$128	$84

Tax Rate Reconciliation

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2023 and 2022, respectively, are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Income taxes at statutory rates	$(2,583)	$(1,802)
State income tax, net of federal benefit	23	44
Permanent items	40	52
Equity based compensation	386	298
Federal research credits	(122)	(374)
Federal return to provision	(10)	(1)
Foreign taxes	100	43
Other	17	77
Change in federal valuation allowance	2,277	1,747
Income tax expense	$128	$84

Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$5,846	$5,374
Research and AMT credits	3,937	3,742
Stock based compensation	1,831	1,891
Lease liability	383	611
Section 174 R&D Capitalization	4,159	2,319
Accrued and other	760	1,100
	16,916	15,037
Less valuation allowance	(14,578)	(11,884)
Deferred tax assets, net of allowance	2,338	3,153
Deferred tax liabilities:
Fixed assets	(501)	(520)
Goodwill	(468)	(418)
Right-of-use asset	(340)	(556)
Intangible asset	(1,180)	(1,798)
Deferred tax liabilities	(2,489)	(3,292)
Total deferred tax liabilities	$(151)	$(139)

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $14.6 million as of December 31, 2023 as it does not believe it is more likely than not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $2.7 million during the year ended December 31, 2023.

At December 31, 2023 the Company had federal and state tax loss carryforwards of approximately $23.2 million, and $11.5 million, respectively. The federal loss generated post 2018 of $11.9 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The remaining federal and state net operating loss carryforwards begin to expire in 2029 and 2026, respectively, if unused.

At December 31, 2023 the Company had federal and state tax credit carryforwards of approximately $2.1 million, and $1.8 million, respectively, after reduction for uncertain tax positions. The federal credits will begin to expire in 2026, if unused, and the California credits carryforwards indefinitely. The other states credits will begin to expire in 2032.

The Internal Revenue Code (IRC) Sections 382 and 383 limit annual use of NOL and research and development credit carryforwards in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has completed an ownership change analysis through December 31, 2022 and determined that there were no ownership changes in 2023. If a requisite ownership change occurs, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31 (in thousands):

	2023	2022
Beginning unrecognized tax benefits	$1,305	$1,217
Gross increases - tax positions in prior period	(65)	(50)
Gross decreases – tax positions in prior period	-	(9)
Gross increases - current year tax positions	114	147
Purchase accounting	—	—
Ending unrecognized tax benefits	$1,354	$1,305

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, $120,000 of these amounts would impact the company’s effective tax rate. We do not foresee material changes to our uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has an accrual for interest or penalties of $0.1 million on the Company’s balance sheets as of December 31, 2023 and 2022. The Company has recognized no interest and/or penalties in the Statement of Operations for each of the years ended December 31, 2023 and 2022.

The company is subject to taxation in the United States, various state jurisdictions, China and the United Kingdom. Due to the existence of federal, state and foreign net operating loss and credit carryovers, the Company's tax years that remain open and subject to examination by tax jurisdiction are years 2003 and forward for federal and years 2007 and forward for the state of California.

Note 12. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Inventive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following common stock is reserved for future issuance(1) (in thousands):

	As of December 31,
	2023	2022
Stock options issued and outstanding	2,104	2,065
Stock awards issued and outstanding	817	581
Authorized for grants under the 2016 Equity Incentive Plan(2)	448	507
Authorized for grants under the Inducement Plan(3)	174	294
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	540	378
	4,083	3,825
(1)
Treasury stock of 541,000 shares as of December 31, 2023 and 2022 are excluded from the table above.
(2)
On January 1 ,2023, the number of authorized shares in the 2016 Plan increased by 431,000 shares pursuant to the evergreen provisions of the 2016 Equity Incentive Plan.
(3)
On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan. 188,000 shares were issued under the Inducement Plan during the year ended December 31, 2023.
(4)
On January 1, 2023, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Note 13. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
Cost of goods sold	$107	$181
Research and development	1,062	1,056
Sales and marketing	373	1,195
General and administrative	2,139	2,546
Total stock-based compensation expense	$3,681	$4,978

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

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average assumptions for grants during the years ended December 31, 2023 and 2022 are provided in the following table:

	For the Years Ended December 31,
	2023	2022
Expected dividend yield	0%	0%
Expected volatility	61.0%	57.4%
Expected term (years)	4.3	5.6
Risk-free interest rate	4.0%	4.6%

A summary of the Company’s stock option activity is as follows (shares in thousands):

		Weighted Average
	Number of stock options	Exercise price	Remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	2,065	$11.78	6.7	$758
Granted	396	$4.90
Exercised	(12)	$2.30		$40
Expired/Forfeited	(345)	$13.82
Balance at December 31, 2023	2,104	$10.20	6.2	$329

Vested and exercisable at December 31, 2023	1,482	$11.25	5.1	$264
Vested and expected to vest at December 31, 2023	2,104	$10.20	6.2	$329

During the years ended December 31, 2023 and 2022, the Company received proceeds of $28,000 and $21,000 respectively from the exercise of options.

The weighted average grant-date fair values of options granted during the years ended December 31, 2023 and 2022 were $2.53 and $4.58 per share, respectively. The grant date fair value of shares vested during the years ended December 31, 2023 and 2022 was $1.9 million and $3.4 million, respectively.

At December 31, 2023, there was $2.1 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.5 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2022	444	$11.78
Grants	726	$4.94
Vested and released	(312)	$8.13
Forfeited	(152)	$8.90
Balance at December 31, 2023	706	$6.97

Commencing in 2019, each non-employee member of the board of directors receives, on the first trading day in February of each year, such number of restricted stock units as is determined by dividing (a) $30,000 (with the award to the chairperson of the board of directors having a value of $45,000) by (b) the 30 trade days trailing average share price.

During the year ended December 31, 2023, 28,000 restricted stock units with an average fair value of $8.00 per share were granted to the members of the Company’s board of directors of which fully vest on the one year anniversary of the grant date. Employees and consultants were granted 698,200 restricted stock units with an average fair value of $4.82 per share, which vest on grant date or vest equally after each of the annual anniversaries over a four year period. During the year ended December 31, 2022, 19,100 restricted stock units with a fair value of $9.46 per share were granted to members of the Company’s board of directors which shares vest on the first anniversary of the grant date, and 274,800 restricted stock units with a fair value of $8.05 per share were issued to employees which vest equally after each of the annual anniversaries over a four-year period.

As of December 31, 2023, there was $3.4 million of total unrecognized stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Performance Stock Units

The following table summarizes the Company's PSU activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2022	137	$2.09
Grants	18	$0.60
Vested and released	—	$—
Forfeited	(45)	$2.20
Balance at December 31, 2023	110	$1.79

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. The market conditions have not currently been met. As of December 31, 2023, there was $0.1 million of total unrecognized compensation cost related to unvested PSUs having a weighted average remaining contractual term of 1.3 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant to forecast performance achievement of market price. Key inputs in the valuation include cost of equity, market price volatility and discount rate.

Share-Settled Obligation

Share-based compensation expense for the year ended December 31, 2023 was $0.1 million for the liability classified restricted stock unit payout obligation related to non-employee compensation.

During the year ended December 31, 2023, the Company settled $0.9 million related to the 2022 bonus awards by granting 187,200 immediately vested RSUs.

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

During the year ended December 31, 2023, the Company received $0.2 million from the issuance of 38,401 shares and during the year ended December 31, 2022, the Company received $0.4 million from the issuance of 47,852 shares under the ESPP.

Note 14. Commitments and Contingencies

Severance and Exit Costs

The following table presents details of the liability we recorded related to severance and exit costs:

Severance and Exit Costs
(In thousands)
Balance at December 31, 2022	$—
Accrued to expense	612
Payments	(562)
Balance at December 31, 2023	$50

The severance liability is recorded in accrued compensation on the accompanying consolidated balance sheet. The severance and exit cost were recorded in the relevant operating expense departments in the accompanying consolidated statement of operations.

Potential product warranty claims

The Company had a general warranty accrual of approximately $0.1 million and $0.2 million as of December 31, 2023 and December 31, 2022, respectively.

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

Purchase Commitments with CMs and Suppliers

A portion of our reported purchase commitments consists of firm, noncancelable, and unconditional commitments. These inventory purchase commitments with CMs and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.

Note 15. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	For the Years Ended December 31,
	2023	2022
Customer A	15%	17%
Customer B	15%	13%
Customer C	10%	10%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	As of December, 31
	2023	2022
Customer A	14%	12%
Customer B	14%	3%
Customer C	11%	15%
Customer D	10%	2%

The allowance for credit losses as of December 31, 2023 and 2022 were not material.

Concentration of Purchases

During the year ended December 31, 2023, the Company’s products were primarily manufactured by six CMs with locations in China, Mexico, Minnesota, and Vietnam.

Concentration of Cash

The bank where most of the Company’s cash was held was placed into receivership with the FDIC on March 10, 2023. The Company’s cash deposits exceeded the FDIC insured limits at that time. However, the Treasury, the Federal Reserve, and the FDIC, as receiver, jointly released a statement that depositors at this specific bank would have access to their funds, including funds in excess of standard FDIC insurance limits. The Company has not experienced losses on these accounts. In the second quarter of 2023, the Company moved most of the deposits out of this institution to several accounts at a larger institutional bank. As of December 31, 2023, 88% of the deposits are at the large institutional bank.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	As of December, 31
	2023	2022

North America	$2,295	$2,469
Asia Pacific (APAC)	86	138
Europe, Middle East and Africa (EMEA)	126	158
Property and equipment, net	$2,507	$2,765

Note 16. Revenues

Disaggregated revenues are as follows (in thousands):

	For the Years Ended December 31,
	2023	2022
By Market Group:
Consumer	$18,934	$25,793
Enterprise	27,209	34,533
Automotive	9,897	15,569
Total sales	$56,040	$75,895

By Geography:
North America	$33,916	$45,678
China (including Hong Kong and Taiwan)	20,293	28,086
Rest of the world	1,831	2,131
Total sales	$56,040	$75,895

Timing of revenue recognition:
Products and services transferred at a point in time	$52,736	$73,109
Products and services transferred over time	3,304	2,786
Total sales	$56,040	$75,895

Revenue generated from the United States was $33.6 million and $45.3 million for the year ended December 31, 2023 and 2022, respectively.

Liability for potential rights of return was approximately $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively.

There were no contract assets at December 31, 2023 and 2022. Contract liabilities are deferred revenues that were recorded when advance payment were received for remaining performance obligations that are recognized over time. The deferred revenues were $17,000 and $0.2 million as of December 31, 2023 and 2022, respectively.

The remaining performance obligations to be recognized over time amounts to $0.6 million as of December 31, 2023.

Note 17. Employee Benefit Plan

The Company’s 401(k) plan covers all of the U.S. employees beginning the first of the month following the first 90 days of their employment. Under this plan, employees may elect to contribute up to 20% of their annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company matches 100% of the employee’s elective deferrals up to 4% of their annual compensation. The Company may make discretionary contributions to the 401(k) plan, but there were no discretionary contributions during the year ended December 31, 2023. The Company’s contribution expense was $0.3 million for each of the years ended December 31, 2023 and 2022.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2023, none of our officers or directors adopted, amended or terminated any such trading arrangements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which we expect to file with the SEC within 120 days after the close of our year ended December 31, 2023, under the headings “Election of Directors,” “Our Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

3.
Exhibits

The documents listed in the following Exhibit Index are incorporated by reference or are filed with this annual report on Form 10-K.

EXHIBIT INDEX
Exhibit Number	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws, effective as of February 1, 2023

4.1(3)	Specimen stock certificate evidencing the shares of common stock

4.2 (4)	Description of Registered Securities

10.1(5)	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant

10.2(3)	Form of Indemnity Agreement for Directors and Officers

10.3#(5)	Airgain, Inc. 2013 Equity Incentive Plan

10.4#(5)	Form of Stock Option Grant Notice and Stock Option Agreement under the Airgain, Inc. 2013 Equity Incentive Plan

10.5#(3)	Airgain, Inc. 2016 Incentive Award Plan

10.6#(6)	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.7#(7)	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.8#(12)	Form of Performance Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan

10.9#(3)	Airgain, Inc. 2016 Employee Stock Purchase Plan

10.10#(12)	Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.11#(8)	Amendment to Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.12#(9)	Form of Stock Option Agreement under the 2021 Employment Inducement Incentive Award Plan

10.13#(8)	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.14#(8)	Form of Performance Stock Unit Agreement under the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan

10.15#(10)	NimbeLink Corp. 2016 Stock Incentive Plan

10.16#(10)	Form of Stock Option Agreement under the NimbeLink Corp. 2016 Stock Incentive Plan

10.17#(12)	Non-Employee Director Compensation Program and Stock Ownership Guidelines (as amended and restated effective February 1, 2023)

10.18#(9)	Second Amended and Restated Employment Agreement, dated April 27, 2020, by and between Jacob Suen and the Registrant

10.19#(11)	Employment Agreement effective as of February 18, 2021 between Airgain Inc. and Morad Sbahi

10.20#**(12)	Amendment to Employment Agreement effective as of November 9, 2022 between Airgain, Inc. and Morad Sbahi

10.21#(13)	Release Agreement, effective as of June 12, 2023, between Airgain, Inc. and Morad Sbahi

10.22#(4)	Severance Agreement effective as of April 20, 2021 between Airgain, Inc. and Ali Sadri

10.23#(12)	Employment Agreement, dated October 17, 2022, between Airgain, Inc. and Michael Elbaz

10.25(14)	First Amendment to Office Lease, dated February 13, 2020, by and between Kilroy Realty, L.P. and the Registrant

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

(10)
Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on March 3, 2021.
(11)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2021.
(12)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2023.
(13)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023.
(14)
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

Date: March 6, 2024 /s/ Jacob Suen

Jacob Suen

President and Chief Executive Officer

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Suen Jacob Suen	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 6, 2024

/s/ Michael Elbaz Michael Elbaz	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 6, 2024

/s/ James K. Sims James K. Sims	Chairman	March 6, 2024

/s/ Kiva A. Allgood Kiva A. Allgood	Director	March 6, 2024

/s/ Tzau-Jin Chung Tzau-Jin Chung	Director	March 6, 2024

/s/ Joan H. Gillman Joan H. Gillman	Director	March 6, 2024

/s/ Thomas A. Munro Thomas A. Munro	Director	March 6, 2024

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	March 6, 2024