Form 10-Q
period 2024-03-31
AIRGAIN INC
filed 2024-05-08
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of May 1, 2024, the registrant had 10,777,426 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,169	$7,881
Trade accounts receivable, net	9,644	7,375
Inventories	2,588	2,403
Prepaid expenses and other current assets	1,419	1,422
Total current assets	20,820	19,081
Property and equipment, net	2,305	2,507
Leased right-of-use assets	1,180	1,392
Goodwill	10,845	10,845
Intangible assets, net	7,493	8,234
Other assets	155	170
Total assets	$42,798	$42,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,156	$6,472
Accrued compensation	799	728
Accrued liabilities and other	2,848	1,926
Short-term lease liabilities	848	865
Total current liabilities	11,651	9,991
Deferred tax liability	158	151
Long-term lease liabilities	476	674
Total liabilities	12,285	10,816
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 11,302 shares issued and 10,761 shares outstanding at March 31, 2024; and 11,010 shares issued and 10,469 shares outstanding at December 31, 2023.	116,852	115,295
Treasury stock, at cost: 541 shares at March 31, 2024 and December 31, 2023.	(5,364)	(5,364)
Accumulated deficit	(80,976)	(78,521)
Accumulated other comprehensive income	1	3
Total stockholders’ equity	30,513	31,413
Total liabilities and stockholders’ equity	$42,798	$42,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Sales	$14,231	$16,444
Cost of goods sold	8,655	10,126
Gross profit	5,576	6,318
Operating expenses:
Research and development	3,120	2,449
Sales and marketing	2,158	2,866
General and administrative	2,927	3,793
Total operating expenses	8,205	9,108
Loss from operations	(2,629)	(2,790)
Other (income) expense:
Interest income, net	(26)	(18)
Other (income) expense	(8)	4
Total other income	(34)	(14)
Loss before income taxes	(2,595)	(2,776)
Income tax (benefit) expense	(140)	82
Net loss	$(2,455)	$(2,858)
Net loss per share:
Basic	$(0.23)	$(0.28)
Diluted	$(0.23)	$(0.28)
Weighted average shares used in calculating loss per share:
Basic	10,532	10,266
Diluted	10,532	10,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net loss	$(2,455)	$(2,858)
Other comprehensive income:
Foreign currency translation adjustment	(2)	—
Comprehensive loss	$(2,457)	$(2,858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	11,010	$115,295	(541)	$(5,364)	$3	$(78,521)	$31,413
Net loss	—	—	—	—	—	(2,455)	(2,455)
Stock-based compensation	—	1,087	—	—	—	—	1,087
Common stock Issued through restricted stock awards	169	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(24)	(94)	—	—	—	—	(94)
Common stock issued under ESPP	23	76	—	—	—	—	76
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Common stock Issued in connection with at-the-market offerings, net	124	488	—	—	—	—	488
Balance at March 31, 2024	11,302	$116,852	(541)	$(5,364)	$1	$(80,976)	$30,513

	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	10,767	$111,282	(541)	$(5,364)	$—	$(66,093)	$39,825
Net loss						(2,858)	(2,858)
Stock-based compensation	—	1,874	—	—	—	—	1,874
Common stock Issued through restricted stock awards	278	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(118)	(678)	—	—	—	—	(678)
Common stock issued under ESPP	22	137	—	—	—	—	137
Balance at March 31, 2023	$10,949	$112,615	(541)	$(5,364)	$—	$(68,951)	$38,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,455)	$(2,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	145	157
Amortization of intangible assets	742	743
Stock-based compensation	1,046	981
Deferred tax liability	7	3
Amortization of prepaid assets	132	—
Accrual of property and equipment	(15)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,269)	593
Inventories	(185)	(255)
Prepaid expenses and other current assets	3	555
Other assets	15	—
Accounts payable	684	250
Accrued compensation	72	(1,109)
Accrued liabilities and other	963	(459)
Lease liabilities	(4)	(35)
Net cash used in operating activities	(1,119)	(1,434)
Cash flows from investing activities:
Purchases of property and equipment	(60)	(89)
Net cash used in investing activities	(60)	(89)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	488	—
Payments for withholding taxes related to net share settlement of equity awards	(95)	(678)
Proceeds from employee stock purchase and option exercises	76	137
Net cash provided by (used in) financing activities	469	(541)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—

Net decrease in cash, cash equivalents and restricted cash	(712)	(2,064)
Cash, cash equivalents, and restricted cash; beginning of period	7,976	12,078
Cash, cash equivalents, and restricted cash; end of period	$7,264	$10,014

Supplemental disclosure of cash flow information:
Income taxes paid	$7	$—
Income taxes refunded	$50	$—
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$—	$11
Accrual of property and equipment	$—	$13
Offering costs charged against proceeds from sale of common stock	$164	$—

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,169	$9,839
Restricted cash included in prepaid expenses and other current assets and other assets long term	95	175
Total cash, cash equivalents, and restricted cash	$7,264	$10,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, from which the balance sheet information herein was derived. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and investments have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2024, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Inventories

As of April 2022, all of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of consigned inventories at third-party contract manufacturer (CM) locations due to actual or pending customers' orders. The Company recognized the consigned inventory as an asset in its financial statements. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying consolidated balance sheets. In the second quarter of 2022, we closed our facility located in Scottsdale, Arizona where certain of our products were previously manufactured.

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

Goodwill

We account for our goodwill under the authoritative guidance ASC 250 for goodwill and other intangible assets and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which we early adopted in fiscal year 2020. Goodwill is not amortized but is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. Such circumstances may include, but not limited to (1) a decline in microeconomic conditions, (2) a significant decline in our financial performance or (3) a significant decline in the price of our common stock for a sustained period of time. We consider the aggregation of the relevant qualitative factors, and conclude whether it is more likely than not that the fair value of our reporting unit is less than the carrying value.

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

(ii) identify the performance obligations in the contract,

(iii) determine the transaction price,

(iv) allocate the transaction price to the performance obligation(s) in the contract and

(v) recognize revenue when or as the entity satisfies performance obligations. A performance obligation is at a point in time, except if it meets any of the three criteria, which will require recognition of revenue over time:

•
the customer simultaneously receives and consumes the benefit provided by the entity’s performance as the entity performs,
•
the entity’s performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced, and
•
the entity's performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date.

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

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $20,000 and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

None.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures.". ASU No. 2023-09 requires expanded disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disclosure of income taxes paid by jurisdiction. The amendments in ASU are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. Retrospective application of the amendments are permitted. The Company will evaluate the ASU to determine its impact on the Company’s disclosures. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements." ASU No. 2024-02 removes various references to concepts statements from the FASB Accounting Standards Codification. The ASU indicates that the goal of the amendments is to simplify the Codification and distinguish between non-authoritative and authoritative guidance since, unlike the Codification, the concepts statements are non-authoritative. The amendments in ASU are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. Retrospective application of the amendments are permitted. The Company will evaluate the ASU to determine its impact on the Company’s disclosures. The Company does not expect adoption to have a material impact on its consolidated financial statements.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(2,455)	$(2,858)
Denominator:
Basic weighted average common shares outstanding	10,532	10,266
Plus dilutive effect of potential common shares	—	—
Diluted weighted average common shares outstanding	10,532	10,266
Net loss per share:
Basic	$(0.23)	$(0.28)
Diluted	$(0.23)	$(0.28)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Common stock equivalent shares	2,327	2,224

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	March 31, 2024	December 31, 2023
Cash	$6,846	$7,581
Level 1:
Money market funds	323	300
Total	$7,169	$7,881

Restricted Cash

As of March 31, 2024 and December 31, 2023, the Company had $95,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and

$55,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Note 5. Inventory

Inventories are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$819	$661
Finished goods	1,769	1,742
Total Inventory	$2,588	$2,403

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$485	$558
Finished goods	701	598
Total Consigned Inventory	$1,186	$1,156

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Manufacturing and testing equipment	$5,485	$5,371
Leasehold improvements	848	848
Computers and software	542	811
Furniture, fixtures, and equipment	427	427
Vehicles	56	55
Construction in process	6	45
Property and equipment, gross	7,364	7,557
Less accumulated depreciation	(5,059)	(5,050)
Property and equipment, net	$2,305	$2,507

Depreciation expense was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	March 31, 2024
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,219	$601
Customer relationships	7	13,780	9,561	4,219
Developed technologies	11	4,380	1,707	2,673
Covenants to non-compete	2	115	115	—
Total intangible assets, net		$20,095	$12,602	$7,493

	December 31, 2023
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,135	$685
Customer relationships	7	13,780	8,993	4,787
Developed technologies	11	4,380	1,618	2,762
Covenants to non-compete	2	115	115	—
Total intangible assets, net		$20,095	$11,861	$8,234

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2024 (remaining nine months)	$2,226
2025	2,958
2026	557
2027	356
Thereafter	1,396
Total	$7,493

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors. Amortization expense was $0.7 million for each of the three months ended March 31, 2024 and 2023.

No impairment losses were recorded against the other intangibles during the three months ended March 31, 2024 and 2023.

For the annual finite-lived intangible assets impairment assessment, as of December 31, 2023, the Company evaluated the impairment considerations, starting with the interim assessment as of September 30, 2023. For the interim impairment assessment, as of March 31, 2024, the Company evaluated the impairment considerations, starting with the interim assessment as of December 31, 2023.

During the fourth quarter of 2023 and first quarter of 2024, the Company determined that there were no triggering events or circumstances to indicate that the carrying value of the finite-lived asset group may not be recoverable. Based on the assessment performed, we concluded that an impairment charge to finite-lived intangible assets was not required as of December 31, 2023 and March 31, 2024 and the useful lives remain appropriate.

Goodwill

No impairment losses were recorded against the goodwill during the three months ended March 31, 2024 and 2023.

For the annual goodwill impairment assessment as of December 31, 2023, the Company evaluated the impairment considerations, starting with the interim assessment as of September 30, 2023. For the interim goodwill impairment assessment as of March 31, 2024, the Company evaluated the impairment considerations, starting with the interim assessment as of December 31, 2023.

During the fourth quarter of 2023 and first quarter of 2024, the Company's market capitalization, working capital, current and expected future cash flows and the macroeconomic industry and market conditions have remained relatively stable. After assessing the totality of events or circumstances, the Company determined that there were no events or circumstances in the fourth quarter 2023 and first quarter of 2024 that indicated that the fair value of a reporting unit is more likely than not less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of December 31, 2023 and March 31, 2024. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of December 31, 2023 and March 31, 2024.

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

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses	$1,116	$1,031
VAT payable	—	339
Accrued income taxes	47	145
Advanced payments from contract manufacturers	11	—
Contract liabilities	—	17
Goods received not invoiced	1,404	185
Other current liabilities	270	209
Accrued liabilities and other	$2,848	$1,926

Note 9. Leases

Operating leases

The Company has made certain assumptions and judgments when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2025. The facility leases have original lease terms of approximately one to five years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2024 and December 31, 2023, the weighted average discount rate for operating leases was 3.8%. As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 1.6 years and 1.8 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $29,000 and $22,000, for the three months ended March 31, 2024 and 2023, respectively. Total operating lease cost was $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of March 31, 2024 (in thousands):

Estimated future lease obligation
2024 (remaining nine months)	$674
2025	687
Total minimum payments	1,361
Less imputed interest	(40)
Less unrealized translation gain	3
Total lease liabilities	1,324
Less short-term lease liabilities	(848)
Long-term lease liability	$476

Note 10. Income Taxes

The Company’s effective income tax rate was 5.4% and -2.9% for the three months ended March 31, 2024 and 2023, respectively. The variance from the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2024 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance. The variance from the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2023 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

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

As of December 31, 2023, the Company had a valuation allowance against net deferred tax assets of $14.6 million, however, the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 11. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Inventive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	March 31, 2024	December 31, 2023
Stock options issued and outstanding	2,494	2,104
Stock awards issued and outstanding	1,080	817
Authorized for grants under the 2016 Equity Incentive Plan(2)	55	448
Authorized for grants under the Inducement Plan(3)	180	174
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	517	540
	4,326	4,083

(1) The table above excludes 541,000 treasury stock shares as of March 31, 2024 and December 31, 2023.

(2) On January 1, 2024, the number of authorized shares in the 2016 Plan increased by 440,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan.

(4) On January 1, 2024, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Issuance of Common Stock

In March 2024, we established an at-the-market ("ATM") offerings program to sell up to $5.0 million of the Company's common stock. During the three months ended March 31, 2024, we issued 124,600 shares of common stock for $0.7 million gross proceeds. The Company incurred $0.2 million of offering costs, which are recorded in additional paid-in capital in the consolidated balance sheet.

Note 12. Stock Based Compensation

Stock-based compensation expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cost of goods sold	$58	$15
Research and development	328	237
Sales and marketing	80	161
General and administrative	580	568
Total stock-based compensation expense	$1,046	$981

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2023	2,104	$10.20	6.2	$329
Granted	403	$5.07
Exercised	—	$—		$—
Expired/Forfeited	(13)	$6.80
Balance at March 31, 2024	2,494	$9.39	6.6	$1,051

Vested and exercisable at March 31, 2024	1,609	$11.05	5.2	$552
Vested and expected to vest at March 31, 2024	2,494	$9.39	6.6	$1,051

The weighted average grant date fair value of options granted during the three months ended March 31, 2024 was $2.81. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. For stock options vested and expected to vest, the aggregate intrinsic value as of March 31, 2024 was $1.1 million.

At March 31, 2024, there was $2.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.7 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2023	706	$6.97
Grants	467	$5.14
Vested and released	(169)	$7.79
Forfeited	(34)	$5.65
Balance at March 31, 2024	970	$6.00

As of March 31, 2024, there was $4.9 million of total unrecognized compensation cost related to unvested RSUs having a weighted average remaining contractual term of 3.0 years.

Performance Stock Units

The following table summarizes the Company’s performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2023	110	$1.79
Grants	—	$—
Vested and released	—	$—
Forfeited	—	$—
Balance at March 31, 2024	110	$1.79

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. As of March 31, 2024, there was $26,445 of total unrecognized compensation cost related to unvested PSUs, having a weighted average remaining contractual term of 1.1 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility.

Share-Settled Obligation

When incurred, share-settled obligation that will be paid in restricted stock units are recorded as accrued expense liability and stock-based compensation expense.

RSU Grants that settled Obligations (in thousands)	Three months ended March 31,
	2024	2023
Amount	$124	$949
Shares	31	187

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

During the three months ended March 31, 2024, the Company received $0.1 million from the issuance of 22,852 shares under the ESPP.

Note 13. Commitments and Contingencies

Severance and Exit Costs

The following table presents details of the liability we recorded related to severance and exit costs:

Severance and Exit Costs
(In thousands)
Balance at December 31, 2023	$50
Accrued to expense	—
Payments	(50)
Balance at March 31, 2024	$—

The severance liability is recorded in accrued compensation on the accompanying unaudited condensed consolidated balance sheet. The severance and exit cost were recorded in the relevant operating expense departments in the accompanying unaudited condensed consolidated statement of operations.

Potential product warranty claims

The Company had a general warranty accrual of approximately $0.1 million as of each of March 31, 2024 and December 31, 2023.

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

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended March 31,
	2024	2023
Customer A	23%	13%
Customer B	18%	9%
Customer C	15%	16%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	March 31, 2024	December 31, 2023
Customer A	25%	14%
Customer B	17%	17%
Customer C	15%	0%

The allowance for credit losses as of March 31, 2024 and December 31, 2023 was not material.

Concentration of Purchases

During the three months ended March 31, 2024, the Company’s products were primarily manufactured by six CMs with locations in China, Mexico, Minnesota, and Vietnam.

Concentration of Cash

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's deposits are in several accounts at a large institutional bank.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	March 31, 2024	December 31, 2023
North America	$2,108	$2,295
Asia Pacific (APAC)	78	86
Europe, Middle East and Africa (EMEA)	119	126
Property and equipment, net	$2,305	$2,507

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended March 31,
	2024	2023
By Market Group:
Enterprise	$8,879	$8,437
Consumer	3,511	5,132
Automotive	1,841	2,875
Total sales	$14,231	$16,444

By Geography:
North America	$10,024	$10,168
China (including Hong Kong and Taiwan)	3,303	5,969
Rest of the world	904	307
Total sales	$14,231	$16,444

Timing of revenue recognition:
Products and services transferred at a point in time	$13,525	$15,844
Products and services transferred over time	706	600
Total sales	$14,231	$16,444

Revenue generated from the United States was $10.0 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively.

Liability for potential rights of return was approximately $0.1 million as of March 31, 2024 and December 31, 2023 and is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contract liabilities are deferred revenues that were recorded when advance payment were received for remaining performance obligations that are recognized over time. The contract liabilities were $10,600 and $17,000 as of March 31, 2024 and December 31, 2023, respectively.

The remaining non-cancellable revenue, that will be recognized over time on a series of distinct performance obligations, amounts to $0.4 million as of March 31, 2024.

Note 16. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We use an outsource manufacturing model for our products while maintaining oversight for quality, test, and delivery timeline. We also maintain an intellectual property strategy that includes patent and trademark filings in multiple jurisdictions.

Core Markets

Airgain’s core business primarily focuses on the following three key markets:

•
The enterprise market requires reliable wireless access across various settings, including smart cities, utilities, factories, buildings, campuses, transportation hubs, stadiums, and suburban developments. Our NimbeLink embedded modems serve numerous enterprise sectors requiring cellular connectivity such as packaging, logistics, EV charging, smart cities, smart buildings, agriculture, asset tracking, and self-service innovations. These NimbeLink cellular modems, which are both patented and end-device certified, minimize the need for additional carrier certifications. Our asset trackers are deployed across transportation, supply chain, and other specialized applications. In addition to hardware, our asset tracking offering includes a recurring revenue component, our subscription-based NLink cloud-based device enablement platform, which allows for deployment and integration with enterprise systems via open APIs. Our custom products feature joint engineering collaboration with strategic customers to develop industrial IoT products (IIoT) for specific applications while helping them reduce their time to market. Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, devices, and applications, including access points, gateways, fixed wireless access devices and utility meters. In 2023, we unveiled a new line of Fixed Wireless Access products designed to address 5G connectivity challenges, reduce deployment costs and enhance customer experiences. In 2023, we also announced our Lighthouse™ smart repeaters platform designed to reduce an operator’s capital expenses for extending range, while enhancing 5G coverage.
•
The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, smart TVs, smart home devices, and set-top boxes. These consumer products support a variety of technologies, products and services, including LTE, 5G, Wi-Fi, Bluetooth, LPWAN and GNSS (Global Navigation Satellite System). We announced in November 2023 that Airgain was selected by a major Tier 1 MNO in North America to supply its next generation antennas for its indoor FWA. This selection comes amid ongoing consumer shifts away from traditional wired broadband to wireless as more major telecom providers offer broadband internet access as part of their bundled offerings. We continue to grow our relationships with MSOs and MNOs as the market evolves with both wired and wireless broadband internet offerings.
•
In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket applications, supporting a variety of technologies that include Wi-Fi, LTE, 5G, LPWAN, GNSS, and Bluetooth. Fleet and aftermarket products in the automotive market typically consist of applications where vehicular wireless routers are paired with external antenna systems to provide connectivity to mobile assets. We offer a full line of external fleet antennas that are designed to be rugged, reliable, and flexible to meet almost any need. We design our products for performance, quality, and long product life and our antennas connect to almost any vehicular router or modem. These antennas include high-performance and low-profile versions that mount on the roof, trunk, windshield, or dashboard and are optimized for 5G, 4G, Wi-Fi, and GNSS. In January 2024 we announced our next-generation product named AirgainConnect Fleet (AC-Fleet). The AC-Fleet solution is 5G and carrier agnostic allowing for a larger target market compared our first generation AC-HPUE solution.

Macroeconomic conditions

Macroeconomic conditions continued to create demand softness industrywide, including downward pressures relating to the anticipated service provider shift from Wi-Fi 6E to Wi-Fi 7. This demand softness combined with excess inventories in our channels and those of our direct customers, drove quarter-over-quarter declines in our Enterprise, Automotive and Consumer markets. We believe that the fourth quarter of 2023 was the trough for our business. As we turn to 2024, we anticipate a year of gradual growth driven by recoveries in our end markets, investments in product innovations, and launches of our 5-G connectivity initiatives. We remain focused on the execution of our strategic product initiatives and operational efficiencies, as they lay out the foundation of our revenue and profitability growth when market conditions improve.

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, pandemics and epidemics, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2024.

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

	Three months ended March 31,
	2024	2023
Statement of Operations Data (in thousands):
Sales	$14,231	$16,444
Cost of goods sold	8,655	10,126
Gross profit	5,576	6,318
Operating expenses:
Research and development	3,120	2,449
Sales and marketing	2,158	2,866
General and administrative	2,927	3,793
Total operating expenses	8,205	9,108
Loss from operations	(2,629)	(2,790)
Other (income) expense	(34)	(14)
Loss before income taxes	(2,595)	(2,776)
Income tax (benefit) expense	(140)	82
Net loss	$(2,455)	$(2,858)

	Three months ended March 31,
	2024	2023
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	60.8	61.6
Gross profit	39.2	38.4
Operating expenses:
Research and development	21.9	14.9
Sales and marketing	15.2	17.4
General and administrative	20.6	23.1
Total operating expenses	57.7	55.4
Loss from operations	(18.5)	(17.0)
Other (income) expense	(0.3)	(0.1)
Loss before income taxes	(18.2)	(16.9)
Income tax (benefit) expense	(0.9)	0.5
Net loss	(17.3)%	(17.4)%

Comparison of the Three Months Ended March 31, 2024 (dollars in thousands)

Sales

	Three months ended March 31,
	2024	2023	$ Change	% Change
Sales	$14,231	$16,444	$(2,213)	(13.5)%

Sales for the three months ended March 31, 2024 decreased $2.2 million or 13.5% compared to the same period in the prior year. Consumer market sales decreased $1.6 million to $3.5 million for the three months ended March 31, 2024 from $5.1 million during the same period in the prior year, primarily due to lower sales to cable operators. Automotive market sales decreased $1.1 million, to $1.8 million for the three months ended March 31, 2024, from $2.9 million during the same period in the prior year, driven by excess inventory correction impacting our Aftermarket antenna sales direct customers. Enterprise market sales increased $0.5 million to $8.9 million for the three months ended March 31, 2024 from $8.4 million during the same period in the prior year, primarily due to channel correction of excess inventory in 2023, impacting our IIoT products sales.

Cost of Goods Sold

	Three months ended March 31,
	2024	2023	$ Change	% Change
Cost of goods sold	$8,655	$10,126	$(1,471)	(14.5)%

Cost of goods sold for the three months ended March 31, 2024 decreased $1.5 million or 14.5% compared to the same period in the prior year. The decline was primarily due to sales decline.

Gross Profit

	Three months ended March 31,
	2024	2023	$ Change	% Change
Gross profit	$5,576	$6,318	$(742)	(11.7)%
Gross profit (percentage of sales)	39.2%	38.4%		0.8%

Gross profit for the three months ended March 31, 2024 decreased $0.7 million or 11.7%, compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the three months ended March 31, 2024 increased by 80 basis points compared to the same period in the prior year. The increase was primarily driven by higher automotive margins.

Operating Expenses

	Three months ended March 31,
	2024	2023	$ Change	% Change
Research and development	$3,120	$2,449	$671	27.4%
Sales and marketing	2,158	2,866	(708)	(24.7)%
General and administrative	2,927	3,793	(866)	(22.8)%
Total operating expenses	$8,205	$9,108	$(903)	(9.9)%

Research and development expense for the three months ended March 31, 2024 increased $0.7 million or 27.4% compared to the same period in the prior year. The increase was primarily due to higher employee expenses and project development expenses.

Sales and marketing expense for the three months ended March 31, 2024 decreased $0.7 million or 24.7% compared to the same period in the prior year. The decrease was primarily due to lower employee expenses.

General and administrative expense for the three months ended March 31, 2024 decreased $0.9 million or 22.8% compared to the same period in the prior year. The decrease was driven by lower employee, marketing and professional service expenses.

Other (Income) Expense

	Three months ended March 31,
	2024	2023	$ Change	% Change
Interest income, net	$(26)	$(18)	$(8)	44.4%
Other expense	(8)	4	(12)	(300.0)%
Total other income	$(34)	$(14)	$(20)	142.9%

Other expense consists primarily of foreign currency transaction remeasurement adjustments.

Income Tax Expense

	Three months ended March 31,
	2024	2023	$ Change	% Change
Income tax (benefit) expense	$(140)	$82	$(222)	(270.7)%

Income tax expense for the three months ended March 31, 2024 decreased $0.2 million or 270.7% compared to the same period in the prior year, primarily due to receiving a tax refund.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.2 million at March 31, 2024.

Prior to 2013 and for the years ended 2018, 2020, 2021 2022, and 2023, we have incurred net losses. As a result, we have an accumulated deficit of $81.0 million at March 31, 2024.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(1,119)	$(1,434)
Net cash used in investing activities	(60)	(89)
Net cash provided by (used in) financing activities	469	(541)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—
Net decrease in cash, cash equivalents and restricted cash	$(712)	$(2,064)

Net cash used in operating activities. Net cash used by operating activities was $1.1 million for the three months ended March 31, 2024. This was primarily driven by the net loss of $2.5 million offset by $1.9 million in non-cash expenses and a $0.7 million net change in operating assets and liabilities.

Net cash used in investing activities. Net cash used in investing activities of $0.1 million for the three months ended March 31, 2024 was for purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $0.5 million for the three months ended March 31, 2024 was primarily from $0.5 million of net proceeds after fees and expenses from issuing approximately 124,600 shares of common stock via an “at-the-market” (ATM) offering. Additionally, we received $0.1 million from the proceeds from common stock issuances under the ESPP. These proceeds were partially offset by $0.1 million tax payments for net share settlement of restricted stock units.

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

Liquidity and Capital Resources Assessment

As of December 31, 2023, management performed the annual assessment of the Company's ability to meet its obligations as they become due within one year based on relevant conditions and events that are known and reasonably knowable. Following ASC 205-40 guidance, management considered quantitative and qualitative information to evaluate the Company's ability to meet obligations. Based on the analysis of the relevant conditions and events that are known and reasonably known as of December 31, 2023, the Company concluded that it is probable that it will be able to meet all of its financial obligations as they become due in the year 2024.

The relevant conditions and events that are known and reasonably known as of March 31, 2024 related to the Company have not significantly changed since December 31, 2023. Therefore, the resulting cash inflows along with the existing funds and the capital that is anticipated to be raised from the ATM offering are expected to be sufficient for the Company’s financial obligations as they become due in 2024.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2024, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

At the Market Sales Agreement

On March 7, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $5.0 million in shares of its Common Stock through Craig-Hallum, as sales agent. Sales of the Common Stock made pursuant to the Sales Agreement have been or will be made under the Company’s Registration Statement on Form S-3 filed on March 15, 2022 (File No. 333-263568) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on May 9, 2022. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. The Company has agreed to pay Craig-Hallum a sales commission of 3.0% of the gross proceeds for sales under the Sales Agreement and to provide Craig-Hallum with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Craig-Hallum for certain specified expenses in connection with entering into the Sales Agreement.

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

There were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Goodwill Impairment Assessment

For the annual goodwill impairment assessment, as of December 31, 2023, the Company determined that there were no events or circumstances that indicated that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of December 31, 2023.

The Company evaluated the goodwill impairment considerations as of March 31, 2024. The Company's macroeconomic conditions, stock share, market capitalization, working capital, industry and market conditions, operating cash flow and forecasted cash flows have not significantly changed since the annual goodwill impairment assessment that was performed as of December 31, 2023. After assessing the totality of events or circumstances, the Company determined that there were no events or circumstances as of March 31, 2024 that indicates that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of March 31, 2024. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of March 31, 2024.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q.Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to such risk factors. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

4.1(3)	Specimen stock certificate evidencing the shares of common stock

10.1(4)	At-The-Market Issuance Sales Agreement by and between the Registrant and Craig-Hallum Capital Group LLC, dated March 6, 2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(4)
Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 7, 2024.

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

AIRGAIN, INC.

Date: May 8, 2024	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: May 8, 2024	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer (principal financial and accounting officer)