Form 10-Q
period 2024-06-30
AIRGAIN INC
filed 2024-08-06
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of July 31, 2024, the registrant had 11,301,507 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,416	$7,881
Trade accounts receivable, net	8,642	7,375
Inventories	3,144	2,403
Prepaid expenses and other current assets	1,109	1,422
Total current assets	21,311	19,081
Property and equipment, net	2,220	2,507
Leased right-of-use assets	1,146	1,392
Goodwill	10,845	10,845
Intangible assets, net	6,751	8,234
Other assets	164	170
Total assets	$42,437	$42,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,844	$6,472
Accrued compensation	1,295	728
Accrued liabilities and other	2,287	1,926
Short-term lease liabilities	881	865
Total current liabilities	10,307	9,991
Deferred tax liability	170	151
Long-term lease liabilities	370	674
Total liabilities	10,847	10,816
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 11,842 shares issued and 11,301 shares outstanding at June 30, 2024; and 11,010 shares issued and 10,469 shares outstanding at December 31, 2023.	120,444	115,295
Treasury stock, at cost: 541 shares at June 30, 2024 and December 31, 2023.	(5,364)	(5,364)
Accumulated deficit	(83,489)	(78,521)
Accumulated other comprehensive (loss) income	(1)	3
Total stockholders’ equity	31,590	31,413
Total liabilities and stockholders’ equity	$42,437	$42,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales	$15,184	$15,830	$29,415	$32,274
Cost of goods sold	9,036	9,551	17,691	19,677
Gross profit	6,148	6,279	11,724	12,597
Operating expenses:
Research and development	3,116	2,590	6,236	5,039
Sales and marketing	2,349	2,305	4,507	5,171
General and administrative	3,188	3,596	6,115	7,389
Total operating expenses	8,653	8,491	16,858	17,599
Loss from operations	(2,505)	(2,212)	(5,134)	(5,002)
Other (income) expense:
Interest income, net	(27)	(16)	(53)	(34)
Other expense (income)	1	11	(7)	15
Total other income	(26)	(5)	(60)	(19)
Loss before income taxes	(2,479)	(2,207)	(5,074)	(4,983)
Income tax expense (benefit)	34	(2)	(106)	80
Net loss	$(2,513)	$(2,205)	$(4,968)	$(5,063)
Net loss per share:
Basic	$(0.23)	$(0.21)	$(0.46)	$(0.49)
Diluted	$(0.23)	$(0.21)	$(0.46)	$(0.49)
Weighted average shares used in calculating loss per share:
Basic	10,938	10,413	10,736	10,340
Diluted	10,938	10,413	10,736	10,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(2,513)	$(2,205)	$(4,968)	$(5,063)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	—	(4)	—
Comprehensive loss	$(2,515)	$(2,205)	$(4,972)	$(5,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Fiscal Quarters Ended June 30, 2024
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	11,010	$115,295	(541)	$(5,364)	$3	$(78,521)	$31,413
Net loss	—	—	—	—	—	(2,455)	(2,455)
Stock-based compensation	—	1,087	—	—	—	—	1,087
Common stock Issued through restricted stock awards	169	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(24)	(94)	—	—	—	—	(94)
Common stock issued under ESPP	23	76	—	—	—	—	76
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Common stock Issued in connection with at-the-market offerings, net	124	488	—	—	—	—	488
Balance at March 31, 2024	11,302	$116,852	(541)	$(5,364)	$1	$(80,976)	$30,513
Net loss	—	—	—	—	—	(2,513)	(2,513)
Stock-based compensation	—	1,049	—	—	—	—	1,049
Common stock Issued through restricted stock awards	27	—	—	—	—	—	—
Common stock Issued through stock options	8	25	—	—	—	—	25
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Common stock Issued in connection with at-the-market offerings, net	505	2,518	—	—	—	—	2,518
Balance at June 30, 2024	11,842	$120,444	(541)	$(5,364)	$(1)	$(83,489)	$31,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Fiscal Quarters Ended June 30, 2023
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	10,767	$111,282	(541)	$(5,364)	$—	$(66,093)	$39,825
Net loss						(2,858)	(2,858)
Stock-based compensation	—	1,874	—	—	—	—	1,874
Common stock Issued through restricted stock awards	278	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(118)	(678)	—	—	—	—	(678)
Common stock issued under ESPP	22	137	—	—	—	—	137
Balance at March 31, 2023	10,949	$112,615	(541)	$(5,364)	$—	$(68,951)	$38,300
Net loss						(2,205)	(2,205)
Stock-based compensation	—	968	—	—	—	—	968
Common stock Issued through restricted stock awards	5	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(2)	(12)	—	—	—	—	(12)
Common stock Issued through stock options	12	28	—	—	—		28
Balance at June 30, 2023	10,964	$113,599	(541)	$(5,364)	$—	$(71,156)	$37,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,968)	$(5,063)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	284	342
Loss on disposal of property and equipment	—	11
Amortization of intangible assets	1,484	1,485
Stock-based compensation	2,253	1,949
Deferred tax liability	19	7
Amortization of prepaid assets	132	—
Accrual of property and equipment	22	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,267)	115
Inventories	(740)	(571)
Prepaid expenses and other current assets	312	596
Other assets	6	6
Accounts payable	(628)	(877)
Accrued compensation	379	(880)
Accrued liabilities and other	432	912
Lease liabilities	(42)	(36)
Net cash used in operating activities	(2,322)	(2,004)
Cash flows from investing activities:
Purchases of property and equipment	(150)	(104)
Net cash used in investing activities	(150)	(104)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	3,006	—
Payments for withholding taxes related to net share settlement of equity awards	(95)	(690)
Proceeds from employee stock purchase and option exercises	101	165
Net cash provided by (used in) financing activities	3,012	(525)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	—

Net increase (decrease) in cash, cash equivalents and restricted cash	535	(2,633)
Cash, cash equivalents, and restricted cash; beginning of period	7,976	12,078
Cash, cash equivalents, and restricted cash; end of period	$8,511	$9,445

Supplemental disclosure of cash flow information:

Income taxes paid	$38	$64
Income taxes refunded	$50	$—
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$179	$11
Accrual of property and equipment	$—	$29
Accrued offering costs charged against proceeds from sale of common stock	$10	$—

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$8,416	$9,270
Restricted cash included in prepaid expenses and other current assets and other assets long term	95	175
Total cash, cash equivalents, and restricted cash	$8,511	$9,445

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

Note 2. Summary of Significant Accounting Policies

During the six months ended June 30, 2024, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Goodwill

We account for our goodwill under the authoritative guidance ASC 250 for goodwill and other intangible assets and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which we early adopted in fiscal year 2020. Goodwill is not amortized but is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. Such circumstances may include, but not limited to (1) a decline in macro-economic conditions, (2) a significant decline in our financial performance or (3) a significant decline in the price of our common stock for a sustained period of time. We consider the aggregation of the relevant qualitative factors, and conclude whether it is more likely than not that the fair value of our reporting unit is less than the carrying value.

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

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.1 million for each of the three months ended June 30, 2024 and 2023. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,513)	$(2,205)	$(4,968)	$(5,063)
Denominator:
Basic weighted average common shares outstanding	10,938	10,413	10,736	10,340
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	10,938	10,413	10,736	10,340
Net loss per share:
Basic	$(0.23)	$(0.21)	$(0.46)	$(0.49)
Diluted	$(0.23)	$(0.21)	$(0.46)	$(0.49)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options, restricted stock and performance stock	2,387	2,413	2,443	2,369
Common stock equivalent shares	2,387	2,413	2,443	2,369

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	June 30, 2024	December 31, 2023
Cash	$8,316	$7,581
Level 1:
Money market funds	100	300
Total	$8,416	$7,881

Restricted Cash

As of June 30, 2024 and December 31, 2023, the Company had $95,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $55,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Note 5. Inventory

Inventories are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$487	$661
Finished goods	2,657	1,742
Total Inventory	$3,144	$2,403

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$459	$558
Finished goods	1,508	598
Total Consigned Inventory	$1,967	$1,156

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Manufacturing and testing equipment	$5,507	$5,371
Leasehold improvements	848	848
Computers and software	550	811
Furniture, fixtures, and equipment	427	427
Vehicles	55	55
Construction in process	30	45
Property and equipment, gross	7,417	7,557
Less accumulated depreciation	(5,197)	(5,050)
Property and equipment, net	$2,220	$2,507

Depreciation expense was $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	June 30, 2024
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,304	$516
Customer relationships	7	13,780	10,130	3,650
Developed technologies	11	4,380	1,795	2,585
Covenants to non-compete	2	115	115	—
Total intangible assets, net		$20,095	$13,344	$6,751

	December 31, 2023
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,135	$685
Customer relationships	7	13,780	8,993	4,787
Developed technologies	11	4,380	1,618	2,762
Covenants to non-compete	2	115	115	—
Total intangible assets, net		$20,095	$11,861	$8,234

Amortization expense was $0.7 million for each of the three months ended June 30, 2024 and 2023.

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2024 (remaining six months)	$1,484
2025	2,958
2026	557
2027	356
Thereafter	1,396
Total	$6,751

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

No impairment losses were recorded against the other intangibles during each of the three months ended June 30, 2024 and 2023.

During the fourth quarter of 2023 and second quarter of 2024, the Company determined that there were no triggering events or circumstances to indicate that the carrying value of the finite-lived asset group may not be recoverable. Based on the assessment performed, we concluded that an impairment charge to finite-lived intangible assets was not required as of December 31, 2023 and June 30, 2024 and the useful lives remain appropriate.

Goodwill

No impairment losses were recorded against the goodwill during the three months ended June 30, 2024 and 2023.

During the fourth quarter of 2023 and second quarter of 2024, the Company's current and expected cash flows, and the macro-economic and industry conditions have not significantly changed, while the Company’s market capitalization materially increased since December 31, 2023. After assessing the totality of events or circumstances, the Company determined that there were no events or circumstances in the fourth quarter of 2023 and second quarter of 2024 that indicated that the fair value of a reporting unit is more likely than not less than its carrying amount. Therefore, an impairment charge to goodwill was not required as of December 31, 2023 and June 30, 2024.

Certain future events and circumstances could result in changes to our assumptions and judgments used in the impairment tests. A downward revision of these assumptions could cause the total fair value of our goodwill and intangible assets to fall below carrying values and a non-cash impairment charge would be required. Such a charge may have a material effect on the consolidated financial statements.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses	$1,150	$1,031
VAT payable	—	339
Accrued income taxes	38	145
Advanced payments from contract manufacturers	30	—
Contract liabilities	—	17
Goods received not invoiced	883	185
Other current liabilities	186	209
Accrued liabilities and other	$2,287	$1,926

Note 9. Leases

Operating Leases

The Company made certain assumptions and judgments when applying ASC 842 and it elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2025. The facility leases have original terms of approximately one to five years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2024 and December 31, 2023, the weighted average discount rate for operating leases were 4.4% and 3.8%, respectively. As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 1.4 years and 1.8 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company’s consolidated balance sheet, and the related short-term lease expense was $13,000 and $27,000, for the three months ended June 30, 2024 and 2023, respectively. Total operating lease cost was $0.2 million for each of the three months ended June 30, 2024 and 2023.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of June 30, 2024 (in thousands):

Estimated future lease obligation
2024 (remaining six months)	$471
2025	785
2026	36
Total minimum payments	1,292
Less imputed interest	(39)
Less unrealized translation gain	(2)
Total lease liabilities	1,251
Less short-term lease liabilities	(881)
Long-term lease liability	$370

Note 10. Income Taxes

The Company’s effective income tax rate was 2.1% and -1.6% for the six months ended June 30, 2024 and 2023, respectively. The variance from the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2024 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

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

Note 11. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	June 30, 2024	December 31, 2023
Stock options issued and outstanding	2,482	2,104
Stock awards issued and outstanding	1,041	817
Authorized for grants under the 2016 Plan(2)	69	448
Authorized for grants under the Inducement Plan(3)	183	174
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	517	540
	4,292	4,083

(1) The table above excludes 541,000 treasury stock shares as of June 30, 2024 and December 31, 2023.

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

Issuance of Common Stock

In March 2024, we established an at-the-market (ATM) offering program to sell up to $5.0 million of the Company's common stock. As of June 30, 2024, we have $1.7 million available under the offering program for future sales of our common stock.

The Company recorded the ATM gross sales proceeds and offering costs in additional paid-in capital of the consolidated balance sheet. The following table summarizes the Company’s ATM sales activity during the period indicated (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Shares issued	505	629
Gross proceeds	$2,630	$3,309
Net proceeds after offering costs	$2,518	$3,006

Note 12. Stock Based Compensation

Stock-Based Compensation Expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$65	$29	$123	$44
Research and development	400	280	728	517
Sales and marketing	75	115	155	276
General and administrative	667	544	1,247	1,112
Total stock-based compensation expense	$1,207	$968	$2,253	$1,949

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2023	2,104	$10.20	6.2	$329
Granted	408	$5.07
Exercised	(8)	$3.10		$18
Expired/Forfeited	(22)	$8.28
Balance at June 30, 2024	2,482	$9.40	6.4	$1,552

Vested and exercisable at June 30, 2024	1,639	$11.12	5.0	$657
Vested and expected to vest at June 30, 2024	2,482	$9.40	6.4	$1,552

The weighted average grant date fair value of options granted during the six months ended June 30, 2024 was $2.82. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. For stock options vested and expected to vest, the aggregate intrinsic value as of June 30, 2024 was $1.6 million.

At June 30, 2024, there was $2.4 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.5 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2023	706	$6.97
Grants	484	$5.14
Vested and released	(196)	$7.83
Forfeited	(64)	$5.77
Balance at June 30, 2024	930	$5.92

As of June 30, 2024, there was $4.2 million of total unrecognized compensation cost related to unvested RSUs having a weighted average remaining contractual term of 2.8 years.

Performance Stock Units

The following table summarizes the Company’s performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2023	110	$1.79
Grants	—	$—
Vested and released	—	$—
Forfeited	—	$—
Balance at June 30, 2024	110	$1.79

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. As of June 30, 2024, there was $10,693 of total unrecognized compensation cost related to unvested PSUs, having a weighted average remaining contractual term of 0.8 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility.

Share-Settled Obligations

When incurred, share-settled obligations to non-employees that will be paid in restricted stock units are recorded as accrued expense liability and stock-based compensation expense.

The following table summarizes the Company’s share-settled obligation RSU grants, which immediately vested during the period indicated:

RSU grants that settled obligations (in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Grant date fair value	$70.9	$—	$195.4	$949.2
RSU shares granted and vested	14	—	45	187

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

During the three months ended June 30, 2024, the Company did not issue shares under the ESPP. During the six months ended June 30, 2024, the Company received $0.1 million from the issuance of 22,852 shares under the ESPP.

Note 13. Commitments and Contingencies

Non-Recurring Severance and Exit Costs

The non-recurring workforce reduction severance liability is recorded in accrued compensation on the accompanying unaudited condensed consolidated balance sheet. The severance and exit cost were recorded in the relevant operating expense departments in the accompanying unaudited condensed consolidated statement of operations.

The following table presents activity that we recorded related to severance and exit costs:

Severance and Exit Costs
(In thousands)
Balance at December 31, 2023	$50
Accrued to expense	—
Payments	(50)
Balance at March 31, 2024	$—
Accrued to expense	—
Payments	—
Balance at June 30, 2024	$—

Potential Product Warranty Claims

The Company had a general warranty accrual of approximately $0.1 million as of each of June 30, 2024 and December 31, 2023.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to, product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Customer A	24%	9%	20%	12%
Customer B	16%	6%	17%	7%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	June 30, 2024	December 31, 2023
Customer A	27%	17%
Customer B	14%	14%

The allowance for credit losses as of June 30, 2024 and December 31, 2023 was not material.

Concentration of Purchases

During the six months ended June 30, 2024, the Company’s products were manufactured by six CMs with locations in China, Vietnam, Mexico, and the United States.

Concentration of Cash

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's deposits are in several accounts at a large institutional bank.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	June 30, 2024	December 31, 2023
North America	$2,038	$2,295
Asia Pacific (APAC)	71	86
Europe, Middle East and Africa (EMEA)	111	126
Property and equipment, net	$2,220	$2,507

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
By Market Group:
Enterprise	$8,615	$7,366	$17,494	$15,803
Consumer	4,827	6,189	8,338	11,321
Automotive	1,742	2,275	3,583	5,150
Total sales	$15,184	$15,830	$29,415	$32,274

By Geography:
North America	$9,337	$9,438	$19,361	$19,606
China (including Hong Kong and Taiwan)	5,397	6,059	8,700	12,028
Rest of the world	450	333	1,354	640
Total sales	$15,184	$15,830	$29,415	$32,274

Timing of revenue recognition:
Products and services transferred at a point in time	$14,507	$14,795	$28,032	$30,639
Products and services transferred over time	677	1,035	1,383	1,635
Total sales	$15,184	$15,830	$29,415	$32,274

Revenue generated from the United States was $9.3 million and $9.4 million for the three months ended June 30, 2024 and 2023, respectively, and $19.3 million and $19.5 million for the six months ended June 30, 2024 and 2023, respectively.

Liability for potential rights of return was approximately $0.1 million as of June 30, 2024 and December 31, 2023 and is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contract liabilities are deferred revenues that were recorded when advance payment were received for remaining performance obligations that are recognized over time. The contract liabilities were $30,200 and $17,000 as of June 30, 2024 and December 31, 2023, respectively.

The remaining non-cancellable revenue, that will be recognized over time on a series of distinct performance obligations, amounts to $0.2 million as of June 30, 2024.

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

Overview

Airgain is a premier provider of wireless connectivity solutions, offering a range of embedded components, external antennas, and integrated systems worldwide. We streamline wireless connectivity across devices and markets, with a focus on providing solutions for complex connectivity challenges, expediting time to market, and optimizing wireless signals. Our mission is to connect the world through optimized, integrated wireless solutions. Our product portfolio focuses on three key markets: enterprise, consumer, and automotive.

Our current enterprise products include embedded cellular modems, antennas for access points and Internet of Things (IoT) applications, asset trackers, and fixed wireless access (FWA) devices. We expect to expand our product offering with Smart Network Controlled Cellular Repeaters (Smart NCRs). Our consumer products include embedded antennas for consumer access points, wireless gateways, smart home devices and FWA devices. Our current automotive products include aftermarket antennas that are typically connected to third-party cellular and Wi-Fi-enabled routers, digital video evidence devices, and telematics gateways. We expect to expand our product offering with a second generation AirgainConnect® Fleet system solution – a low profile, roof-mounted 5G vehicle gateway, combining a cellular modem, antennas, and additional features into a single device.

We have a rich history of providing radio frequency (RF) expertise, services, and solutions to mobile operators and major original equipment manufacturers (OEMs). We expanded our capabilities to include embedded cellular modems, asset trackers and custom IoT systems with our NimbeLink products. We are leveraging our RF and systems experience, and our Mobile Network Operator (MNO) and Multiple Service Operator (MSO) relationships to deliver new and differentiated products.

We use an outsource manufacturing model for our products while maintaining oversight for quality, test, and delivery timeline. We also maintain an intellectual property strategy that includes patent and trademark filings in multiple jurisdictions.

Core Markets

Airgain’s core business primarily focuses on the following three key markets:

•
The enterprise market requires reliable wireless access across various settings, including smart cities, utilities, factories, buildings, campuses, transportation hubs, stadiums, and suburban developments. Our NimbeLink embedded modems serve numerous enterprise sectors requiring cellular connectivity such as packaging, logistics, EV charging, smart cities, smart buildings, agriculture, asset tracking, and self-service innovations. These NimbeLink cellular modems, which are both patented and end-device certified, minimize the need for additional carrier certifications. Our asset trackers are deployed globally across transportation, supply chain, and other specialized applications. In addition to hardware, our asset tracking offering includes a recurring revenue component, our subscription-based NLink cloud-based device enablement platform, which allows for deployment and integration with enterprise systems via open application programming interfaces. Our custom products feature joint engineering collaboration with strategic customers to develop industrial IoT products (IIoT) for specific applications while helping them reduce their time to market. Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, devices, and applications, including access points, gateways, FWA devices and utility meters. In 2023, we unveiled a new line of FWA products designed to address 5G connectivity challenges, reduce deployment costs and enhance customer experiences. We started shipping our FWA devices in the second quarter of 2024. In 2023, we announced our Lighthouse™ smart repeaters platform designed to reduce an operator’s capital expenses for extending range, while enhancing 5G coverage.
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

Macro-economic Conditions

Macroeconomic conditions continued to create demand softness industrywide, including downward pressures relating to the anticipated service provider shift from Wi-Fi 6E to Wi-Fi 7. This demand softness combined with excess inventories in our channels and those of our direct customers, drove quarter-over-quarter declines in our Enterprise, Automotive and Consumer markets. We believe that the fourth quarter of 2023 was the trough for our business. The first half of 2024 saw market recoveries in our Enterprise and Consumer markets. As we move into the second half of 2024, the industry wide headwinds we have faced continue to dissipate, and our indicators suggest that previously broad demand softness has become more product and customer specific, as the industry re-calibrates to optimal inventory levels. We remain focused on the execution of our strategic product initiatives and operational efficiencies, as they lay out the foundation of our revenue and profitability growth when market conditions improve.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including macro-economic and geopolitical uncertainties, epidemic diseases, impact of inflation on consumer spending, and our ability to transition from a component provider to a wireless systems provider and to develop technology leadership and expand our markets.

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, pandemics and epidemics, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the six months ended June 30, 2024.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Statement of Operations Data (in thousands):
Sales	$15,184	$15,830	$29,415	$32,274
Cost of goods sold	9,036	9,551	17,691	19,677
Gross profit	6,148	6,279	11,724	12,597
Operating expenses:
Research and development	3,116	2,590	6,236	5,039
Sales and marketing	2,349	2,305	4,507	5,171
General and administrative	3,188	3,596	6,115	7,389
Total operating expenses	8,653	8,491	16,858	17,599
Loss from operations	(2,505)	(2,212)	(5,134)	(5,002)
Other (income) expense	(26)	(5)	(60)	(19)
Loss before income taxes	(2,479)	(2,207)	(5,074)	(4,983)
Income tax expense (benefit)	34	(2)	(106)	80
Net loss	$(2,513)	$(2,205)	$(4,968)	$(5,063)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.5	60.3	60.1	61.0
Gross profit	40.5	39.7	39.9	39.0
Operating expenses:
Research and development	20.5	16.4	21.2	15.6
Sales and marketing	15.5	14.6	15.3	16.0
General and administrative	21.0	22.7	20.8	22.9
Total operating expenses	57.0	53.7	57.3	54.5
Loss from operations	(16.5)	(14.0)	(17.5)	(15.5)
Other (income) expense	(0.2)	(0.1)	(0.3)	(0.1)
Loss before income taxes	(16.3)	(13.9)	(17.2)	(15.4)
Income tax expense (benefit)	0.3	(0.0)	(0.3)	0.3
Net loss	(16.6)%	(13.9)%	(16.9)%	(15.7)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023 (dollars in thousands)

Sales

	Three months ended June 30,
	2024	2023	$ Change	% Change
Sales	$15,184	$15,830	$(646)	(4.1)%

	Six months ended June 30,
	2024	2023	$ Change	% Change
Sales	$29,415	$32,274	$(2,859)	(8.9)%

Sales for the three months ended June 30, 2024 decreased $0.6 million or 4.1% compared to the same period in the prior year. Consumer market sales decreased $1.4 million to $4.8 million for the three months ended June 30, 2024 from $6.2 million during the same period in the prior year, primarily due to demand softness with our cable and broadband operators. Automotive market sales decreased $0.6 million to $1.7 million for the three months ended June 30, 2024 from $2.3 million during the same period in the prior year, driven by excess inventory correction impacting our sales to aftermarket antenna customers. Enterprise market sales increased $1.3 million to $8.6 million for the three months ended June 30, 2024 from $7.3 million during the same period in the prior year, primarily due to channel correction of excess inventory in 2023 and the launch of new product lines.

Sales for the six months ended June 30, 2024 decreased $2.9 million or 8.9% compared to the same period in the prior year. Consumer market sales decreased $3.0 million to $8.3 million for the six months ended June 30, 2024 from $11.3 million during the same period in the prior year, primarily due to demand softness with our cable and broadband operators. Automotive market sales decreased $1.6 million to $3.6 million for the six months ended June 30, 2024 from $5.2 million during the same period in the prior year driven by excess inventory correction impacting our sales to aftermarket antenna customers. Enterprise market sales increased $1.7 million to $17.5 million for the six months ended June 30, 2024 from $15.8 million during the same period in the prior year primarily due to channel correction of excess inventory in 2023 and the launch of new product lines.

Cost of Goods Sold

	Three months ended June 30,
	2024	2023	$ Change	% Change
Cost of goods sold	$9,036	$9,551	$(515)	(5.4)%

	Six months ended June 30,
	2024	2023	$ Change	% Change
Cost of goods sold	$17,691	$19,677	$(1,986)	(10.1)%

Cost of goods sold for the three months ended June 30, 2024 decreased $0.5 million or 5.4% compared to the same period in the prior year. Cost of goods sold for the six months ended June 30, 2024 decreased $2.0 million or 10.1% compared to the same period in the prior year. The declines for both periods were primarily due to sales decline.

Gross Profit

	Three months ended June 30,
	2024	2023	$ Change	% Change
Gross profit	$6,148	$6,279	$(131)	(2.1)%
Gross profit (percentage of sales)	40.5%	39.7%		0.8%

	Six months ended June 30,
	2024	2023	$ Change	% Change
Gross profit	$11,724	$12,597	$(873)	(6.9)%
Gross profit (percentage of sales)	39.9%	39.0%		0.9%

Gross profit for the three months ended June 30, 2024 decreased $0.1 million or 2.1%, compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the three months ended June 30, 2024 increased by 80 basis points compared to the same period in the prior year. The increase was primarily driven by higher automotive and enterprise margins.

Gross profit for the six months ended June 30, 2024 decreased $0.9 million or 6.9% compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the six months ended June 30, 2024 increased by 90 basis points compared to the same period in the prior year. The increase was primarily driven by higher automotive and enterprise margins.

Operating Expenses

	Three months ended June 30,
	2024	2023	$ Change	% Change
Research and development	$3,116	$2,590	$526	20.3%
Sales and marketing	2,349	2,305	44	1.9%
General and administrative	3,188	3,596	(408)	(11.3)%
Total operating expenses	$8,653	$8,491	$162	1.9%

	Six months ended June 30,
	2024	2023	$ Change	% Change
Research and development	$6,236	$5,039	$1,197	23.8%
Sales and marketing	4,507	5,171	(664)	(12.8)%
General and administrative	6,115	7,389	(1,274)	(17.2)%
Total operating expenses	$16,858	$17,599	$(741)	(4.2)%

Operating expenses for the three months ended June 30, 2024 increased $0.2 million or 1.9% compared to the same period in the prior year. The increase was driven by higher research and development expense offset by lower general and administration expenses.

Operating expenses for the six months ended June 30, 2024 decreased $0.7 million or 4.2% compared to the same period in the prior year. The decrease was driven by lower general administration and sales and marketing expenses, partially offset by higher research and development expenses.

Other (Income) Expense

	Three months ended June 30,
	2024	2023	$ Change	% Change
Interest income, net	$(27)	$(16)	$(11)	68.8%
Other expense (income)	1	11	(10)	(90.9)%
Total other income	$(26)	$(5)	$(21)	420.0%

	Six months ended June 30,
	2024	2023	$ Change	% Change
Interest income, net	$(53)	$(34)	$(19)	55.9%
Other (income) expense	(7)	15	(22)	(146.7)%
Total other income	$(60)	$(19)	$(41)	215.8%

Other expense consists primarily of foreign currency transaction remeasurement adjustments.

Income Tax Expense

	Three months ended June 30,
	2024	2023	$ Change	% Change
Income tax (benefit) expense	$34	$(2)	$36	(1800.0)%

	Six months ended June 30,
	2024	2023	$ Change	% Change
Income tax (benefit) expense	$(106)	$80	$(186)	(232.5)%

Income tax expense for the three months ended June 30, 2024 increased $36,000 compared to the same period in the prior year. Income tax expense for the six months ended June 30, 2024 decreased $0.2 million or 232.5% compared to the same period in the prior year, primarily due to a decrease in the estimated income tax accrual.

Liquidity and Capital Resources

We had cash and cash equivalents of $8.4 million at June 30, 2024.

Prior to 2013 and for the years ended 2018, 2020, 2021 2022, and 2023, we have incurred net losses. As a result, we have an accumulated deficit of $83.5 million at June 30, 2024.

We plan to continue to invest for long-term growth, including expanding our engineering and sales teams to execute on our product roadmap and further penetrate domestic and international markets. We anticipate that these investments will continue to increase in absolute dollars. We believe that our existing cash and cash equivalents balance will be sufficient to meet our working capital requirements for at least the next 12 months.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(2,322)	$(2,004)
Net cash used in investing activities	(150)	(104)
Net cash provided by (used in) financing activities	3,012	(525)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$535	$(2,633)

Net cash used in operating activities. Net cash used by operating activities was $2.3 million for the six months ended June 30, 2024. This was primarily driven by the net loss of $5.0 million and a $1.4 million net change in operating assets and liabilities, offset by $4.1 million in non-cash expenses.

Net cash used in investing activities. Net cash used in investing activities of $0.2 million for the six months ended June 30, 2024 was for purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $3.0 million for the six months ended June 30, 2024 was primarily from $3.0 million of net proceeds after fees and expenses from the issuance of approximately 629,000 shares of common stock via our ATM offering program. Additionally, we received $0.1 million from the proceeds of common stock issuances under the ESPP. These proceeds were partially offset by $0.1 million tax payments for net share settlement of restricted stock units.

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

In August 2023, we applied for ERC refunds, totaling $2.5 million, net of professional fees. Pending the Internal Revenue Service’s (IRS) review and determination of our eligibility, we are uncertain as to the timeframe of credit receipts. There is no assurance we will ultimately receive the amounts that we currently expect, if any, or the timeframe of any such receipt, based on IRS review or otherwise. As of June 30, 2024, we have not recognized the ERC in our financial statements.

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

The relevant conditions and events that are known and reasonably known as of June 30, 2024 related to the Company have not significantly changed since December 31, 2023. Therefore, the resulting cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in 2024.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the six months ended June 30, 2024, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

At-the-Market Sales Agreement

On March 7, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the Sales Agreement) with Craig-Hallum Capital Group LLC (Craig-Hallum). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $5.0 million in shares of its common stock through Craig-Hallum, as sales agent. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the Securities Act). The Company has agreed to pay Craig-Hallum a sales commission of 3.0% of the gross proceeds for sales under the Sales Agreement and to provide Craig-Hallum with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Craig-Hallum for certain specified expenses in connection with entering into the Sales Agreement.

The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any additional shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that the Company may sell or the dates when such sales will take place. As of June 30, 2024, $1.7 million remains available under the Sales Agreement for future sales of the Company’s common stock.

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

The Company evaluated the goodwill impairment considerations as of June 30, 2024. The Company's current and expected cash flows, and the macro-economic and industry conditions have not significantly changed since the annual goodwill impairment assessment that was performed as of December 31, 2023, while the Company’s market capitalization materially increased since December 31, 2023. After assessing the totality of events or circumstances, the Company determined that there were no events or circumstances as of June 30, 2024 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of June 30, 2024. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

AIRGAIN, INC.

Date: August 6, 2024	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: August 6, 2024	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer (principal financial and accounting officer)