Form 10-Q
period 2024-09-30
AIRGAIN INC
filed 2024-11-12
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of November 5, 2024, the registrant had 11,344,639 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,346	$7,881
Trade accounts receivable, net	11,800	7,375
Inventories	2,618	2,403
Prepaid expenses and other current assets	1,501	1,422
Total current assets	23,265	19,081
Property and equipment, net	2,128	2,507
Leased right-of-use assets	938	1,392
Goodwill	10,845	10,845
Intangible assets, net	6,009	8,234
Other assets	69	170
Total assets	$43,254	$42,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,438	$6,472
Accrued compensation	1,760	728
Accrued liabilities and other	2,053	1,926
Short-term lease liabilities	848	865
Total current liabilities	12,099	9,991
Deferred tax liability	163	151
Long-term lease liabilities	181	674
Total liabilities	12,443	10,816
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 11,881 shares issued and 11,340 shares outstanding at September 30, 2024; and 11,010 shares issued and 10,469 shares outstanding at December 31, 2023.	121,412	115,295
Treasury stock, at cost: 541 shares at September 30, 2024 and December 31, 2023.	(5,364)	(5,364)
Accumulated deficit	(85,246)	(78,521)
Accumulated other comprehensive income	9	3
Total stockholders’ equity	30,811	31,413
Total liabilities and stockholders’ equity	$43,254	$42,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales	$16,101	$13,696	$45,516	$45,970
Cost of goods sold	9,387	8,460	27,078	28,137
Gross profit	6,714	5,236	18,438	17,833
Operating expenses:
Research and development	2,855	2,298	9,091	7,337
Sales and marketing	2,395	1,704	6,902	6,875
General and administrative	3,278	3,144	9,393	10,533
Total operating expenses	8,528	7,146	25,386	24,745
Loss from operations	(1,814)	(1,910)	(6,948)	(6,912)
Other (income) expense:
Interest income, net	(29)	(34)	(82)	(68)
Other expense, net	11	1	4	16
Total other income, net	(18)	(33)	(78)	(52)
Loss before income taxes	(1,796)	(1,877)	(6,870)	(6,860)
Income tax (benefit) expense	(39)	4	(145)	84
Net loss	$(1,757)	$(1,881)	$(6,725)	$(6,944)
Net loss per share:
Basic	$(0.16)	$(0.18)	$(0.62)	$(0.67)
Diluted	$(0.16)	$(0.18)	$(0.62)	$(0.67)
Weighted average shares used in calculating loss per share:
Basic	11,315	10,430	10,930	10,370
Diluted	11,315	10,430	10,930	10,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(1,757)	$(1,881)	$(6,725)	$(6,944)
Other comprehensive loss:
Foreign currency translation adjustment	10	—	6	—
Comprehensive loss	$(1,747)	$(1,881)	$(6,719)	$(6,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Fiscal Quarters Ended September 30, 2024
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	11,010	$115,295	(541)	$(5,364)	$3	$(78,521)	$31,413
Net loss	—	—	—	—	—	(2,455)	(2,455)
Stock-based compensation	—	1,087	—	—	—	—	1,087
Common stock issued through restricted stock awards	169	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(24)	(94)	—	—	—	—	(94)
Common stock issued under ESPP	23	76	—	—	—	—	76
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Common stock issued in connection with at-the-market offerings, net	124	488	—	—	—	—	488
Balance at March 31, 2024	11,302	$116,852	(541)	$(5,364)	$1	$(80,976)	$30,513
Net loss	—	—	—	—	—	(2,513)	(2,513)
Stock-based compensation	—	1,049	—	—	—	—	1,049
Common stock issued through restricted stock awards	27	—	—	—	—	—	—
Common stock issued through stock options	8	25	—	—	—	—	25
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Common stock issued in connection with at-the-market offerings, net	505	2,518	—	—	—	—	2,518
Balance at June 30, 2024	11,842	$120,444	(541)	$(5,364)	$(1)	$(83,489)	$31,590
Net loss	—	—	—	—	—	(1,757)	(1,757)
Stock-based compensation	—	882	—	—	—	—	882
Common stock issued through restricted stock awards	14	—	—	—	—	—	—
Common stock issued under ESPP	23	76	—	—	—	—	76
Common stock issued through stock options	2	10	—	—	—	—	10
Foreign currency translation adjustments	—	—	—	—	10	—	10
Balance at September 30, 2024	11,881	$121,412	(541)	$(5,364)	$9	$(85,246)	$30,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Fiscal Quarters Ended September 30, 2023
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	10,767	$111,282	(541)	$(5,364)	$—	$(66,093)	$39,825
Net loss						(2,858)	(2,858)
Stock-based compensation	—	1,874	—	—	—	—	1,874
Common stock issued through restricted stock awards	278	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(118)	(678)	—	—	—	—	(678)
Common stock issued under ESPP	22	137	—	—	—	—	137
Balance at March 31, 2023	10,949	$112,615	(541)	$(5,364)	$—	$(68,951)	$38,300
Net loss						(2,205)	(2,205)
Stock-based compensation	—	968	—	—	—	—	968
Common stock issued through restricted stock awards	5	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(2)	(12)	—	—	—	—	(12)
Common stock issued through stock options	12	28	—	—	—		28
Balance at June 30, 2023	10,964	$113,599	(541)	$(5,364)	$—	$(71,156)	$37,079
Net loss						(1,881)	(1,881)
Stock-based compensation	—	500	—	—	—	—	500
Common stock issued through restricted stock awards	4	—	—	—	—	—	—
Common stock issued under ESPP	17	67	—	—	—	—	67
Balance at September 30, 2023	10,985	$114,166	(541)	$(5,364)	$—	$(73,037)	$35,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,725)	$(6,944)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	418	500
Amortization of intangible assets	2,233	2,227
Stock-based compensation	3,334	2,472
Deferred tax liability	12	7
Amortization of prepaid assets	132	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,426)	2,469
Inventories	(214)	276
Prepaid expenses and other current assets	(119)	203
Other assets	101	6
Accounts payable	965	(1,100)
Accrued compensation	707	(1,338)
Accrued liabilities and other	138	(102)
Lease liabilities	(57)	(40)
Net cash used in operating activities	(3,501)	(1,364)
Cash flows from investing activities:
Purchases of property and equipment	(177)	(172)
Net cash used in investing activities	(177)	(172)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	3,006	—
Payments for withholding taxes related to net share settlement of equity awards	(95)	(690)
Proceeds from employee stock purchase and option exercises	187	232
Net cash provided by (used in) financing activities	3,098	(458)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	—

Net decrease in cash, cash equivalents and restricted cash	(575)	(1,994)
Cash, cash equivalents, and restricted cash; beginning of period	7,976	12,078
Cash, cash equivalents, and restricted cash; end of period	$7,401	$10,084

Supplemental disclosure of cash flow information:
Income taxes paid	$42	$78
Income taxes refunded	$50	$—

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$179	$11
Accrual of property and equipment	$—	$17

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,346	$9,989
Restricted cash included in prepaid expenses and other current assets and other assets long term	$55	$95
Total cash, cash equivalents, and restricted cash	$7,401	$10,084

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

Note 2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2024, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.1 million for each of the three months ended September 30, 2024 and 2023. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(1,757)	$(1,881)	$(6,725)	$(6,944)
Denominator:
Basic weighted average common shares outstanding	11,315	10,430	10,930	10,370
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	11,315	10,430	10,930	10,370
Net loss per share:
Basic	$(0.16)	$(0.18)	$(0.62)	$(0.67)
Diluted	$(0.16)	$(0.18)	$(0.62)	$(0.67)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options, restricted stock and performance stock	1,933	2,211	2,262	2,290
Common stock equivalent shares	1,933	2,211	2,262	2,290

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	September 30, 2024	December 31, 2023
Cash	$7,262	$7,581
Level 1:
Money market funds	84	300
Total	$7,346	$7,881

Restricted Cash

As of September 30, 2024, the Company had $55,000 in cash on deposit to secure certain lease commitments, which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet. As of

December 31, 2023, the Company had $95,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $55,000 of which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Note 5. Inventory

Inventories are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$865	$661
Finished goods	1,753	1,742
Total Inventory	$2,618	$2,403

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$674	$558
Finished goods	1,001	598
Total Consigned Inventory	$1,675	$1,156

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Manufacturing and testing equipment	$5,507	$5,371
Leasehold improvements	848	848
Computers and software	557	811
Furniture, fixtures, and equipment	427	427
Vehicles	55	55
Software Development – Internal Use	66	—
Construction in process	6	45
Property and equipment, gross	7,466	7,557
Less accumulated depreciation	(5,338)	(5,050)
Property and equipment, net	$2,128	$2,507

Depreciation expense was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $0.4 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	September 30, 2024
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,389	$431
Customer relationships	7	13,780	10,698	3,082
Developed technologies	11	4,380	1,884	2,496
Covenants to non-compete	2	115	115	—
Total intangible assets, net		$20,095	$14,086	$6,009

	December 31, 2023
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,135	$685
Customer relationships	7	13,780	8,993	4,787
Developed technologies	11	4,380	1,618	2,762
Covenants to non-compete	2	115	115	—
Total intangible assets, net		$20,095	$11,861	$8,234

Amortization expense was $0.7 million for each of the three months ended September 30, 2024 and 2023. Amortization expense was $2.2 million for each of the nine months ended September 30, 2024 and 2023.

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2024 (remaining three months)	$742
2025	2,958
2026	557
2027	356
Thereafter	1,396
Total	$6,009

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

No impairment losses were recorded against the other intangibles during each of the three months ended September 30, 2024 and 2023.

During the fourth quarter of 2023 and the nine months ended September 30, 2024, the Company determined that there were no triggering events or circumstances to indicate that the carrying value of the finite-lived asset group may not be recoverable. Based on the assessment performed, we concluded that an impairment charge to finite-lived intangible assets was not required as of December 31, 2023 and September 30, 2024 and the useful lives remain appropriate.

Goodwill

No impairment losses were recorded against the goodwill during the three months ended September 30, 2024 and 2023.

During the fourth quarter of 2023, the Company determined that there were no events or circumstances that indicated that the fair value of a reporting unit is more likely than not less than its carrying amount. During the nine months ended September 30, 2024, the Company's current and expected cash flows, and the macro-economic and industry conditions have not significantly changed, while the Company’s market capitalization materially increased since December 31, 2023. After assessing the totality of events or circumstances, the Company determined that there were no events or circumstances in the fourth quarter of 2023 and third quarter of 2024 that indicated that the fair value of a reporting unit is more likely than not less than its carrying amount. Therefore, an impairment charge to goodwill was not required as of December 31, 2023 and September 30, 2024.

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

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses	$824	$1,031
VAT payable	—	339
Accrued income taxes	4	145
Advanced payments from contract manufacturers	4	—
Contract liabilities	29	17
Goods received not invoiced	899	185
Other current liabilities	293	209
Accrued liabilities and other	$2,053	$1,926

Note 9. Leases

Operating Leases

The Company made certain assumptions and judgments when applying ASC 842 and it elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2026. The facility leases have original terms of approximately two to five years and may contain options to extend up to five years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2024 and December 31, 2023, the weighted average discount rate for operating leases were 4.5% and 3.8%, respectively. As of September 30, 2024 and December 31, 2023, the weighted average remaining lease term for operating leases was 1.4 years and 1.8 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company’s consolidated balance sheet, and the related short-term lease expense was $57,700 and $23,000, for the three months ended September 30, 2024 and 2023, respectively. Total operating lease cost was $0.3 million for each of the three months ended September 30, 2024 and 2023.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of September 30, 2024 (in thousands):

Estimated future lease obligation
2024 (remaining three months)	$243
2025	786
2026	36
Total minimum payments	1,065
Less imputed interest	(26)
Less unrealized translation gain	(10)
Total lease liabilities	1,029
Less short-term lease liabilities	(848)
Long-term lease liability	$181

Note 10. Income Taxes

The Company’s effective income tax rate was 2.1% and -1.2% for the nine months ended September 30, 2024 and 2023, respectively. The variance from the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2024 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

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

The following table presents common stock reserved for future issuance(1) (in thousands):

	September 30, 2024	December 31, 2023
Stock options issued and outstanding	2,455	2,104
Stock awards issued and outstanding	1,000	817
Authorized for grants under the 2016 Plan(2)	109	448
Authorized for grants under the Inducement Plan(3)	192	174
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	494	540
	4,250	4,083

(1) The table above excludes 541,000 treasury stock shares as of September 30, 2024 and December 31, 2023.

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

Issuance of Common Stock

In March 2024, we established an at-the-market (ATM) offering program to sell up to $5.0 million of the Company's common stock. As of September 30, 2024, we have $1.7 million available under the offering program for future sales of our common stock.

The Company recorded the ATM gross sales proceeds and offering costs in additional paid-in capital of the consolidated balance sheet. The following table summarizes the Company’s ATM sales activity during the period indicated (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Shares issued	—	629
Gross proceeds	$—	$3,309
Net proceeds after offering costs	$—	$3,006

Note 12. Stock Based Compensation

Stock-Based Compensation Expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$97	$29	$220	$73
Research and development	260	230	988	747
Sales and marketing	88	(223)	243	53
General and administrative	636	487	1,883	1,599
Total stock-based compensation expense	$1,081	$523	$3,334	$2,472

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2023	2,104	$10.20	6.2	$329
Granted	407	$5.07
Exercised	(10)	$3.36		$18
Expired/Forfeited	(46)	$11.87
Balance at September 30, 2024	2,455	$9.35	6.0	$2,900

Vested and exercisable at September 30, 2024	1,677	$11.09	4.6	$1,026
Vested and expected to vest at September 30, 2024	2,455	$9.35	6.0	$2,900

The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 was $2.82. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. For stock options vested and expected to vest, the aggregate intrinsic value as of September 30, 2024 was $2.9 million.

At September 30, 2024, there was $2.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.3 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2023	706	$6.97
Grants	494	$5.19
Vested and released	(210)	$7.80
Forfeited	(100)	$6.47
Balance at September 30, 2024	890	$5.84

As of September 30, 2024, there was $3.5 million of total unrecognized compensation cost related to unvested RSUs having a weighted average remaining contractual term of 2.5 years.

Performance Stock Units

The following table summarizes the Company’s performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2023	110	$1.79
Grants	—	$—
Vested and released	—	$—
Forfeited	—	$—
Balance at September 30, 2024	110	$1.79

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. As of September 30, 2024, there was $5,730 of total unrecognized compensation cost related to unvested PSUs, having a weighted average remaining contractual term of 0.6 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant using historical volatility.

Share-Settled Obligations

When incurred, share-settled obligations to non-employees that will be paid in restricted stock units are recorded as accrued expense liability and stock-based compensation expense.

The following table summarizes the Company’s share-settled obligation RSU grants, which immediately vested during the period indicated:

RSU grants that settled obligations (in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Grant date fair value	$31.7	$—	$227.1	$949.2
RSU shares granted and vested	4	—	49	187

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

During the three months ended September 30, 2024, the Company received $0.1 million from the issuance of 22,957 shares under the ESPP. During the nine months ended September 30, 2024, the Company received $0.2 million from the issuance of 45,809 shares under the ESPP.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of approximately $0.1 million as of September 30, 2024 and December 31, 2023.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to, product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Customer A	31%	22%	24%	15%
Customer B	21%	8%	12%	16%
Customer C	12%	8%	15%	8%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	September 30, 2024	December 31, 2023
Customer A	28%	17%
Customer B	26%	7%

The allowance for credit losses as of September 30, 2024 and December 31, 2023 were not material.

Concentration of Purchases

During the nine months ended September 30, 2024, the Company’s products were manufactured by eight CMs with locations in China, Taiwan, Vietnam, Mexico, and the United States.

Concentration of Cash

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's deposits are in several accounts at a large institutional bank.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	September 30, 2024	December 31, 2023
North America	$1,961	$2,295
Asia Pacific (APAC)	64	86
Europe, Middle East and Africa (EMEA)	103	126
Property and equipment, net	$2,128	$2,507

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
By Market Group:
Enterprise	$6,665	$6,791	$24,159	$22,594
Consumer	6,854	4,404	15,192	15,725
Automotive	2,582	2,501	6,165	7,651
Total sales	$16,101	$13,696	$45,516	$45,970

By Geography:
North America	$8,755	$8,261	$28,116	$27,867
China (including Hong Kong and Taiwan)	6,845	4,961	15,545	16,989
Rest of the world	501	474	1,855	1,114
Total sales	$16,101	$13,696	$45,516	$45,970

Timing of revenue recognition:
Products and services transferred at a point in time	$15,353	$12,904	$43,385	$43,543
Products and services transferred over time	748	792	2,131	2,427
Total sales	$16,101	$13,696	$45,516	$45,970

Revenue generated from the United States was $8.8 million and $8.2 million for the three months ended September 30, 2024 and 2023, respectively, and $28.1 million and $27.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Liability for potential rights of return was approximately $0.2 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively and is included within accrued liabilities in the accompanying unaudited condensed consolidated balance sheets.

Contract liabilities are deferred revenues that were recorded when advance payment were received for remaining performance obligations that are recognized over time. The contract liabilities were $29,000 and $17,000 as of September 30, 2024 and December 31, 2023, respectively.

The remaining non-cancellable revenue, that will be recognized over time on a series of distinct performance obligations, amounts to $0.1 million as of September 30, 2024.

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

Our current enterprise products include embedded cellular modems, antennas for access points and Internet of Things (IoT) applications, asset trackers, and fixed wireless access (FWA) devices. We expect to expand our product offering with Smart Network Controlled Cellular Repeaters (Smart NCRs). Our consumer products include embedded antennas for consumer access points, wireless gateways, smart home devices and FWA devices. Our current automotive products include aftermarket antennas that are typically connected to third-party cellular and Wi-Fi-enabled routers, digital video evidence devices, and telematics gateways. In the third quarter 2024, we expanded our product offering with a second generation AirgainConnect® Fleet system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway that provides 5G cellular connectivity with built-in GPS and Wi-Fi hotspot functionalities.

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

We use an outsource manufacturing model for our products while maintaining oversight for quality, testing, and delivery timeline. We also maintain an intellectual property strategy that includes patent and trademark filings in multiple jurisdictions.

Core Markets

Airgain’s core business primarily focuses on the following three key markets:

•
The enterprise market requires reliable wireless access across various settings, including smart cities, utilities, factories, buildings, campuses, transportation hubs, stadiums, and suburban developments. Our NimbeLink embedded modems serve numerous enterprise sectors requiring cellular connectivity such as packaging, logistics, EV charging, smart cities, smart buildings, agriculture, asset tracking, and self-service innovations. These NimbeLink cellular modems, which are both patented and end-device certified, minimize the need for additional carrier certifications. Our asset trackers are deployed globally across transportation, supply chain, and other specialized applications. In addition to hardware, our asset tracking offering includes a recurring revenue component, our subscription-based NLink cloud-based device enablement platform, which allows for deployment and integration with enterprise systems via open application programming interfaces. Our custom products feature joint engineering collaboration with strategic customers to develop industrial IoT products (IIoT) for specific applications while helping them reduce their time to market. Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, devices, and applications, including access points, gateways, FWA devices and utility meters. In the second quarter of 2024, we started shipping our new line of FWA products designed to address 5G connectivity challenges, reduce deployment costs and enhance customer experiences. In 2024, we continue to advance with our Lighthouse™ customer trials -smart repeaters platform designed to reduce an operator’s capital expenses for extending range, while enhancing 5G coverage.
•
The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, smart TVs, smart home devices, and set-top boxes. These consumer products support a variety of technologies, products and services, including LTE, 5G, Wi-Fi, Bluetooth, LPWAN and GNSS (Global Navigation Satellite System). We continue to grow our relationships with MSOs and MNOs as the market evolves with both wired and wireless broadband internet offerings. We currently ship a tier-one MNO embedded antenna system and a tier-one MSO Wi-Fi 7 router antenna system.
•
In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket applications, supporting a variety of technologies that include Wi-Fi, LTE, 5G, LPWAN, GNSS, and Bluetooth. Fleet and aftermarket products in the automotive market typically consist of applications where vehicular wireless routers are paired with external antenna systems to provide connectivity to mobile assets. We offer a full line of external fleet antennas that are designed to be rugged, reliable, and flexible to meet almost any need. We design our products for performance, quality, and long product life, and our antennas connect to almost any vehicular router or modem. These antennas include high-performance and low-profile versions that mount on the roof, trunk, windshield, or dashboard and are optimized for 5G, 4G, Wi-Fi, and GNSS. In the third quarter 2024, we expanded our product offering with a second generation AirgainConnect® Fleet system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway that provides 5G cellular connectivity with built-in GPS and Wi-Fi hotspot functionalities.

Macro-economic Conditions

Macroeconomic conditions continue to create demand softness in certain markets. This demand softness combined with excess inventories, drove a sequential decline in our enterprise market sales. While we experience a market recovery with our consumer customers, we anticipate the inventory surplus some of our enterprise and automotive customers have may extend into the first half of 2025. We believe the previously broad demand softness that we experienced last year has become more product and customer specific, as the industry re-calibrates to optimal inventory levels. We remain focused on the execution of our strategic product initiatives and operational efficiencies, which lay the foundation of our revenue and profitability growth when market conditions improve.

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, pandemics and epidemics, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the nine months ended September 30, 2024.

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

Other Income and Expense. Other income and expense consists of realized foreign exchange gains or losses, the loss from disposal of property and equipment, and other income and expenses.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Statement of Operations Data (in thousands):
Sales	$16,101	$13,696	$45,516	$45,970
Cost of goods sold	9,387	8,460	27,078	28,137
Gross profit	6,714	5,236	18,438	17,833
Operating expenses:
Research and development	2,855	2,298	9,091	7,337
Sales and marketing	2,395	1,704	6,902	6,875
General and administrative	3,278	3,144	9,393	10,533
Total operating expenses	8,528	7,146	25,386	24,745
Loss from operations	(1,814)	(1,910)	(6,948)	(6,912)
Other income, net	(18)	(33)	(78)	(52)
Loss before income taxes	(1,796)	(1,877)	(6,870)	(6,860)
Income tax (benefit) expense	(39)	4	(145)	84
Net loss	$(1,757)	$(1,881)	$(6,725)	$(6,944)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.3	61.8	59.5	61.2
Gross profit	41.7	38.2	40.5	38.8
Operating expenses:
Research and development	17.7	16.8	20.0	16.0
Sales and marketing	14.9	12.4	15.2	15.0
General and administrative	20.4	22.9	20.6	22.8
Total operating expenses	53.0	52.1	55.8	53.8
Loss from operations	(11.3)	(13.9)	(15.3)	(15.0)
Other income, net	(0.1)	(0.2)	(0.2)	(0.1)
Loss before income taxes	(11.2)	(13.7)	(15.1)	(14.9)
Income tax (benefit) expense	(0.3)	0.0	(0.3)	0.2
Net loss	(10.9)%	(13.7)%	(14.8)%	(15.1)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023 (dollars in thousands)

Sales

	Three months ended September 30,
	2024	2023	$ Change	% Change
Sales	$16,101	$13,696	$2,405	17.6%

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Sales	$45,516	$45,970	$(454)	(1.0)%

Sales for the three months ended September 30, 2024 increased $2.4 million or 17.6% compared to the same period in the prior year. Consumer market sales increased $2.4 million to $6.8 million for the three months ended September 30, 2024 from $4.4 million during the same period in the prior year, primarily due to higher sales to cable and mobile network operators. Automotive market sales increased $0.1 million to $2.6 million for the three months ended September 30, 2024 from $2.5 million during the same period in the prior year, driven by initial shipment of AC-Fleet, offset by excess inventory correction impacting aftermarket antenna customers. Enterprise market sales decreased $0.1 million to $6.7 million for the three months ended September 30, 2024 from $6.8 million during the same period in the prior year, primarily due to lower custom products sales, offset by higher embedded modems sales.

Sales for the nine months ended September 30, 2024 decreased $0.5 million or 1.0% compared to the same period in the prior year. Consumer market sales decreased $0.5 million to $15.2 million for the nine months ended September 30, 2024 from $15.7 million during the same period in the prior year, primarily due to demand softness with broadband operators, partially offset by tier-one MNO antenna shipments. Automotive market sales decreased $1.5 million to $6.2 million for the nine months ended September 30, 2024 from $7.7 million during the same period in the prior year primarily due to excess inventory correction impacting our sales to aftermarket antenna customers. Enterprise market sales increased $1.5 million to $24.1 million for the nine months ended September 30, 2024 from $22.6 million during the same period in the prior year primarily due to higher embedded modem sales and launch of new products, partially offset by lower custom products shipments.

Cost of Goods Sold

	Three months ended September 30,
	2024	2023	$ Change	% Change
Cost of goods sold	$9,387	$8,460	$927	11.0%

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Cost of goods sold	$27,078	$28,137	$(1,059)	(3.8)%

Cost of goods sold for the three months ended September 30, 2024 increased $0.9 million or 11.0% compared to the same period in the prior year. Cost of goods sold for the nine months ended September 30, 2024 decreased $1.1 million or -3.8% compared to the same period in the prior year. The changes for both periods were primarily due to sales changes and gross margin improvements.

Gross Profit

	Three months ended September 30,
	2024	2023	$ Change	% Change
Gross profit	$6,714	$5,236	$1,478	28.2%
Gross profit (percentage of sales)	41.7%	38.2%		3.5%

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Gross profit	$18,438	$17,833	$605	3.4%
Gross profit (percentage of sales)	40.5%	38.8%		1.7%

Gross profit for the three months ended September 30, 2024 increased $1.5 million or 28.2%, compared to the same period in the prior year, driven by higher sales. Gross profit as a percentage of sales for the three months ended September 30, 2024 increased by 350 basis points compared to the same period in the prior year. The increase was primarily driven by improved enterprise and automotive margins.

Gross profit for the nine months ended September 30, 2024 increased $0.6 million or 3.4% compared to the same period in the prior year, driven by product mix. Gross profit as a percentage of sales for the nine months ended September 30, 2024 increased by 170 basis points compared to the same period in the prior year. The increase was primarily driven by higher enterprise and automotive margins.

Operating Expenses

	Three months ended September 30,
	2024	2023	$ Change	% Change
Research and development	$2,855	$2,298	$557	24.2%
Sales and marketing	2,395	1,704	691	40.6%
General and administrative	3,278	3,144	134	4.3%
Total operating expenses	$8,528	$7,146	$1,382	19.3%

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Research and development	$9,091	$7,337	$1,754	23.9%
Sales and marketing	6,902	6,875	27	0.4%
General and administrative	9,393	10,533	(1,140)	(10.8)%
Total operating expenses	$25,386	$24,745	$641	2.6%

Operating expenses for the three months ended September 30, 2024 increased $1.4 million or 19.3% compared to the same period in the prior year. The increase was driven by higher personnel expenses in the research and development

(R&D) and sales functions, higher project development expenses, partially offset by lower marketing and professional service expenses.

Operating expenses for the nine months ended September 30, 2024 increased $0.6 million or 2.6% compared to the same period in the prior year. The increase was driven by higher personnel costs in R&D and sale functions, and higher project development expenses, partially offset by lower general and administrative and, professional service expenses.

Other (Income) Expense

	Three months ended September 30,
	2024	2023	$ Change	% Change
Interest income, net	$(29)	$(34)	$5	(14.7)%
Other expense, net	11	1	10	1000.0%
Total other income, net	$(18)	$(33)	$15	(45.5)%

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Interest income, net	$(82)	$(68)	$(14)	20.6%
Other expense (income), net	4	16	(12)	(75.0)%
Total other income, net	$(78)	$(52)	$(26)	50.0%

Other expense consists primarily of foreign currency transaction remeasurement adjustments.

Income Tax Expense

	Three months ended September 30,
	2024	2023	$ Change	% Change
Income tax (benefit) expense	$(39)	$4	$(43)	(1075.0)%

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Income tax (benefit) expense	$(145)	$84	$(229)	(272.6)%

Income tax expense for the three months ended September 30, 2024 decreased $43,000 compared to the same period in the prior year primarily due to a decrease in foreign income tax accrual. Income tax expense for the nine months ended September 30, 2024 decreased $0.2 million or 272.6% compared to the same period in the prior year, primarily due to a decrease in the foreign income tax accrual.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.3 million at September 30, 2024.

Prior to 2013 and for the years ended 2018, 2020, 2021, 2022, and 2023, we have incurred net losses. As a result, we have an accumulated deficit of $83.5 million at September 30, 2024.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(3,501)	$(1,364)
Net cash used in investing activities	(177)	(172)
Net cash provided by (used in) financing activities	3,098	(458)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	—
Net decrease in cash, cash equivalents and restricted cash	$(575)	$(1,994)

Net cash used in operating activities. Net cash used by operating activities was $3.5 million for the nine months ended September 30, 2024. This was primarily driven by the net loss of $6.7 million and a $2.9 million net change in operating assets and liabilities, offset by $6.1 million in non-cash expenses.

Net cash used in investing activities. Net cash used in investing activities of $0.2 million for the nine months ended September 30, 2024 was for purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $3.1 million for the nine months ended September 30, 2024 was primarily from $3.0 million of net proceeds after fees and expenses from the issuance of approximately 629,000 shares of common stock via our ATM offering program. Additionally, we received $0.2 million primarily from the proceeds of common stock issuances under the ESPP. These proceeds were partially offset by $0.1 million tax payments for net share settlement of restricted stock units.

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

In August 2023, we applied for ERC refunds, totaling $2.5 million, net of professional fees. Pending the Internal Revenue Service’s (IRS) review and determination of our eligibility, we are uncertain as to the timeframe of credit receipts. There is no assurance we will ultimately receive the amounts that we currently expect, if any, or the timeframe of any such receipt, based on IRS review or otherwise. As of September 30, 2024, we have not recognized the ERC in our financial statements.

Liquidity and Capital Resources Assessment

As of December 31, 2023, management performed the annual assessment of the Company's ability to meet its obligations as they become due within one year based on relevant conditions and events that are known and reasonably knowable. Following ASC 205-40 guidance, management considered quantitative and qualitative information to evaluate the Company's ability to meet obligations. Based on the analysis of the relevant conditions and events that are known and reasonably known as of December 31, 2023, the Company concluded that it is probable that it will be able to meet all of its financial obligations as they become due in the next twelve months.

The relevant conditions and events that are known and reasonably known as of September 30, 2024 related to the Company have not significantly changed since December 31, 2023. Therefore, the resulting cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the nine months ended September 30, 2024, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any additional shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that the Company may sell or the dates when such sales will take place. As of September 30, 2024, $1.7 million remains available under the Sales Agreement for future sales of the Company’s common stock.

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

The Company evaluated the goodwill impairment considerations as of September 30, 2024. The Company's current and expected cash flows, and the macro-economic and industry conditions have not significantly changed since the annual goodwill impairment assessment that was performed as of December 31, 2023, while the Company’s market capitalization materially increased since December 31, 2023. After assessing the totality of events or circumstances, the Company determined that there were no events or circumstances as of September 30, 2024 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of September 30, 2024. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 26, 2024, Ali Sadri, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan provides for the potential sale of up to 9,000 shares of the Company's common stock from December 10, 2024 through August 26, 2025.

During the three months ended September 30, 2024, no other director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

AIRGAIN, INC.

Date: November 12, 2024	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: November 12, 2024	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer (principal financial and accounting officer)