Form 10-K
period 2024-12-31
AIRGAIN INC
filed 2025-02-27
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $67.4 million, based on the closing price of the Registrant’s common stock on The Nasdaq Capital Market of $6.04 per share.

The number of shares of Registrant’s common stock ($0.0001 par value) outstanding as of February 20, 2025, was 11,558,901.

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

For the Year Ended December 31, 2024

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

References to “Airgain, Inc.,” “Airgain,” the “Company,” “we,” “our” and “us” include Airgain, Inc. and our wholly-owned subsidiary.

ITEM 1. BUSINESS

Overview

Headquartered in San Diego, California, Airgain, Inc. (NASDAQ: AIRG) is a leading provider of advanced wireless connectivity solutions that drive cutting-edge innovation in 5G technology. We are committed to delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer.

Our enterprise products include Smart Network Controlled Cellular Repeaters (Smart NCRs), fixed wireless access (FWA) devices, asset tracking solutions, embedded cellular modems, and antennas for access points and Internet of Things (IoT) applications. Our automotive products include our second generation AirgainConnect® Fleet system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway and aftermarket antennas. Our consumer products are comprised of embedded antennas for consumer access points, wireless gateways, smart home devices and FWA devices.

We have a rich history of providing radio frequency (RF) expertise, services, and solutions to mobile operators and major original equipment manufacturers (OEMs). We expanded our current portfolio of embedded cellular modems, asset tracking solutions and custom IoT systems with advanced 5G connectivity solutions, including our AirgainConnect Fleet vehicle gateway, Smart Network Controlled Cellular Repeaters, and FWA devices. We are leveraging our RF and systems experience, and our Mobile Network Operator (MNO) and Multiple Service Operator (MSO) relationships to deliver complex and differentiated system solutions

We use an outsource manufacturing model for our products while maintaining oversight for quality, test, and delivery timeline. Additionally, we uphold an intellectual property strategy that includes patent and trademark filings in multiple jurisdictions.

Products and Solutions

Enterprise

The enterprise market demands reliable wireless access across diverse settings, including smart cities, utilities, factories, buildings, campuses, transportation hubs, stadiums, and suburban developments.

Our Lighthouse 5G Smart Network Control Repeater (NCR) delivers a scalable, high-performance solution designed to rapidly deploy and enhance network coverage and offload network capacity for the underserved areas. The Lighthouse family of products includes:

•
a low-power Micro repeater, optimized for small offices or residence seeking targeted indoor coverage expansion; and.
•
a high-power network repeater, for both In Building Solutions (IBS) and outdoors for MNOs and system integrators to extend coverage and improve network performance in large areas.

In 2024, we successfully tested the performance of our Lighthouse product on several domestic and international operator networks, achieving strong performance and enhanced network coverage. In December 2024, we achieved our first commercial deployment, marking a significant milestone in scaling for this product.

In the second quarter of 2024, we launched our Fixed Wireless Access (FWA) product line, engineered to overcome 5G connectivity challenges, and enhance end-user experience. Our Lantern™ 5G FWA outdoor device integrates high-performance directional antennas, a 5G NR Sub-6 modem, and is powered via 2.5 gigabit ethernet with Power over Ethernet (PoE), ensuring seamless, high-speed connectivity in demanding environments. Built for rugged outdoor deployment, Lantern features remote management capabilities using TR-069 and a Wi-Fi-enabled installation web interface, simplifying maintenance and Deployment.

In May 2024, Lantern achieved certification from AT&T and T-Mobile and secured regulatory approvals from key industry bodies, including the Federal Communications Commission (FCC), PCS Type Certification Review Board (PTCRB), and Industry Canada (IC). Over the course of 2024, we successfully conducted several customer trials across the U.S. and international markets, supporting Lantern’s performance and market readiness. In the second quarter of 2024, we completed the first commercial deployment of Lantern.

Our asset tracking solutions are deployed across transportation, supply chain, and other specialized applications. In November 2024 we expanded our product line with AT-Flight, an asset tracker with integrated artificial intelligence that is in-flight certified to allow for full journey tracking. AT-Flight targets the healthcare and life sciences markets and uses artificial intelligence to automatically detect a flight event and activate airplane mode to comply with FAA regulations – thus eliminating the need for manual intervention. In addition to hardware, our asset tracking solution includes a recurring revenue component, our subscription-based NLink cloud-based device enablement platform, which allows for deployment and integration with enterprise systems via open application programming interfaces (API).

Our NimbeLink embedded modems serve numerous enterprise IoT sectors requiring cellular connectivity, such as packaging, logistics, EV charging, smart cities, smart buildings, agriculture, asset tracking, and self-service innovations. These NimbeLink cellular modems, which are both patented, and end-device certified, minimize the need for additional OEM end-customer carrier certifications. Our custom products feature joint engineering collaboration with strategic customers to develop industrial IoT products (IIoT) for specific applications while helping them reduce their time to market.

Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, products, and applications, including access points, gateways, FWA devices and utility meters.

Automotive

In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket applications, supporting a variety of technologies that include 5G, LTE, Wi-Fi, LPWAN, GNSS, and Bluetooth. Fleet and aftermarket products in the automotive market typically consist of applications where vehicular wireless routers are paired with external antenna systems to provide connectivity to mobile assets.

In the third quarter of 2024, we completed the first commercial deployment of our second generation AirgainConnect® Fleet (AC-Fleet) system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway that provides 4G/5G cellular connectivity with built-in multi-profile eSIM, GPS, Wi-Fi, and gigabit ethernet router functionalities. The AC-Fleet solution is one of the first roof-mounted 5G vehicle gateways on the market, combining the latest 5G NR (New Radio) modem and a Wi-Fi 6 router, all in one covert form factor. At only two inches tall, AC-Fleet provides flexibility across multiple markets including public safety, transportation, transit, public and private fleets, and passenger and heavy vehicles.

In October 2024 AC-Fleet obtained T-Mobile and AT&T certifications, along with industry accreditation from the FCC, IC, PCS, and industry accreditation from the PTCRB. Our AC-Fleet platform includes hardware and a recurring revenue component including an optional annual subscription for remote access, AC-Cloud management, technical support, software updates, and extended warranty. We expect AC-Fleet to receive additional MNO certifications throughout 2025.

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

Consumer

The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, smart TVs, smart home devices, and set-top boxes. These consumer products support a variety of technologies, products and services, including 4G/LTE, 5G, Wi-Fi, Bluetooth, LPWAN and Global Navigation Satellite System (GNSS).

In March 2024, we were awarded a multi-million-dollar deal with a tier one MSO for Wi-Fi 7 antenna solutions. Additionally, in May 2024, we announced that we secured a production purchase order for a long-term opportunity with another Tier 1 MSO for Wi-Fi 7 solutions. These wins continue Airgain’s position as a leader in Wi-Fi 7 and 5G for both FWA devices and wired broadband devices. We continue to grow our relationships with MSOs and MNOs as the market evolves with both wired and wireless broadband internet offerings.

.

Growth Strategy

Airgain is a leader in wireless connectivity solutions, dedicated to addressing critical connectivity challenges across various markets. We are evolving from a component manufacturer to a comprehensive wireless systems solutions provider, focusing on higher integration and complexity. Our growth strategy centers on two primary objectives:

Strengthening Our Core Businesses: Our embedded antennas in the consumer market, embedded modems, custom IoT solutions, and IoT antennas in the enterprise market, together with our aftermarket antennas in the automotive market, provide our foundational business. Our reputation and relationships throughout the Distribution, Value-Added-Reseller (VAR), MSO, MNO, OEM, and Original Design Manufacturer (ODM) supply chain enables us to aggregate key voice-of-the-customer product needs and challenges which is critical for innovation. Our RF design and test capabilities enable our products to be differentiated on performance and to improve the end-customer experience – specifically in Wi-Fi, LTE, 5G, and GNSS integrated systems.

Our foundational offerings include embedded antennas in the consumer market, embedded modems, custom IoT solutions, and IoT antennas in the enterprise market, and aftermarket antennas in the automotive sector. Our strong reputation and established relationships with distributors, value-added resellers (VARs), multiple system operators (MSOs), mobile network operators (MNOs), original equipment manufacturers (OEMs), and original design manufacturers (ODMs) enable us to gather critical customer insights that are essential for driving innovation. Our expertise in radio frequency (RF) design and testing allows us to differentiate our products in terms of performance, enhancing the end-customer experience, particularly in Wi-Fi, LTE, 5G, and GNSS integrated systems.

Expanding And Innovating In Connectivity: We are transitioning from being a component manufacturer to a wireless systems solution provider. This transition started with the acquisition of NimbeLink in 2021 which brought expertise in embedded modem solutions, asset tracker solutions and augmented our historical RF expertise with digital systems design, firmware, and cloud capabilities.

In the second quarter of 2024, we completed the first commercial deployment of our new line of FWA products designed to address 5G connectivity challenges, reduce deployment costs and enhance customer experiences. Our outdoor 5G LanternTM FWA device has integrated high-performance directional antennas, a 5G NR Sub-6 modem and it is powered through a 2.5 gigabit ethernet PoE connection. The Lantern 5G FWA has been ruggedized for outdoor use, includes remote management capabilities, and a Wi-Fi based easy installation web interface to help simplify the user experience.

In the third quarter of 2024, we completed the first commercial deployment of our second generation AirgainConnect® Fleet (AC-Fleet) system solution, a low profile, roof-mounted, carrier agnostic all-in-one 5G vehicle gateway that provides 5G cellular connectivity with built-in GPS, Wi-Fi, and gigabit ethernet router functionalities.  The AC-Fleet solution is one of the first roof-mounted 5G vehicle gateways, combining the latest 5G NR (New Radio) modem and a Wi-Fi 6 router, all in one covert form factor. At only two inches tall, AC-Fleet provides flexibility across multiple markets including public safety, transportation, transit, public and private fleets, and vehicles.

In December 2024, we completed the first commercial deployment of our Lighthouse Smart NCRs platform.  Lighthouse includes both a low-power small office and home office (SOHO) device targeting customers that need additional coverage in small areas, as well as a high-power outdoor network repeater for MNOs and systems integrators. Lighthouse smart repeaters include advanced carrier aggregation (CA), low latency, software upgradeability to support network-controlled repeater (NCR) standards, optional smart antenna technology to assist with installation and maintenance, and an optional remote management system. The smart network repeater also integrates advanced automatic gain control and echo cancellation, enabling single-pole installation.

Our focus is on driving these innovative connectivity solutions to market and increasing our serviceable available market (SAM).

The following graphic provides a summary of our estimated SAM. Based on publicly available market research and internal estimates, we project the SAM will grow from $1.1 billion in 2024 to $2.6 billion in 2025, largely driven by the launch of our AC-Fleet vehicle gateway and our Lighthouse smart repeaters.

Airgain Estimated SAM ($B)

Sales and Marketing

Our sales and marketing organizations work together closely to improve market awareness, build a strong sales pipeline, and cultivate ongoing customer relationships to drive sales growth.

Sales

Our global sales efforts consist of direct and indirect sales teams, and indirect channel partners. Our direct sales team consists of sales personnel based in the United States, Greater China, South Korea, and Europe, while our indirect channel partners consist of distributors, engineering design companies and outside sales representatives across North America, Asia, Europe, Australia, the Middle East, and Latin America.

Our direct sales team is engaged in pre-sales, account management, and creating partnership opportunities with third parties such as service providers and OEMs. The sales process includes meeting and qualifying potential customers, and actively managing the planning stage of devices they project to bring to market. Our field application engineers (FAEs) assist these programs by providing technical support to new and existing customers.

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

Marketing

Our marketing strategy is focused on building a competitive advantage for our brands and products in the marketplace. We target two types of customers. For embedded products such as our NimbeLink modems and consumer antennas, we target design teams within OEMs and ODMs. For our integrated products, such as our asset trackers, FWA Lantern, and AirgainConnect AC-Fleet, we target distributors and the enterprise market. We use both direct and indirect promotional methods to engage our audiences. Direct methods include advertising, web properties, marketing collateral, email campaigns, paid and organic social media, search engine marketing, media relations, content marketing, direct mail, tradeshows and events, and general lead generation tactics.

Indirect methods include co-marketing efforts together with resellers, distributors, system integrators, hardware and software partners, and carriers both domestically and internationally.

Manufacturing and Operations

We are fabless and our products are manufactured by contract manufacturers (CMs) in the United States, China, Taiwan, Vietnam, and Mexico. We generally have long-term relationships with our CMs, and we work together to control global product compliance, raw materials supply and cost, production part approval processes, assembly instructions, control plans, final testing, and on-time shipment to our customers. We provide the control, test and measurement plans to the CMs to help ensure that each product conforms to the Airgain specifications, and we monitor the quality performance of our CMs through quality reports and periodic audits.

We maintain a close direct relationship with our CMs to help ensure that supply and quality meet our requirements. The contract manufacturing services required to manufacture our products can be satisfied by one or more of our CMs, however it may be time consuming and costly to qualify and implement new CM relationships. If one of our CMs suffers an interruption in their business, or experiences delays, disruptions, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our business could be adversely affected. Our qualified CMs manufacture products according to our design specification, materials specification, quality standards, and delivery requirements. We have control and authority over the selection of materials, manufacturing, and inspection processes. Since our products manufactured in China are predominantly shipped to ODMs and CMs within Asia, we have not experienced a negative impact from tariffs imposed on exports from China to the United States

Research and Development

We invest considerable time and financial resources in research and development to engineer and deliver our products and solutions to market, while also enhancing our design and system integration capabilities and conducting quality assurance testing to improve our technology. As of December 31, 2024, we had a total of 59 employees engaged in research and development. Our engineering teams are located at research, design, and test centers in California, Arizona, Texas, Minnesota, and Florida, as well as the United Kingdom and China. Our engineering team actively participates in research and development activities to expand our capabilities and target applications for the enterprise, automotive and consumer markets. We strive to continually expand our product offerings and technology solutions over time and expect to continue to invest significantly in ongoing research and development efforts.

Additionally, for the development of certain company products, we engage with ODM partners to augment our internal engineering capability. Our ODM partners, primarily in Taiwan, enable us to scale our product development capacity quickly - especially for integrated connectivity products such as Lantern, AC-Fleet, and Lighthouse. For all such ODM-partner product developments, we maintain direct oversight and engagement to help assure projects are delivered in accordance with our quality and time-to-market expectations.

Competition

Because of our broad product line across several categories in the value chain, our competitive landscape is diverse and rapidly evolving.

Solution Providers

This category represents companies that manufacture a wide variety of products across the value chain including end-device hardware, software, components, services, and more. These companies include Digi International, Laird Connectivity, Multi-Tech Systems Inc., Lantronix, Inseego Inc., in-Hand, Peplink, Ericsson/Cradlepoint, Cisco Systems Inc., Nextivity Inc., Pulse Electronics, Samsara, Semtech, TE Connectivity, Wilson Electronics, Digital Matter, and Surecall among others. With our shift in business model towards solutions, many of these companies are direct competitors. While some partnership opportunities do exist, most of these companies strive to solve similar problems as us with their broad portfolios and consultative sales approaches.

End-Device Manufacturers

This category represents companies that manufacture and supply off-the-shelf products that are market ready, such as routers, gateways, cellular adapters, 5G repeaters, fixed wireless access devices, asset trackers, and more. These manufacturers can act as customers, partners, or competitors to us, depending on the application and relationship. An end-customer may choose to bypass the design process entirely and purchase an off-the-shelf product to deliver device connectivity rather than embedding our modems and antennas. Our integrated products, such as the AC-Fleet, Lighthouse 5G Smart Network Repeater, Lantern FWA and asset trackers, may compete directly with these off-the-shelf products or enhance their functionality. In addition, our external antennas are designed to enhance the signal and coverage of many of these devices.

Component Manufacturers

This category represents companies that manufacture a broad array of components that compete both directly and indirectly with our products. These companies include Adant Technologies Inc., Asian Creation Communications Factory, Kyocera AVX, Baylin Technologies Inc., Blues Wireless, Fibocom, Fractus S.A., Honglin Technology Group Ltd., MobileMark, Nordic Semiconductor, Panorama Antennas, Parsec Technologies, Inc, Particle Industries Inc., PCTEL, Inc., Pinyon Technologies, Inc., Qualcomm, Quectel, Semtech, Sunwave Communications Co., Ltd., Telit, Ublox, Taoglas Limited, Wanshih Electronic Co. Ltd., WHA YU Industrial Co., Ltd, and 2J Antennas Group, among others. While we may choose to partner with some of these manufacturers to deliver products that shorten time to market, customers may also choose to complete the more intricate design work on their own using products manufactured by these companies. These component manufacturers may also expand their capabilities to be a solution provider, or end-device manufacturer, or both. As these component manufacturers evolve over time, the specific competitive situation would evolve accordingly.

In-house Design and Engineering Teams

Several of our existing customers, including OEMs and ODMs which design and build complete wireless devices, also have internal resources to design, engineer, and produce antenna, modem, router and/or repeater solutions. In such cases, we compete against the captive resource of that ODM. Several ODMs, including Arcadyan Technology Corporation, Foxconn Electronics Inc., Gemtek, Zyxel Communications, Inc. (MitraStar Technology), and Wistron Corporation, design, manufacture, and sell complete wireless devices, in direct competition with us.

The principal competitive factors in our markets include: price and total cost of ownership as a result of reliability and performance issues; brand awareness and reputation; component performance, such as reliability, range and throughput; ability to integrate with other technology infrastructures; offerings across breadth of wireless products; design and testing capabilities; lead-time and flexibility to rapidly customize solutions to individual customer requirements; relationships with semiconductor/chipset vendors; intellectual property protection; sales and marketing strength in different regions; and the ability to solve many complex RF problems across the entire spectrum of broadband connectivity.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, and contractual provisions to protect our technology.

As of December 31, 2024, our intellectual property portfolio is comprised of 287 granted patents and pending applications in the United States, Europe, and Asia. The scope of these patents encompasses our product offerings and technological advancements, with their terms of validity extending from the year 2025 until 2041. This patent collection encapsulates a diverse array of innovations pioneering wireless systems, including FWA, smart network controlled repeaters, vehicle gateway, antenna designs and structures, as well as the assembly and fabrication processes.

In line with our strategic evolution from a component supplier to a provider of comprehensive wireless system solutions, we have systematically grown our patent repository, escalating our filings to include broader wireless system functionalities and infrastructures.

Taken together, these patents with priority dates as far back as April 2005 form both a barrier to competition and a licensable asset for customers in the MIMO and antenna assembly categories.

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

Our industry is characterized by the existence of many patents and frequent claims and related litigation regarding patent and other intellectual property rights. Leading companies in the technology industry have extensive patent portfolios. Third parties, including certain of these leading companies, may in the future assert patent, copyright, trademark and other intellectual property rights against us, our channel partners, or our customers, or we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how, or to defend against claims of infringement of the rights of others. See the section titled “Risk factors—Risks Relating to Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Human Capital

As of December 31, 2024, we had a total of 121 employees and dedicated representatives, including 84 in the United States and 37 outside the United States. Among the total 121 employees and dedicated representatives, 59 were primarily engaged in research and development, 39 were primarily engaged in sales and marketing, 19 were primarily engaged in general and administration functions and 4 were primarily engaged in manufacturing operations. None of our employees are covered by a collective bargaining agreement or represented by a labor union. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain, and motivate personnel through the granting of stock-based and cash-based compensation awards to align our interests and the interests of our stockholders with those of our employees and consultants.

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
•
Our wireless connectivity solutions and components are subject to intense competition, including competition from our suppliers and the customers to whom we sell;
•
Our future success depends on our ability to develop new products and successfully introduce new and enhanced products and services for the wireless market that meet the needs of our customers;
•
Any delays in our sales cycles could result in customers canceling purchases of our products;
•
We have a history of losses, including an accumulated deficit of $87.2 million at December 31, 2024, and we may not be profitable in the future;
•
We sell to customers who are price conscious, and to a limited number of customers, who represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly;
•
We rely on a limited number of CMs and ODMs to produce and ship our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products;
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
•
We are subject to governmental export and import controls and supply chain-related regulations that could impair our ability to compete in international markets due to licensing requirements, result in the disruption of our supply chains and/or subject us to liability and reputational harm if we are not in compliance with applicable laws; and

•
Changes to United States tax, tariffs, Department of Defense’s Section 1260H List, and import/export regulations may have a negative effect on global economic conditions, financial markets and our business. China’s 2024 export ban on critical minerals such as gallium, germanium, and antimony has disrupted and may continue to disrupt global supply chains, driving up costs for semiconductors, sensors, and LEDs.

Risks Related to Our Business and Industry

The markets for our wireless systems solutions and components are developing and may not develop as we expect.

The wireless industry is characterized by rapidly evolving technologies, and the markets for our wireless connectivity solutions, embedded and external antennas, and IoT products may not develop as we expect. It is difficult to predict customer demand for our wireless system solutions and components, customer adoption rates, the size and growth rate of our target markets, the entry of competitive solutions and products, or the success of existing competitive solutions and products. We have historically driven revenue growth primarily through our embedded antennas, external antennas, embedded modems, and custom IoT products, largely in the consumer market. Moving forward, our goal is to drive growth in complex system solutions in the enterprise and automotive markets, including AC-Fleet, Lighthouse, Lantern, and asset tracking solutions. These markets may develop at varying growth rates, and our success in penetrating these markets will depend on various competitive factors across a number of developing industries.

Any expansion in our markets depends on several factors. For example, any growth in demand will depend on, among other things, the cost, performance, and perceived value associated with our components and the ability for our components to meet increased performance demands, refresh cycles, and device form factors. Further, as we continue to transition to a wireless systems solution provider, increased growth in the enterprise and automotive markets will depend on, among other things, acceptance of our solutions by our customers and performance of the networks on which our products operate. For example, AC-Fleet, Lighthouse, Lantern, and asset tracking solutions are dependent on the carriers’ networks that they operate on and require widespread commitments across multiple customer markets and budgets. The growth potential for these solutions may be limited, and we will need to introduce new products in the AirgainConnect, Lighthouse, Lantern, and asset tracking platforms in order to continue to grow.

As we expand our product portfolio to include more advanced system solutions, we face increased risks related to supply chain complexity, procurement of specialized components, and reliance on third-party manufacturers. Any disruption in the availability or cost of key system components, including semiconductors, modems, or RF modules, could adversely impact production and our ability to meet customer demand.

If our wireless solutions do not achieve widespread adoption, if there is a slower rollout than we expect in certain markets, or if there is a reduction in demand for our wireless connectivity solutions or components including AC-Fleet, Lighthouse, Lantern, and asset trackers, caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders and decreased sales, which would adversely affect our business, operating results, and financial condition.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. The timing and size of sales of our wireless system solutions and components are variable and difficult to predict and can result in fluctuations in our net sales from period to period. In addition, our budgeted expense levels depend in part on our expectations of future sales. Because any substantial adjustment to expenses to account for lower levels of sales is difficult and takes time, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given quarter. Our net loss decreased from $12.4 million in the year ended December 31, 2023 to $8.7 million in the year ended December 31, 2024, and the net loss or income will fluctuate in the future. Prior to 2024, our net losses were $12.2 million, $8.7 million and $10.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
excess inventory held by customer;
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
•
any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation, and the timing of product releases or upgrades by us or by our competitors;
•
uncertainty surrounding the type, scope, and implementation of tariffs, trade policies, and other governmental action by the United States and other countries and the effect therefrom on international relations, sanctions, tariffs, and supply chains;
•
govenment approval delays
•
terrorism, political instability or war, and the imposition of sanctions or countermeasures by the United States and other countries in relation to such conflicts;
•
public health crises regionally and globally, including pandemics and epidemics; and
•
facility shutdowns related to local holidays in China and southeast Asia, affecting how customers make purchasing decisions.

The cumulative effects of the factors above could result in large fluctuations and unpredictability in our quarterly and annual operating earnings. Additionally, this may result in higher prices from suppliers which could negatively affect gross margins and increase operating expenses. You should not rely on our past results as an indication of future performance.

In addition, the financial markets and the global economy may be adversely affected by the current or anticipated impact of military conflicts in other countries, political unrest, tensions, and global and regional, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. In addition, concerns or adverse developments regarding liquidity risk related to financial institutions or the broader financial services industry could lead to market-wide liquidity shortages, impair the ability of us or other companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy and operating results may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment, or continued unpredictable and unstable market conditions. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, suppliers or customers may be adversely affected by the foregoing risks, which could adversely affect our business and operating results be adversely affected by the foregoing risks.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed, and our reputation may be damaged.

We have expanded our operations in the last several years and anticipate that further significant expansion will be required to achieve our business objectives. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. As we transition to a wireless system solutions provider, we expect these challenges to increase. Any such future growth would also add complexity to and require effective coordination throughout our organization. We use the services of third parties to perform tasks including design services and sales and marketing. Our growth strategy may entail expanding our group of contractors or consultants to implement additional functions going forward. Because we rely on consultants, effectively outsourcing key functions of our business, we will need to be able to manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality of the services provided by consultants is compromised for any reason, our ability to provide quality products in a timely manner could be harmed, which may have a material adverse effect on our business operating results and financial condition.

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

Our wireless connectivity solutions and components are subject to intense competition, including competition from our suppliers and the customers to whom we sell.

Antenna solutions are an established technical field with low intellectual property and technological barriers to entry. Antenna competition exists globally for all areas of our business and product lines. The markets in which we compete are rapidly evolving and intensely competitive, and we expect competition to increase in the future from established competitors and new market entrants. The markets are influenced by, among others, brand awareness and reputation, price, strength and scale of sales and marketing efforts, professional services and customer support, product features, reliability and performance, scalability of products, and breadth of product offerings. Due to the proprietary nature of some of our products, competition occurs primarily at the design stage. As a result, a design win by our competitors or by us typically limits further competition regarding that design. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition.

Additionally, our transition into more system-based solutions may bring more competitors into our markets than we have traditionally faced. As our solutions begin to contain more system components and commensurate higher average selling prices, the resulting product categories may attract additional competitors, or our customers may be more likely to begin to develop competing products. We face new competition from established telematics, networking, and IoT platform providers, which may create barriers to our market entry and limit our ability to grow in these sectors.

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

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products and systems solutions that address those needs. Our future success will be contingent on our ability to introduce new solutions for wireless applications, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop solutions that are competitive in the rapidly evolving wireless industry. In furtherance of these efforts, we will continue to invest significantly in ongoing research and development. However, such investments may not translate into material enhancements to our wireless solutions, which are important for us to compete effectively. As we complete our transition into a wireless systems solutions provider, our investment in research and development will grow to stay on the leading edge of next generation development and to align ourselves with the rapidly evolving technology needs of the industry. Moreover, the introduction of newly integrated wireless platforms and product and system enhancements will require coordination of our engineering efforts with those of our customers, carriers, suppliers, and manufacturers to efficiently achieve our growth objectives. As our business transitions to more complex system-based solutions, we must provide enhanced post-sales support, ongoing firmware/software updates, and higher levels of technical assistance. If we are unable to effectively support our customers in deploying and maintaining these solutions, we may experience reputational harm, reduced customer adoption, or an increase in warranty and service costs. If we fail to coordinate these efforts, develop product enhancements or introduce new solutions that meet the needs of our customers as scheduled, our operating results will be materially and adversely impacted, and our business and prospects will be harmed. We cannot assure that our new wireless solutions will meet customer expectations or that our wireless solutions will be competitive in the market.

The introduction of the next generation AirgainConnect, Lighthouse, Lantern and asset tracking platforms, and the transition to a more expansive level of advanced solutions, requires coordination of efforts and increased time and resources. If we fail to develop competitive solutions for customers with outstanding quality within the identified market window, our operating results may be materially and adversely impacted. As we rollout follow-on products and accessories for the AC-Fleet, Lighthouse, Lantern and asset tracker solutions, we may not be able to successfully develop to conform to carrier PTCRB certifications, and specific country and regulatory certifications and approvals of such products. Furthermore, our transition to full wireless system solutions introduces additional regulatory compliance challenges for new classes of devices such as Lighthouse. Our products must meet stringent equipment authorization and carrier certification requirements (such as PTCRB, FCC, and industry-specific and regional standards). Failure to secure timely authorizations or certifications or unexpected changes in regulatory requirements could delay product launches, increase costs, or impact on our ability to sell our solutions in key markets.

The successful deployment of our wireless system solutions depends on the reliability and security of our embedded software and firmware. Software bugs, cybersecurity vulnerabilities, or delays in providing necessary updates could result in product malfunctions, compromise the confidentiality, integrity, and availability of our customers’ own IT systems and/or our customers’ proprietary or other sensitive information, customer dissatisfaction, or reputational harm. Any failure to maintain robust software and cybersecurity protocols may negatively impact our business and financial performance. Furthermore, the stringent customer demands for these advanced solutions requires substantial ongoing effort and investment for solution maintenance, support, and evolution. If we are unable to continually provide such effort and investment to customers, our customers’ business could be adversely impacted, or customers could switch to competitor solutions, which would have an adverse impact on our operating results.

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

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $87.2 million on December 31, 2024. Airgain is transitioning to a wireless systems solutions company. Because the market for wireless systems solutions is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales support, customer service and experience, and marketing, and continue to develop new wireless ecosystems to address new and evolving markets. In addition, as a public company we will continue to incur significant legal, accounting, and other expenses. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

Customers that accounted for 10% or more of our total revenue provided approximately 54% of sales in the aggregate for the year ended December 31, 2024. Although our top customers that pay for our products have historically been ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers that drove the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Moving forward, as we transition to a wireless systems solutions provider, we expect a shift toward external wireless solutions and antenna technologies in the automotive and enterprise markets that may result in a corresponding shift in the customer mix. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.

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

We rely on a limited number of CMs and ODMS to produce and ship our products, and the failure to manage our relationships with these parties successfully could adversely affect our ability to market and sell our products.

We outsource the manufacturing, assembly and some of the testing of our products to CMs, and also engage with ODMs to substantially contribute to the development of certain of our products in addition to production and shipping. We have over the past two years engaged additional CMs and ODMs outside of China, including Vietnam, Taiwan and Mexico, to expand our capacity, and to diversify the global regions in which our products are manufactured. These CMs and ODMs are relied upon to develop, manufacture, control quality of, and ship our products. We do not have long-term contracts that commit CMs to manufacture products for us. Furthermore, political unrest or political instability, military conflict in any country in which our CMs and ODMs are located could experience political unrest, tensions and uncertainty. Global and regional, terrorism or other geopolitical events may have an adverse effect on our contract manufacturer’s ability to deliver quality products on time. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make substantially all of our purchases from our CMs and ODMs on a purchase order basis. Our CMs and ODMs are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on CMs for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our CMs to:

•
qualify appropriate component suppliers;
•
manage capacity during periods of high demand;
•
meet delivery schedules;
•
assure the quality of our products;
•
ensure adequate supplies of materials;
•
protect our intellectual property; and
•
deliver finished products at agreed-upon prices.

Additionally relying on ODMs for development, production, and shipping our products also presents significant risks to us including the inability of our ODMs to:

•
develop products in timely and cost-effective way with good quality;
•
assist us in ongoing support and maintenance for our products we are commercially shipping to our customers;
•
meet delivery schedules for ongoing production with assured quality;
•
protect Airgain’s confidential information.

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

The ability and willingness of our CMs to perform is largely outside of our control. We believe that our orders may not represent a material portion of our CMs’ total orders and, as a result, fulfilling our orders may not be a priority if our CMs are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our CMs suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional CMs, our ability to ship products to our customers would be delayed and our sales could become volatile, and our cost of sales may increase. For example, throughout 2021 and 2022, we experienced a disruption in our supply chain for certain components located in Asia and made several purchases of available inventory in order to secure supply for our customers, sometimes at higher than our traditional prices. Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our CMs:

•
financial problems of either CMs or component suppliers;
•
reservation of manufacturing capacity at our contract manufactures by other companies, inside or outside of our industry;
•
changes or uncertainty in U.S and non-U.S. tariffs and trade policy, economic sanctions, and other trade barriers, political unrest, or military conflict in regions where manufacturers are located; and potential conflicts involving other countries;
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

We rely on third-party components and technology companies to provide contents of our bills of material to that ultimately configure the devices that are deployed in our integrate solutions. Thus, we rely on our CMs to obtain the components and subassemblies necessary for the manufacture of our devices. In 2024 we experienced continued relief from the shortages in supply of components that we experienced from 2021 to 2022, but we expect that we will experience shortages, constraints, hoarding, and higher prices due to export controls on critical minerals for semiconductors and tariffs in 2025. In 2023 we saw relief on supply disruptions due to over correction. A return to such shortages or other supply disruptions are possible, as well as inflation of prices of certain components, and our ability to predict the availability and pricing of such components is limited. Over the past four years, there have been and continue to exist fluctuations between shortages of certain electronic components used in our industry and a surplus that have led to ongoing uncertainty regarding lead times for the manufacture of certain components in some of our products. If shortages return or occur in the future, as, our business, operating results and financial condition would be materially adversely affected. Unpredictable price increases of such components due to market demand may occur as well. While components and supplies are generally available from a variety of sources, our CMs depend on a single or limited number of suppliers for several components for our products. Further, certain products may utilize custom components available from only one or a limited number of sources. When a component or product uses new technologies, capacity constraints may exist until the suppliers’ manufacturing capacity has increased. Many factors may affect the continued availability of these components at acceptable prices, including if those suppliers decide to concentrate on the production of common components instead of components customized to meet our requirements. There is no assurance that the supply of such components will not be delayed or constrained. If our suppliers of these components or technology were to enter into exclusive relationships with other providers of wireless networking equipment or were to discontinue providing such components and technology to us and we were unable to replace them cost effectively, or at all, our ability to provide our products would be impaired. Additionally, poor quality in any of the single or limited sourced components in our products could result in lost sales or lost sales opportunities. Our CMs generally rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, our CMs may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner. Therefore, we may be unable to meet customer demand for our products, which would have a material adverse effect on our business, operating results, and financial condition.

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

The reduction in or loss of sales by these channel partners could materially reduce our sales. If we fail to maintain relationships with our channel partners, fail to develop new relationships with other channel partners in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive products on terms acceptable to them, or if these channel partners are not successful in their sales efforts, our sales may decrease, and our operating results could suffer.

Defects in our products or poor design and engineering services could result in lost sales and subject us to substantial liability.

Our advanced wireless connectivity technologies and systems are an increasingly complex and critical element in determining the operating performance of our customers’ products. If our connectivity solutions perform poorly, whether due to design, engineering, placement, failure to properly support the products, or other reasons, we could lose sales. In certain cases, if our connectivity solutions are found to be the component that leads to failure or a failure to meet the performance specifications of our customer, we could be required to pay monetary damages to our customer. Real or perceived defects or errors in our connectivity solutions could result in claims by channel partners and customers for losses they sustain. If channel partners or customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources to help correct the problem, including warranty and repair costs, process management costs and costs associated with remanufacturing our inventory. Liability provisions in our standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in reduced future customer sales and even product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products.

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

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of other risks described in this “Risk Factors” section and elsewhere in this annual report on Form 10-K, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future due to liquidity considerations or to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons. For example, in March 2024, we entered into an at-the-market issuance sales agreement (the Sales Agreement) with Craig-Hallum Capital Group LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $5 million in “at the market” offerings through or to the Agent, as sales agent or principal. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change.

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

We may enter into credit facilities with banks or secure other debt financing that could require us to provide a security interest in our assets and/or place restrictions on our operating and financial flexibility. Any such credit facility or debt instrument could contain customary affirmative and negative covenants and events of default applicable to us and our subsidiaries. The affirmative covenants could include, among others, covenants requiring us and our subsidiaries to maintain our respective legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, keep inventory, if any, in good and marketable condition and protect material intellectual property. The negative covenants could include, among others, restrictions on us and our subsidiaries from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. If we default under the facility or debt instrument, the lender or debt holders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate the facility or debt on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s or debt holders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender or debt holders could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the applicable agreement, thereby requiring us to repay the loan or debt immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender or debt holders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

Our business may suffer if our strategic alliances are not successful.

We enter into strategic alliances and other relationships with companies whose capabilities complement our own. For example, we recently entered into a strategic partnership with Omantel, a telecommunications provider in Oman, regarding 5G connectivity solutions in the Middle East and North Africa. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new-market creation. To be successful, we must first be able to define, identify and secure alliance partners which align with our growth and technological plans. We cannot be certain that our alliance partners will provide us with the support we anticipate, or that such alliance or other relationships will be successful in creating new or improved products. Our success is also highly dependent upon our ability to manage the alliances, promote the benefits to us, and to not prohibit or discourage other opportunities which may be beneficial to us in the future. Also, certain provisions of alliance agreements may include restrictions that limit our ability to independently pursue or exploit the developments under such strategic alliances. If a strategic alliance fails to perform as expected or if the relationship is terminated, we could experience delays in new product development or impairment of our relationships with customers, and our ability to develop new solutions in response to industry trends or changing technology may be impaired and our results of operations could be adversely affected.

We are developing a number of our new products and wireless connectivity solutions in partnership with other companies. If any of these companies were to fail to perform, or our partnerships were to be unsuccessful, we may not be able to bring our solutions to market successfully or on a timely basis.

We have partnered, and expect to continue to partner, with certain companies to further advance or develop our wireless connectivity solutions and develop or expand on new and existing technologies. These arrangements involve the commitment by each company of various resources, including technology, and research and development. If these arrangements do not develop as expected, especially those that involve our proprietary technologies, or if the products and/or services produced by our partners do not meet the required quality standards, our ability to introduce new antenna products and wireless connectivity solutions successfully and on schedule may be limited. Further, we cannot provide any assurances that our existing partnerships will be maintained successfully or at all, the failure of which could have a material adverse effect on our business and results of operations. If existing partnership entity has any technical difficulties, if our partnership with them does not continue to develop, or if the technology developed in partnership does not develop or the partnership entity does not perform as expected or suffers market-launch delay or project-cost overrun, our sales may decrease, and our operating results could suffer.

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

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2024, the Company had net operating loss (NOL) carryforwards of approximately $19.6 million for federal income tax purposes and $11.9 million for state income tax purposes, subject to limitations may be available to offset our future taxable income, if any. Our federal and state NOL carryforwards begin to expire in 2029, and 2026, respectively. Federal NOLs generated in taxable years beginning after December 31, 2018 however, will carryforward indefinitely and may generally only be used to offset 80% of future taxable income in taxable years. As of December 31, 2024, we also had federal and state research and development and other tax credit carryforwards of approximately $2.4 million and $2.0 million, respectively, available to reduce future income tax liabilities, subject to limitations.

Our federal tax credit carryforwards begin to expire in 2026, and our state tax credits will begin to expire in 2032. These NOL and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities.

Furthermore, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use pre-change NOL and tax credit carryforwards to offset future taxable income and income taxes, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. The Company’s use of U.S. federal and state NOL and tax credit carryforwards could be limited further by ownership changes. We have recorded a $16.7 million valuation allowance related to our

NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including any pandemic or epidemic. For example, the COVID-19 pandemic created considerable instability and disruption in the U.S. and world economies and had a material and adverse effect on our business and operations. The COVID-19 pandemic caused disruption and restrictions on our and our customers’ ability to travel, temporary closures of our office buildings and the facilities of our customers or suppliers, cancellations or modification of key industry marketing events, disruptions with our CMs and suppliers located in affected regions and overall adversely affect development of and sales for our products and solutions.

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

In the United States, data privacy laws and regulations are promulgated at the federal and state level, some of which are enforced by the Federal Trade Commission (FTC). There are also laws regulating the use of personal information for direct marketing purposes, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which establishes specific requirements for commercial email messages, and the Telephone Consumer Protection Act, and the Telemarketing Sales Rule as interpreted and implemented by the FCC and United States courts, or TCPA, which imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers. At the state level, California enacted legislation, the California Consumer Privacy Act of 2018, or CCPA, which provides new data privacy rights for California consumers and the California Privacy Rights Act, or CPRA, which took effect on January 1, 2023. The CPRA modifies the CCPA by providing significant new data privacy rights. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which has created the potential for a patchwork of overlapping but different state laws. Since the CCPA went into effect, general privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, Utah, Connecticut, Utah, Texas, Montana, Oregon, Delaware, Iowa, New Hampshire, Nebraska, and New Jersey, and will soon be enforceable in several other states as well. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level.

Foreign data protection laws, including the EU General Data Protection Regulation 2016/679, (GDPR) and the U.K. data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together, UK GDPR) (the EU GDPR and UK GDPR together referred to as the GDPR), may also apply to other personal information obtained outside of the United States. The GDPR impose stringent requirements for entities processing personal information, including specific requirements regarding transfers of data outside of the European Economic Area (EEA) and UK. In relation to such cross border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/ or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. In addition, there are other European laws and regulations regarding ePrivacy, that apply in addition to the GDPR and UK GDPR, to cookies and similar tracking technologies, electronic communications and marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to additional costs, require systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/ change our use of such technologies, as well as civil claims including class actions, and reputational damage. Changes proposed by providers of major browsers to allow users to limit the collection of certain data generally or from specified websites could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers. These changes could adversely affect our business, given our use of cookies and similar technologies to target our marketing and personalize the consumer experience. These and other recent legal developments in Europe have created complexity and uncertainty regarding these laws, the sufficiency of certain transfer mechanisms and how to comply.

In addition to the EU, the UK, and Asia have addition of data privacy legislation including China, Hong Kong, Japan, Singapore, and South Korea. Although we are continuing to take steps to comply with these and future laws and regulations, the scope of many of the requirements remains unclear, can be subject to significant change or interpretive or enforcement application, and may be inconsistent from one jurisdiction to another, and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that such steps will be sufficient. Compliance with current and future laws and regulations may require changes to our collection, use, transfer, disclosure or other processing of information about individuals and systems, and may thereby increase compliance costs. If we are unsuccessful, whether actual or perceived, in our efforts to comply with these and future laws and regulations, we may incur substantial additional costs in compliance, reputational harm, affect the manner in which we provide our services, including the geographies we service, and be subject to complaints and/or regulatory investigations (including orders to cease or change our processing of personal information), significant monetary liability, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, such as claims by industry groups or other third parties, which may have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our International Operations

We are subject to risks associated with international geopolitical and military conflicts.

Our business has been impacted and may continue to be impacted by geopolitical conditions, such as a resultant international trade war, military conflicts in other countries, and increased political tensions with or related to Russia, Europe, the Middle East, and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States and other countries. Polices made by the U.S. government and policies made by other countries may make significant changes in trade policies that could negatively affect our business.

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

For the year ended December 31, 2024, approximately 41% of our products, based on sales, are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. In addition, we anticipate further expansion of our global presence and extending our salesforce reach internationally. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers and our channel partners. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity, we may be unable to grow sales to existing customers.

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

In addition, we are subject to risks related to regulation of exports, re-exports and transfers of products, software or technology regulated under United States laws and regulations. From time to time, the U.S. Department of Commerce may impose licensing restrictions on certain parties with whom we conduct business, which may limit or prohibit our ability to continue these activities. For example, certain of our customers have been or are designated on the U.S. Department of Commerce’s Entity List and subject to licensing requirements in connection with exports, re-exports, and transfers of US-regulated items. These designations may result in the loss or temporary loss of such customers and could have a material adverse effect on our business, financial condition and results of operations and affect our international sales strategy in China and elsewhere around the world. Although we undertake to conduct our business in compliance with applicable laws and regulations and have no knowledge of any issues of noncompliance with respect to export controls, our failure to successfully comply therewith may expose us to negative legal and business consequences, including civil or criminal penalties, government investigations, and reputational harm.

We are subject to governmental export and import controls and supply chain-related regulations that could impair our ability to compete in international markets due to licensing requirements, result in the disruption of our supply chains and/or subject us to liability and reputational harm if we are not in compliance with applicable laws.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries and territories, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed, including as a result of military conflicts in other countries may impact our ability to sell our products within regions covered by such sanctions or with or involving targeted persons. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including, for example, fines and/or denial of certain export privileges. These export and import controls, and economic sanctions could also adversely affect our manufacturers, suppliers and customers.

We are subject to risks generally associated with having a global supply chain, including certain laws and regulations related to forced labor and human rights. In June 2022, the U.S. Uyghur Forced Labor Prevention Act (UFLPA) went into effect, which imposes a rebuttable presumption that that the importation of any goods, wares, articles and merchandise mined, produced or manufactured wholly or in part in the UFLPA-designated region, or produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles and merchandise are not permitted entry to the United States. UFLPA or other U.S. human rights trade restrictions could affect the sourcing and availability of products, lead to our products being held for inspection by CBP and delayed or rejected for entry into the United States, result in other supply chain disruptions, or cause us to be subject to penalties, fines or sanctions. In the future, these human rights-related trade restrictions may expand in the United States or extend beyond the United States. For example, the Corporate Sustainability Due Diligence Directive (CSDDD) was approved by the EU in July 2024. When the CSDDD comes into force, it will be required to be transposed into the national laws of EU member states. The CSDDD will introduce, amongst other obligations, new due diligence, stakeholder engagement, monitoring and disclosure obligations. The CSDDD also introduces a new civil liability and penalty regime in relation to compliance with its terms. These new regimes might introduce new avenues for regulatory enforcement or litigation against us, which could be time-consuming, costly and harmful to our reputation, even if successfully resolved or settled. In addition, the EU Forced Labour Regulation (Forced Labour Regulation) will prohibit the sale, import and export of products made with forced labour in the EU market and give EU member states additional investigatory powers to enforce such ban, and will come fully into force in December 2027. The UFLPA, the CSDDD, the Forced Labour Regulation and similar regulations (including product-specific requirements, like the EU’s Batteries Regulation) could all similarly impact our supply chain. Even if we were not subject to penalties, fines or sanctions or supply chain disruption under these restrictions, if products we source are linked in any way to forced labor, our reputation could be harmed.

On October 7, 2022, the Bureau of Industry and Security (BIS) issued new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. The new export controls impose broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment, may impact our ability to license or support our products to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. Such restrictions, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition. In October 2023, BIS announced additional restrictions on the export of certain advanced computing chips and manufacturing technology to China, primarily focused on integrated circuits with military, data center, or artificial intelligence applications. These export control changes of certain integrated circuits are now subject to export licensing and export control restrictions for export or re-export to China and certain other countries. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions. On January 13, 2025, BIS also announced new controls on advanced computing chips and certain closed AI model weights, including worldwide licensing requirements on certain advanced computing integrated circuits and certain semiconductor end-uses.

Changes to United States tax, tariff, Department of Defense’s Section 1260H List, and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There have been significant changes and proposed changes to United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China, Canada, and Mexico, among others. Tariffs in particular are in flux, potentially volatile, and involve some of the United States’ largest trading partners. For example, in late 2024, the U.S. announced an increase in tariffs on solar wafers and polysilicon imported from China, raising them from 25% to 50% effective January 1, 2025. These tariffs, along with existing and potential future trade restrictions, pose significant risks to our operations, especially given our reliance on ODMs for wireless connectivity solutions systems. ODMs frequently source critical components from China, and higher tariffs will likely increase production costs, disrupt supply chains, and impact our cost of goods sold. Additionally, stockpiling behaviors and supply shortages driven by these tariffs may lead to delays, reduced margins, and increased pricing pressures.

Regulatory changes and geopolitical developments further compound these risks. In 2024, new requirements under environmental regulations, including restrictions on PFAS chemicals, expanded emissions reporting, and the EU Battery Regulation, increased compliance complexity and operational costs. At the same time, China’s 2024 export ban on critical minerals such as gallium, germanium, and antimony has disrupted and may continue to disrupt global supply chains, driving up costs for semiconductors, sensors, and LEDs — core components in our wireless connectivity solutions. Given that China dominates the global gallium supply, and the resulting price inflation and supplier limitations create additional uncertainty for our production timelines and profitability.

Additionally, evolving regulatory measures under the DoD’s Section 1260H List introduce significant uncertainties for our business, particularly regarding our ability to engage in contracts with U.S. Department of Defense agencies. While Section 1260H does not directly impose prohibitions, further legislative measures, including those under the FY 2024 and FY 2025 National Defense Authorization Acts, will prohibit DoD agencies from acquiring certain goods, services or technologies from entities included on the 1260H List. The prohibition impacts contracts for direct sales from entities on the 1260H List beginning in June 2026 and for indirect sales from entities on the 1260H List beginning in June 2027. To the extent that any of our suppliers are included on or added to the 1260H List, the use of goods, services or technologies from those suppliers could restrict our business opportunities with certain customers, further affecting our operations.

The United States may maintain or increase existing tariffs or impose new ones. In response, China, Canada, Mexico, and other countries have imposed or proposed additional tariffs on certain exports from the United States, and it is unclear what future actions countries will or will not take with respect to trade policies, treaties, and tariffs.

Because we use products containing imported components that are covered under these fluctuating trade policies, we have engaged new CMs outside of China for additional supply chain diversity as well as an option of supply of components and assemblies for our wireless solutions that are less likely to be subject to delivery disruptions or increased tariffs.

Nonetheless, the changes and proposed changes to United States trade policies, treaties, tariffs and taxes, which are outside of our control, , contribute to significant uncertainty about the future relationship between the United

States, China, Canada, Mexico, and other countries. Specifically, such developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade particularly between the above-listed countries. Any of these factors could depress economic activity; restrict our access to suppliers or customers; have a material adverse effect on our business, financial condition, and results of operations; and/or affect our strategy in China and elsewhere around the world.

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products or our end-customer’s products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

Our products and our end-customers’ products are subject to governmental regulations regarding radio frequency devices in many jurisdictions. To achieve and maintain market acceptance, our products, or our end-customers’ products must continue to comply with these regulations and many industry standards designed to prevent interference with other radio services and to limit human exposure to harmful radiation. In the United States, our end-customers’ products and our products (in cases where we provide devices that are end-device certified) must comply with such regulations issued by the (FCC) before they can be marketed or sold, or imported into, the United States, and may also be required to conform to industry standards defined by industry associations or organizations, such as Underwriters Laboratories, for commercial acceptance. We and our end-customers must also comply with similar international regulations and standards.

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

The trading price of our common stock may be volatile and may fluctuate substantially in response to various factors. This may be especially true for companies with a small public float. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The trading price of our common stock depends on several factors, including those described in this “Risk Factors” section and elsewhere in this annual report on Form 10-K, including:

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
•
any major change in our management;
•
general economic conditions and slow or negative growth of our markets; and
•
other events or factors, including those resulting from outbreaks of contagious disease, inflation and interest rate changes, financial institution instability, wars, political unrest, regional tensions, and global and regional, terrorism or other geopolitical events.

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

We rely on information technology to process, transmit, and store electronic and financial information and information about individuals, to manage a variety of business processes and activities, to maintain the financial accuracy of our records, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. We own and manage some of these information technology systems but also rely on third parties for a range of information technology systems and related products and services, including but not limited to cloud computing services. Third party products including cloud computing services and hardware come with risks that Airgain continuously monitors to ensure industry best practices are in use and consistent with replacement cycles to mitigate these risks. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, telecommunication failures, defects, errors, catastrophic events, terrorism or war, which according to United States government sources and others has resulted in a heightened risk of cyberattacks against companies like ours. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

Information technology security threats are increasing in frequency, persistence, intensity and sophistication. We and our third-party service providers may also experience information technology security threats that may remain undetected for an extended period. Any perceived or actual compromise, breach, or misuse of our or our third-party service providers’ systems or information could cause us to incur damage to our reputation, and expose us to a risk of loss or litigation (including by our customers) and possible monetary liability, affect the manner in which we provide our services, and subject us to complaints and/or regulatory investigations, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, and could adversely affect our business, results of operations, financial condition and prospects. We may also incur significant costs to notify, in particular, affected individuals, maintain our security precautions and/or to correct problems caused by the compromise, breach or misuse of our systems or information. The costs of any compromise, breach or misuse of our systems or information could exceed our available insurance coverage, or could result in denial of coverage as to any specific claim, or a change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements. And any failure by our third party information technology providers, or any other entity in our collective supply chain, to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, systems or information could have similar adverse consequences for us. To date, we have seen no material impact on our business or operations from these information technology security threats. Any future significant compromise, breach, or misuse of our data security could result in significant costs and damage to our reputation, and could materially adversely affect our business, results of operations, and financial condition. The ever-evolving threats mean us, and our third-party service providers must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security compromises, breaches, or misuses.

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

Our business depends on the economic health and general willingness of our current and prospective end- customers to make those capital commitments necessary to purchase our products. If the conditions in the U.S. and global economies become uncertain or volatile, or if they deteriorate, including as a result of the current or anticipated impact of military conflict, political unrest, regional tensions, and global and regional, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We use the CIS benchmarks as a guideline to strengthen our cybersecurity practices. This is intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our adoption of the CIS benchmarks is a helpful baseline for potential future alignment with internationally recognized frameworks such as NIST Cybersecurity Framework, or ISO 27001.

Integration with Enterprise Risk Management

Our cybersecurity risk management program is integrated into our enterprise risk management framework. It shares methodologies, reporting channels, and governance processes applied across other risk domains, including legal, compliance, strategic, operational, and financial risks.

Core Components of the Cybersecurity Risk Management Program

Our program includes the following:

•
Risk Assessments: Conducting risk capacity evaluations, pressure tests, and gap analyses while formalizing risk tolerance.
•
Security Team: A team dedicated to managing cybersecurity risks, implementing security controls, and responding to incidents.
•
External Expertise: Engaging third-party providers to evaluate, test, and enhance aspects of our security controls.
•
Cybersecurity Awareness Training: Ongoing training for employees, incident response personnel, and senior leadership.
•
Third-Party Risk Management: Assessing and monitoring vendors, suppliers, and service providers to mitigate risks to our organization.

Material Cybersecurity Risk Assessment

We have recently completed an IT Audit of our China Office as part of our broader cybersecurity risk management efforts. This audit identified certain gaps in our systems, processes, and controls specific to our operations in China. These gaps do not indicate the presence of any known cybersecurity threats or incidents, but they highlight areas for improvement to strengthen our overall cybersecurity posture.

We are actively and diligently working to address and mitigate these gaps by enhancing our security controls and aligning them with our enterprise-wide cybersecurity strategy. This proactive approach ensures that our systems remain resilient and secure in an evolving regulatory and operational environment.

At this time, no cybersecurity threats or incidents have been identified that have materially affected or are reasonably likely to materially affect our operations, business strategy, results, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee of our board of directors (Audit Committee) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

Management updates the Audit Committee and executives as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including the CTO and IT Manager, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management team has several years of experience and has been trained for various roles in information technology and cybersecurity at numerous technology companies. The team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include:

•
Briefings from internal security personnel;
•
Threat intelligence and information obtained from governmental, public, or private sources, including external consultants engaged by us; and
•
Alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES

Our corporate headquarters occupy approximately 11,200 square feet in San Diego, California, under a lease that expires in September 2031. Our NimbeLink facility, located in Plymouth, Minnesota, occupies 9,000 square feet under a lease that expires in June 2025. We utilize a 5,200 square foot research, development, and test facility in Scottsdale, Arizona, under a lease that expires in February 2025. We utilize a 3,000 square foot warehouse in Scottsdale, Arizona, under a lease that expires in February 2028. For testing services, we lease a 4,100 square foot property in Vero Beach, Florida, and a 3,500 square foot property in Jonestown, Texas.

We lease an office space in four locations outside of the United States including leases in Shenzhen, China; Jiangsu Province, China; Zhubei City, Taiwan; and Cambridge, United Kingdom.

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

Holders of Common Stock

As of February 20, 2025, there were 11,558,901 shares of our common stock outstanding held by approximately 27 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

380

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

Business Overview

Headquartered in San Diego, California, Airgain, Inc. (NASDAQ: AIRG) is a leading provider of advanced wireless connectivity solutions that drive cutting-edge innovation in 5G technology. We are committed to delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer.

Our enterprise products include Smart Network Controlled Cellular Repeaters (Smart NCRs), fixed wireless access (FWA) devices, asset tracking solutions, embedded cellular modems, and antennas for access points and Internet of Things (IoT) applications. Our automotive products include our second generation AirgainConnect® Fleet system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway – and aftermarket antennas. Our consumer products include embedded antennas for consumer access points, wireless gateways, smart home devices and FWA devices.

We have a rich history of providing radio frequency (RF) expertise, services, and solutions to mobile operators and major original equipment manufacturers (OEMs). We expanded our current portfolio of embedded cellular modems, asset tracking solutions and custom IoT systems with advanced 5G connectivity solutions, including our AirgainConnect Fleet vehicle gateway, Smart Network Controlled Cellular Repeaters, and FWA system solutions. We are leveraging our RF and systems experience, and our Mobile Network Operator (MNO) and Multiple Service Operator (MSO) relationships to deliver complex and differentiated system solutions.

Core Markets

The enterprise market requires reliable wireless access across various use cases, including smart cities, utilities, factories, buildings, campuses, transportation hubs, stadiums, and suburban developments. Our Lighthouse smart repeater platform consists of a high-power large area indoor and outdoor network repeater for MNOs and systems integrators. Our outdoor 5G LanternTM FWA device is designed to address 5G connectivity challenges, reduce deployment costs and enhance customer experiences. Our asset tracking solutions are deployed across transportation, supply chain, and other specialized applications. In addition to hardware, our asset tracking solution includes a recurring revenue component, our subscription-based NLink cloud-based device enablement platform, which allows for deployment and integration with enterprise systems via open application programming interfaces (API). Our NimbeLink embedded modems serve numerous enterprise IoT sectors requiring cellular connectivity such as packaging, logistics, EV charging, smart cities, smart buildings, agriculture, asset tracking, and self-service innovations. Our custom products feature joint engineering collaboration with strategic customers to develop industrial IoT products (IIoT) for specific applications while helping them reduce their time to market. Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, products, and applications, including access points, gateways, FWA devices and utility meters.

In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket applications, supporting a variety of technologies that include 5G, LTE, Wi-Fi, LPWAN, GNSS, and Bluetooth. Fleet and aftermarket products in the automotive market typically consist of applications where vehicular wireless routers are paired with external antenna systems to provide connectivity to mobile assets. In the third quarter of 2024, we expanded our product offering with our second generation AirgainConnect® Fleet (AC-Fleet) system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway – that provides 4G/5G cellular connectivity with built-in multi-profile eSIM, GPS, Wi-Fi, and gigabit ethernet router functionalities. We also offer a full line of external fleet antennas that are designed to be rugged, reliable, and flexible to meet almost any need. These antennas include high-performance and low-profile versions that mount on the roof, trunk, windshield, or dashboard and are optimized for 5G, 4G, Wi-Fi, and GNSS.

The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, smart TVs, smart home devices, and set-top boxes. These consumer products support a variety of technologies, products and services, including 4G/LTE, 5G, Wi-Fi, Bluetooth, LPWAN and GNSS (Global Navigation Satellite System).

Macroeconomic conditions

Macroeconomic conditions have continued to create demand softness in certain markets. While our sales grew by 8% year-over-year, we experienced a demand softness combined with excess inventories in our channels and our direct customers, in our existing markets. While we are experiencing a market recovery with our consumer customers, we anticipate the inventory surplus some of our enterprise and automotive customers have may extend into the first half of 2025. We believe the previously broad demand softness that we experienced in 2023 has become more product and customer specific, as the industry re-calibrates to optimal inventory levels. We remain focused on the execution of our strategic product initiatives and operational efficiencies, which lay the foundation of our revenue and profitability growth when market conditions improve.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including macro-economic and geopolitical uncertainties, import/export controls and trade policies of the United States and other countries, the impact of inflation on consumer spending, and our ability to transition from a component provider to a wireless systems provider and to develop technology leadership and expand our markets.

Our performance and future success also depend on factors such as continued investments in our growth, our ability to expand into growing addressable markets, including enterprise, automotive, and consumer, our ability to develop, market and sell advanced systems solutions that meet our customers’ requirements, the average selling prices of our products and solutions, and manufacturing costs. Our customers are price conscious, and our operating results are affected by pricing pressure which may force us to lower prices below our established list prices. Our ability to maintain or increase our sales depends on, among other things:

•
new and existing end customers selecting our solutions for their wireless devices and networks;
•
investments in our growth to address customer needs;
•
timely development of our differentiated product offerings and technology solutions;
•
our ability to target new end markets;
•
the proliferation of Wi-Fi connected home devices and data intensive applications;
•
the impact of global supply shortages on our business and that of our end customers;
•
international expansion in light of continuing global tensions; and
•
the ability to successfully integrate past and any future acquisitions

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, pandemics and epidemics, global trade disputes or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during 2024.

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

Our financial highlights for 2024 include the following:

•
Sales increased by 8.1% in 2024 compared to 2023. The increase in sales was primarily driven by the enterprise and consumer markets.
•
Gross profit as a percentage of sales increased to 40.9% in 2024 compared to 37.1% in 2023. The increase was primarily due to improved automotive and enterprise product margins rate.
•
Loss from operations decreased by $3.5 million in 2024 compared to 2023. The decrease in the loss from operations was primarily due to an increase of $4.0 million in gross profit on higher sales.
•
Our effective tax rate for each year was 2% and -1% in 2024 and in 2023, respectively.
•
We ended 2024 with cash and cash equivalents and restricted cash totaling $8.6 million, which is a $0.6 million increase from the prior year.

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

Research and Development. Research and development expenses primarily consist of personnel and project development costs. These expenses include work related to the design, development and testing of system solutions and components. These expenses include salaries, stock-based compensation, benefits, bonuses, project development and testing, prototype material, consulting, travel, and similar costs, and depreciation and allocated costs for certain facilities. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of advanced system solutions, although our research and development expense may fluctuate as a percentage of total sales.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expenses also include the costs of trade shows, advertising, marketing programs, promotional materials, demonstration equipment, travel, and allocated costs for certain facilities. We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to market and sell our advanced system solutions globally, although our sales and marketing expense may fluctuate as a percentage of total sales.

General and Administrative. General and administrative expenses primarily consist of personnel and facility related costs for our executive, legal, human resource finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, other professional services fees, depreciation and intangible amortization, and other corporate expenses. We expect general and administrative expenses to fluctuate as we grow our operations.

Other (Income) Expense

Interest Income, net. Interest income consists of interest from our cash and cash equivalents offset by interest expense which consists of interest charges on credit card charges and certain vendor bills.

Other Expense (Income), net. Other expense and income consists of realized foreign exchange gains or losses, state franchise tax benefit, and other income.

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

Statements of Operations Data (dollars in thousands)	For the Years Ended December 31,
	2024	2023	2024	2023
Sales	$60,599	$56,040	100.0%	100.0%
Cost of goods sold	35,797	35,277	59.1	62.9
Gross profit	24,802	20,763	40.9	37.1
Operating expenses:
Research and development	11,864	10,505	19.5	18.7
Sales and marketing	9,203	9,126	15.2	16.3
General and administrative	12,663	13,532	20.9	24.2
Total operating expenses	33,730	33,163	55.6	59.2
Loss from operations	(8,928)	(12,400)	(14.7)	(22.1)
Other income, net	(88)	(100)	(0.1)	0.2
Loss before income taxes	(8,840)	(12,300)	(14.6)	(21.9)
Income tax (benefit) expense	(152)	128	(0.3)	0.3
Net loss	$(8,688)	$(12,428)	(14.3)%	(22.2)%

Comparison of the Years Ended December 31, 2024 and 2023

(all tables—dollars in thousands)

Sales	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Sales	$60,599	$56,040	$4,559	8.1%

Sales for 2024 increased $4.6 million, or 8.1% compared to 2023. Consumer market sales increased $2.8 million to $21.7 million for 2024 from $18.9 million for 2023, driven by higher sales to cable and mobile network operators. Enterprise market sales increased $2.3 million, to $29.5 million for 2024 from $27.2 million for 2023, primarily driven by higher embedded modems sales. Automotive market sales decreased $0.5 million to $9.4 million for 2024, from $9.9 million for 2023, due to lower Aftermarket sales, partially offset by shipments of AirgainConnect Fleet.

Cost of Goods Sold	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Cost of goods sold	$35,797	$35,277	$520	1.5%

Cost of goods sold for 2024 increased $0.5 million or 1.5% compared to 2023. The increase was due to higher sales, partially offset by improved automotive and enterprise product margin rates.

Gross Profit	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Gross profit	$24,802	$20,763	$4,039	19.5%
Gross profit (percentage of sales)	40.9%	37.1%		3.8%

Gross profit for 2024 increased $4.0 million, or 19.5%, compared to 2023 primarily due to improved automotive and enterprise product margin rates.

Gross profit as a percentage of sales for 2024 increased by 380 basis points compared to 2023.

Operating Expenses	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Research and development	$11,864	$10,505	$1,359	12.9%
Sales and marketing	9,203	9,126	77	0.8%
General and administrative	12,663	13,532	(869)	(6.4)%
Total operating expenses	$33,730	$33,163	$567	1.7%

Operating expenses for 2024 increased $0.6 million or 1.7% compared to 2023. The increase was due to higher engineering expenses developing the company’s product roadmap, partially offset by lower general and administrative expenses driven by operational efficiencies.

Other (income) expense:	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Interest income, net	$(115)	$(109)	$(6)	5.5%
Other expense, net	27	9	18	200.0
Total other income, net	$(88)	$(100)	$12	(12.0)%

Other expenses for 2024 and 2023 consists primarily of unfavorable foreign currency transaction remeasurement adjustments.

Income Tax Expense

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Income tax (benefit) expense	$(152)	$128	$(280)	(218.8)%

Income tax benefit for 2024 increased $0.3 million or 218.8%, compared to 2023 primarily due to a decrease in foreign income tax accrual.

Liquidity and Capital Resources

We had cash and cash equivalents of $8.5 million at December 31, 2024. Each year from 2013 through 2024, we have incurred net losses. As a result, we have an accumulated deficit of $87.2 million at December 31, 2024.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Twelve months ended December 31,
	2024	2023
Net cash used in operating activities	$(3,527)	$(3,301)
Net cash used in investing activities	(178)	(346)
Net cash provided by (used in) financing activities	4,301	(458)
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(7)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	$589	$(4,102)

Net Cash Used in Operating Activities.

Net cash used in operating activities was $3.5 million for the year ended December 31, 2024. The cash decrease was primarily driven by the net loss of $8.7 million, and by a $3.2 million net increase of operating assets and liabilities, offset by $8.4 million in non-cash expenses.

Net Cash Used in Investing Activities.

Net cash used in investing activities of $0.2 million for the year ended December 31, 2024 was primarily for purchases of property and equipment.

Net Cash provided by Financing Activities.

Net cash used in financing activities of $4.3 million for the year ended December 31, 2024 was primarily from $4.1 million of net proceeds after fees and expenses from the issuance of approximately 760,000 shares of common stock via our ATM offering program. Additionally, we received $0.3 million from the proceeds of common stock issuances under the ESPP and equity option exercises. These proceeds were partially offset by $0.1 million tax payments for net share settlement of restricted stock units.

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

We applied for ERC refunds in 2023, totaling $2.5 million, net of professional fees. In January 2025, we received refunds of $1.4 million, net of professional fees, plus an additional $0.2 million for interest. There is no assurance that we will ultimately receive the remaining refund balance, or the timeframe of any such receipt, based on IRS review or otherwise. As of December 31, 2024, we have not recognized the ERC in our financial statements.

At-the-Market Sales Agreement

On March 7, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the Sales Agreement) with Craig-Hallum Capital Group LLC (Craig-Hallum). Pursuant to the Sales Agreement, the Company may sell at its option, up to an aggregate of $5.0 million in shares of its common stock through Craig-Hallum, as sales agent. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company has agreed to pay Craig-Hallum a sales commission of 3.0% of the gross proceeds for sales under the Sales Agreement.

The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any additional shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that the Company may sell or the dates when such sales will take place. During the year ended December 31, 2024, 760,000 shares of common stock were issued pursuant to the Sales Agreement for net proceeds of $4.1 million, after deducting commissions. As of December 31, 2024, $0.5 million remains available under the Sales Agreement for future sales of the Company’s common stock.

Lease Modification

On December 31, 2024, the Company entered into a Third Amendment (Lease Amendment) to the Office Lease, relating to the Company’s corporate headquarters in San Diego, California. The Lease Amendment extends the term for the Lease from the prior expiration on November 30, 2025 to its new expiration on September 30, 2031. There is no right to further extend the term of the Lease. The Lease Amendment provides that the annual base rent for the leased space shall be $699,051, or $58,254 on a monthly basis for the 12-month period beginning January 1, 2025, which amount shall increase 3% annually beginning on January 1, 2026. The Company is entitled to base rent abatement beginning on January 1, 2025 through October 31, 2025.

Since an implicit rate of the lease was not available and having limited comparative information, the Company engage a valuation specialist to develop a methodology to estimate the incremental borrowing rate (IBR) to calculate the present value of future lease payments. The IBR was developed using quantitative analysis that involved developing an unsecured credit rating, determining a collateral adjustment, and applying a debt yield curve.

For more details of the headquarter lease modification, see exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024.

Liquidity and Capital Resources Assessment

As of December 31, 2024, management performed the annual assessment of the Company's ability to meet its obligations as they become due within one year based on relevant conditions and events that are known and reasonably knowable. Following ASC 205-40 guidance, management considered quantitative and qualitative information to evaluate the Company's ability to meet obligations. Based on the analysis of the relevant conditions and events that are known and reasonably known as of December 31, 2024, the Company concluded that it is probable that it will be able to meet all of its financial obligations as they become due in the next twelve months.

The relevant conditions and events that are known and reasonably known as of February 27, 2025 related to the Company have not significantly changed since December 31, 2024. Therefore, the resulting cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (first-in, first-out method). For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). For items that are manufactured by the Company's CMs, cost is determined using the weighted average cost method. We write-down inventory when it has been determined that conditions exist that may not allow the inventory to be sold for at the intended price or the inventory is determined to be obsolete based on assumption about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of goods sold. We evaluate inventory at least annually and at other times during the year. Charges to cost of goods sold for excess, obsolete, and lower of cost or net realizable inventories totaled $0.8 million and $1.2 million in 2024 and 2023, respectively.

Stock-Based Compensation

The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Stock-based compensation expense is measured and recognized in the consolidated financial statements based on the fair value of the awards granted. We use the Black-Scholes option-pricing model to estimate the fair value of our stock-based awards including: stock options and employee stock purchase plan (ESPP). This valuation model requires the input of highly subjective assumptions, the most significant of which is our estimates of expected volatility and the forfeiture rate of the award. We determine volatility by solely using the Company’s own historical volatility measurements from the time the Company traded public publicly. The forfeiture of stock awards is recognized upon the actual forfeitures date.

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

Goodwill and Other Intangible Assets

We have a significant amount of goodwill and finite-lived intangible assets. At December 31, 2024, the Company's goodwill and intangible assets totaled $16.6 million, or 34% of our total assets.

Our intangible assets were obtained from business combinations, such as goodwill, customer relationships, developed technologies, market related intangibles and non-compete covenants. The intangible assets were initially recorded at estimated fair value. We amortize the non-goodwill intangibles over an estimated life of 2 to 11 years, using the straight-line method.

These assets are carried at the estimated fair value at the time of acquisition and assets. However, if their estimated fair value is less than the carrying amount, we would recognize an impairment charge for the amount by which the carrying amount of these assets exceeds their estimated fair value.

Goodwill

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

The Company evaluated qualitative factors for goodwill impairment as of December 31, 2024. The Company is expecting cash flows will be sufficient to meet its obligations in the next twelve months. Several factors indicates that macroeconomic and industry conditions have improved since December 31, 2023, including the Company's stock share value, annual sales total, working capital and gross margin. Raw material costs per unit slightly increased in 2024 and are expected to increase in the next twelve months, but we expect the favorable macroeconomic and industry factors to minimize effects of increasing raw material costs. After assessing the totality of events or circumstances, the Company determined that there were no events or circumstances as of December 31, 2024 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount.

Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of December 31, 2024. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of December 31, 2024.

No impairment losses were recorded against the goodwill during each of the twelve months ended December 31, 2024 and 2023.

Other Intangible Assets

We perform an intangible assets impairment assessment annually and during the interim when facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for product lines.

The Company performed an impairment test as of December 31, 2024 to determine the recoverability of the assets group by comparing the future undiscounted cash flows expected from the use of the asset group to the carrying value. The recoverability test indicated that the future expected cash flows will materially exceed the asset group carrying value. In addition, the Company determined that there were no other triggering events or circumstances to indicate that the carrying value of the finite-lived asset group may not be recoverable. Therefore, the Company did not proceed with the third step to determine the fair value of the intangible assets and compare fair value against the carrying value. Based on the assessment performed, we determined that the intangible asset carrying values are not impaired as of September 30, 2023 and the useful lives remain appropriate.

No impairment losses were recorded against the other intangibles during each of the twelve months ended December 31, 2024 and 2023.

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

Contractual Obligations and Commitments

We subcontract with other companies to manufacture our products. During the normal course of business, our CMs procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the CMs for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2024, we have no significant accruals recorded.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Airgain, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

San Diego, California
February 27, 2025

Airgain, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,510	$7,881
Trade accounts receivable, net	11,671	7,375
Inventories	3,952	2,403
Prepaid expenses and other current assets	1,698	1,422
Total current assets	25,831	19,081
Property and equipment, net	1,993	2,507
Leased right-of-use assets	3,901	1,392
Goodwill	10,845	10,845
Intangible assets, net	5,799	8,234
Other assets	74	170
Total assets	$48,443	$42,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,499	$6,472
Accrued compensation	2,041	728
Accrued liabilities and other	1,872	1,926
Short-term lease liabilities	89	865
Total current liabilities	13,501	9,991
Deferred tax liability	163	151
Long-term lease liabilities	3,810	674
Total liabilities	17,474	10,816
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 12,070 shares issued and 11,529 shares outstanding at December 31, 2024; and 11,010 shares issued and 10,469 shares outstanding at December 31, 2023	123,546	115,295
Treasury stock, at cost: 541 shares at December 31, 2024 and 2023	(5,364)	(5,364)
Accumulated deficit	(87,209)	(78,521)
Accumulated other comprehensive (loss) income	(4)	3
Total stockholders’ equity	30,969	31,413
Total liabilities and stockholders’ equity	$48,443	$42,229

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Sales	$60,599	$56,040
Cost of goods sold	35,797	35,277
Gross profit	24,802	20,763
Operating expenses:
Research and development	11,864	10,505
Sales and marketing	9,203	9,126
General and administrative	12,663	13,532
Total operating expenses	33,730	33,163
Loss from operations	(8,928)	(12,400)
Other (income) expense:
Interest income, net	(115)	(109)
Other expense, net	27	9
Total other income, net	(88)	(100)
Loss before income taxes	(8,840)	(12,300)
Income tax (benefit) expense	(152)	128
Net loss	$(8,688)	$(12,428)
Net loss per share:
Basic	$(0.79)	$(1.20)
Diluted	$(0.79)	$(1.20)
Weighted average shares used in calculating loss per share:
Basic	11,053	10,392
Diluted	11,053	10,392

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2024	2023
Net loss	$(8,688)	$(12,428)
Other comprehensive income:
Foreign currency translation adjustment	(7)	3
Comprehensive loss	$(8,695)	$(12,425)

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Fiscal Years Ended December 31,
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	10,767	$111,282	(541)	$(5,364)	$—	$(66,093)	$39,825
Net loss	—	—	—	—	—	(12,428)	(12,428)
Stock-based compensation	—	4,471	—	—	—	—	4,471
Common stock issued through restricted stock awards	312	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(120)	(690)	—	—	—	—	(690)
Common stock issued under ESPP	39	204	—	—	—	—	204
Common stock issued through stock options	12	28	—	—	—	—	28
Foreign currency translation adjustments	—	—	—	—	3	—	3
Balance at December 31, 2023	11,010	$115,295	(541)	$(5,364)	$3	$(78,521)	$31,413
Net loss	—	—	—	—	—	(8,688)	(8,688)
Stock-based compensation	—	3,950	—	—	—	—	3,950
Common stock issued through restricted stock awards	253	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(25)	(94)	—	—	—	—	(94)
Common stock issued under ESPP	46	152	—	—	—	—	152
Common stock issued through stock options	26	127	—	—	—	—	127
Foreign currency translation adjustments	—	—	—	—	(7)	—	(7)
Common stock issued in connection with at-the-market offerings, net	760	4,116	—	—	—	—	4,116
Balance at December 31, 2024	12,070	$123,546	(541)	$(5,364)	$(4)	$(87,209)	$30,969

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,688)	$(12,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	548	661
Amortization of intangible assets	3,029	2,969
Stock-based compensation	4,635	3,681
Deferred tax liability	11	12
Amortization of prepaid assets	132	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,297)	1,367
Inventories	(1,549)	1,823
Prepaid expenses and other current assets	(316)	822
Other assets	96	6
Accounts payable	2,928	(93)
Accrued compensation	668	(1,253)
Accrued liabilities and other	(576)	(793)
Lease liabilities	(148)	(75)
Net cash used in operating activities	(3,527)	(3,301)
Cash flows from investing activities:
Purchases of property and equipment	(178)	(346)
Net cash used in investing activities	(178)	(346)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	4,116	—
Payments for withholding taxes related to net share settlement of equity awards	(94)	(690)
Issuance of shares for stock purchase and option plans	279	232
Net cash provided by (used in) financing activities	4,301	(458)

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	(7)	3

Net increase (decrease) in cash, cash equivalents and restricted cash	589	(4,102)
Cash, cash equivalents, and restricted cash; beginning of period	7,976	12,078
Cash, cash equivalents, and restricted cash; end of period	$8,565	$7,976

Supplemental disclosure of cash flow information:
Income taxes paid	$50	$112
Income taxes refunded	$67	$—

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$3,729	$11
Accrual of property and equipment	$—	$58
Accrual of intellectual property	$581	$—

Cash and cash equivalents	$8,510	$7,881
Restricted cash included in other assets	55	95
Total cash, cash equivalents, and restricted cash	$8,565	$7,976

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 17, 2016. Airgain, Inc. together with its subsidiaries are herein referred to as the “Company,” “we,” or “our.” Headquartered in San Diego, California, Airgain, Inc. (NASDAQ: AIRG) is a leading provider of advanced wireless connectivity solutions that drive cutting-edge innovation in 5G technology. We are committed to delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer.

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

Segment Information

The Company is engaged in research and development, production, commercialization and sale of wireless connectivity solutions, offering integrated systems, embedded components, and external antennas worldwide. All of the Company’s products are manufactured by third-party contract manufacturers. Product sales for the year ended December 31, 2024 accounted for approximate 95% of the Company’s total revenue, as compared to 5% coming from service revenue. Due to similarities in its products, and methods of production, the Company has a single company-wide management team that administers operations on a consolidated basis. We concluded that we have only one operating and reportable segment: to provide wireless connectivity solutions.

The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the Chief Operating Decision Maker (CODM), the Chief Executive Officer Jacob Suen, for the purposes of assessing performance, allocating resources and planning. The CODM regularly reviews consolidated revenue, gross margin, significant expenses, operating margin, and profit and loss. The CODM compares and analyzes the underlying determinants of the current metrics with the prior performance data and forecasts.

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

Presentation

For the year ended December 31, 2024, we changed the format within the Statements of Stockholders’ Equity from the format of prior years. Without changing how the amounts are classified, we moved the equity element names from the left side to the top of the statement. The equity element names are now the column headings across the top of the statement. In the current year Form 10-K, the Statement of Stockholders’ Equity for the year ending December 31, 2023 has been formatted to be comparable with the year ending December 31, 2024.

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

An allowance for credit losses is established when, in the opinion of management, collection of the account is doubtful.

Trade accounts receivable, net amounted to $11.7 million, $7.4 million, and $8.7 million as of December 31, 2024, 2023, and 2022, respectively.

Inventories

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

Intangibles

The Company’s identifiable finite-lived intangible assets are comprised of acquired intangibles, developed technologies, customer relationships, noncompete agreements and licensed technology. The cost of the finite-lived intangible assets are amortized on a straight-line basis over the assets’ respective estimated useful lives.

We assess potential impairments to our intangible assets in accordance with the authoritative guidance for impairment or disposal of long-lived assets (ASC 360) when events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a first step, we consider factors, which may include the following, but are not limited to: (1) significant underperformance relative to historical or projected future operating results; (2) significant negative industry or economic trends; and (3) a significant decline in our stock price for a sustained period.

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

Most of the Company's revenue is generated from product sales and the revenue is recognized at a point-in-time when control is transferred to the customer. Each purchase order, along with existing customer agreements, when applicable, represents a contract from a customer and each product sold represents a distinct performance obligation. Revenue is recognized when control is transferred to the customer at a point in time either when the product is shipped to or received by the customer, based on the terms of the specific agreement with the customer, and the Company has an enforceable right to payment for the product. The Company allocates the transaction price, which is generally the quoted price per terms of the contract and the consideration the Company expects to receive, to each performance obligation. The Company offers return rights, general sales return, and/or pricing credits under certain circumstances. We estimate product returns based on historical sales and return trends to record a refund liability allowance, and amounts against revenue and cost of goods sold.

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

For a limited number of customers, the Company elected the practical expedient provided in ASC 606-10-25-18B, whereby the Company accounts for shipping and handling as activities to fulfill the promise to transfer the good. To the extent that the Company charges its customers shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

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

To the extent the Company collects and remits taxes on product sales from customers, it has elected to exclude from the measurement of transaction price taxes that are assessed by governmental authorities.

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $0.1 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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
•
Expected weighted average volatility. We estimated expected volatility, using solely our historical share price volatilities.
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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU No. 2023-07 require that a public entity disclose, on an annual and interim basis the significant segment expenses, and other measures of profit or loss that are regularly used by an entity's chief operating decision maker (CODM) to assess segment performance and how to allocate resources. The ASU is applicable to entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in fourth quarter of the fiscal year 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. The adoption did not have an impact on the Company’s financial position, results of operations, and cash flows. For additional information, see Note 17 Segment Information in the accompanying notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09 requires expanded disaggregated information about a reporting entity’s effective tax rate reconciliation as well as disclosure of income taxes paid by jurisdiction. The amendments in ASU are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. Retrospective application of the amendments are permitted. The Company is evaluating the impact and will apply for 2025 financial statements. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, "Codification Improvements—Amendments to Remove References to the Concepts Statements." ASU No. 2024-02 removes various references to concepts statements from the FASB Accounting Standards Codification. The ASU indicates that the goal of the amendments is to simplify the Codification and distinguish between non-authoritative and authoritative guidance since, unlike the Codification, the concepts statements are non-authoritative. The amendments in ASU are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. Retrospective application of the amendments are permitted. The Company will evaluate the ASU to determine its impact on the Company’s disclosures. The Company does not expect adoption to have a material impact on its consolidated financial statements

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain relevant income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. The guidance is effective for all public business entities in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied retrospectively. The Company intends to adopt the amendments in this update. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.

We have assessed all other ASUs issued but not yet adopted and concluded that those ASUs are not relevant to the Company or are not expected to have a material impact.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	For the Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(8,688)	$(12,428)
Denominator:
Basic weighted average common shares outstanding	11,053	10,392
Diluted weighted average common shares outstanding	11,053	10,392
Net loss per share:
Basic	$(0.79)	$(1.20)
Diluted	$(0.79)	$(1.20)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Stock options and restricted stock	2,040	2,246
Total common stock equivalent shares	2,040	2,246

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	As of December 31,
	2024	2023
Cash	$8,477	$7,581
Level 1:
Money market funds	33	300
Total	$8,510	$7,881

Restricted Cash

As of December 31, 2024, the Company had $55,000 in cash on deposit to secure certain lease commitments, which is restricted for more than twelve months and recorded in long-term other assets in the Company’s consolidated balance sheet. As of December 31, 2023, the Company had $95,000 in cash on deposit to secure certain lease commitments; $40,000 of which is short-term in nature and recorded in prepaid expenses and other current assets and $55,000 of which is restricted for more than twelve months and recorded in long-term other assets in the Company’s consolidated balance sheet.

Note 5. Inventory

Inventory is comprised of the following (in thousands):

	As of December 31,
	2024	2023
Finished goods	$3,521	$1,742
Raw materials	431	661
Total Inventory	$3,952	$2,403

Consigned Inventory (which is included in Total Inventory) is comprised of the following (in thousands):

	As of December 31,
	2024	2023
Finished goods	$1,124	$598
Raw materials	166	558
Total Consigned Inventory	$1,290	$1,156

Excess and obsolete inventory reserves were $0.7 million and $1.7 million as of December 31, 2024 and 2023, respectively.

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	As of December 31,
	2024	2023
Computers and software	$557	$811
Furniture, fixtures, and equipment	427	427
Manufacturing and testing equipment	5,507	5,371
Construction in process	6	45
Leasehold improvements	848	848
Software Development – Internal Use	66	—
Vehicles	55	55
Property and equipment, gross	7,466	7,557
Less accumulated depreciation	(5,473)	(5,050)
Property and equipment, net	$1,993	$2,507

Depreciation expense was $0.5 million and $0.7 million or the years ended December 31, 2024 and 2023, respectively.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	December 31, 2024
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,475	$345
Customer relationships	7	13,780	11,266	2,514
Developed technologies	11	4,380	1,973	2,407
Covenants to non-compete	2	115	115	—
Licensed technology	3	581	48	533
Total intangible assets, net		$20,676	$14,877	$5,799

	December 31, 2023
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,135	$685
Customer relationships	7	13,780	8,993	4,787
Developed technologies	11	4,380	1,618	2,762
Covenants to non-compete	2	115	115	—
Total intangible assets, net		$20,095	$11,861	$8,234

Amortization expense was $3.0 million for the each of the years ended December 31, 2024 and 2023, respectively.

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2025	$3,152
2026	751
2027	501
2028	275
2029	275
Thereafter	845
Total	$5,799

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

No impairment losses were recorded against the other intangibles for the years ended December 31, 2024 and 2023, respectively.

For the annual finite-lived intangible assets impairment assessment as of December 31, 2024, the Company evaluated the impairment considerations. As a first step, we consider factors, which may include the following, but are not limited to: (1) significant underperformance relative to historical or projected future operating results; (2) significant negative industry or economic trends; or (3) a significant decline in our stock price for a sustained period. If this assessment indicates that the carrying value of the assets may not be recoverable, the Company would be required to perform the second step to test the asset group for recoverability. This recoverability test compares the future undiscounted cash flows expected from the use of the asset group to its carrying value.

The Company determined that there were no triggering events or circumstances to indicate that the carrying value of the finite-lived asset group may not be recoverable. Therefore, the Company did not perform the test to evaluate the asset group for recoverability. Based on the assessment performed, we concluded that an impairment charge to finite-lived intangible assets was not required as of December 31, 2024 and the useful lives remain appropriate.

Goodwill

For each of the years ended December 31, 2024 and 2023, the Company's goodwill assets totaled $10.8 million. No impairment losses were recorded against the goodwill during the for the years ended December 31, 2024 and 2023, respectively.

For the annual goodwill impairment assessment, as of December 31, 2024, the Company evaluated the impairment considerations. As a first step, we consider events or changes in circumstances that indicate that our goodwill might be impaired. Such circumstances may include, but not limited to (1) a decline in macro-economic conditions, (2) a significant decline in our financial performance or (3) a significant decline in the price of our common stock for a sustained period of time. We consider the aggregation of the relevant qualitative factors, and conclude whether it is more likely than not that the fair value of our reporting unit is less than the carrying value. If we conclude that it is more likely than not that the fair value of our reporting unit is less than the carrying value, we perform a quantitative impairment test. The quantitative impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill.

The Company determined that there were no events or circumstances as of December 31, 2024 that indicated that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of December 31, 2024.

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

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	As of December 31,
	2024	2023
Accrued expenses	$1,351	$1,031
VAT payable	—	339
Accrued income taxes	6	145
Advanced payments from contract manufacturers	73	—
Contract liabilities	—	17
Goods received not invoiced	31	185
Other current liabilities	411	209
Accrued liabilities and other	$1,872	$1,926

Note 9. Leases

Operating Leases

The Company has made certain assumptions and judgments when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2031. The facility leases have original lease terms of approximately one to seven years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2024 and 2023, the weighted average discount rate for operating leases was 6.5% and 3.8%, respectively, and the weighted average remaining lease term for operating leases was 6.3 years and 1.8 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $0.2 million and $0.1 million for the year ended December 31, 2024 and 2023, respectively. Total operating lease cost were $0.8 million $1.0 million for year ended December 31, 2024 and 2023, respectively.

Capital area maintenance, property taxes and non-lease costs are excluded from lease expense.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2024 (in thousands):

Future operating lease obligations:
2025	$331
2026	812
2027	800
2028	773
2029	787
Thereafter	1,436
Total minimum payments	$4,939
Less imputed interest	(1,040)
Less unrealized translation gain	—
Total lease liabilities	$3,899
Less short-term lease liabilities	(89)
Long-term lease liability	$3,810

Note 10. Income Taxes

Income Taxes

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
U.S. Domestic	$8,761	$12,235
Foreign	79	65
Pretax loss from operations	$8,840	$12,300

The income tax expense (benefit) is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Current:
U.S. federal	$—	$—
State and local	30	16
Foreign	(193)	100
Total current income tax (benefit) expense	(163)	116
Deferred:
U.S. federal	9	9
State and local	2	3
Total deferred income tax expense	11	12
Income tax (benefit) expense	$(152)	$128

Tax Rate Reconciliation

Reconciliations of the total income tax provision tax rate to the statutory federal income tax rate of 21% for the years ended December 31, 2024 and 2023, respectively, are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Income taxes at statutory rates	$(1,856)	$(2,583)
State income tax, net of federal benefit	32	23
Permanent items	106	40
Equity based compensation	259	386
Federal research credits	(347)	(122)
Federal return to provision	35	(10)
Foreign taxes	(194)	100
Other	98	17
Change in federal valuation allowance	1,715	2,277
Income tax (benefit) expense	$(152)	$128

Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$5,094	$5,846
Research and AMT credits	4,427	3,937
Stock based compensation	2,080	1,831
Lease liability	954	383
Section 174 R&D Capitalization	5,527	4,159
Accrued and other	908	760
Deferred tax assets	18,990	16,916
Less valuation allowance	(16,696)	(14,578)
Deferred tax assets, net of allowance	2,294	2,338
Deferred tax liabilities:
Fixed assets	(411)	(501)
Goodwill	(518)	(468)
Right-of-use asset	(953)	(340)
Intangible asset	(575)	(1,180)
Deferred tax liabilities	(2,457)	(2,489)
Total deferred tax liabilities	$(163)	$(151)

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $16.7 million as of December 31, 2024 as it does not believe it is more likely than not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $2.1 million during the year ended December 31, 2024.

As of December 31, 2024 the Company had federal and state tax loss carryforwards of approximately $19.6 million, and $11.9 million, respectively. The federal loss generated post 2018 of $11.2 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The remaining federal and state net operating loss carryforwards begin to expire in 2029 and 2026, respectively, if unused.

As of December 31, 2024 the Company had federal and state tax credit carryforwards of approximately $2.4 million, and $2.0 million, respectively, after reduction for uncertain tax positions. The federal credits will begin to expire in 2026, if unused, and the California credits carryforwards indefinitely. The other states credits will begin to expire in 2032.

The above NOL carryforward and the federal and state research tax credit carryforwards may be subject to an annual limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a rolling three-year period. The Company has completed an ownership change analysis through December 31, 2024 and incorporated the impact of ownership changes prior to this date by reducing the Company's net operating loss and R&D credit carryovers that may not be utilized due to the annual limitations associated with those ownership change dates. Our use of federal and state NOLs and research credits could be limited further by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, depending upon the timing and amount of additional equity securities that we have issued or will issue, subsequent to December 31, 2024.State NOL carryforwards may be similarly limited. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31 (in thousands):

	2024	2023
Beginning unrecognized tax benefits	$1,354	$1,305
Gross increases - tax positions in prior period	—	(65)
Gross decreases – tax positions in prior period	(175)	—
Gross increases - current year tax positions	135	114
Purchase accounting	—	—
Ending unrecognized tax benefits	$1,314	$1,354

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would impact the company’s effective tax rate due to the existence of the valuation allowance against deferred tax assets. The Company does not foresee material changes to its uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no accrual for interest or penalties on balance sheets as of December 31, 2024. The Company had $0.1 million accrual for interest or penalties on balance sheets as of December 31, 2023. The Company has recognized no interest and/or penalties in the Statement of Operations for each of the years ended December 31, 2024 and 2023.

The Company is subject to taxation in the United States, various state jurisdictions, China and the United Kingdom. Due to the existence of federal, state and foreign net operating loss and credit carryovers, the Company's tax years that remain open and subject to examination by tax jurisdiction are years 2006 and forward for federal and years 2008 and forward for the state of California.

Note 11. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	As of December 31,
	2024	2023
Stock options issued and outstanding	2,376	2,104
Stock awards issued and outstanding	945	817
Authorized for grants under the 2016 Plan(2)	164	448
Authorized for grants under the Inducement Plan(3)	210	174
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	494	540

4,189	4,083
(1)
Treasury stock of 541,000 shares as of December 31, 2024 and 2023 are excluded from the table above.
(2)
On January 1 ,2024, the number of authorized shares in the 2016 Plan increased by 440,000 shares pursuant to the evergreen provisions of the 2016 Plan.
(3)
On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan.
(4)
On January 1, 2024, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Issuance of Common Stock

In March 2024, we established an at-the-market (ATM) offering program to sell up to $5.0 million of the Company's common stock. As of December 31, 2024, we have $0.5 million available under the offering program for future sales of our common stock.

The Company recorded the ATM gross sales proceeds and offering costs in additional paid-in capital of the consolidated balance sheet. The following table summarizes the Company’s ATM sales activity during the period indicated (in thousands):

For the year ended December 31, 2024
Shares issued	760
Gross proceeds	$4,493
Net proceeds after offering costs	$4,116

Note 12. Stock Based Compensation

Stock-Based Compensation Expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
Cost of goods sold	$311	$107
Research and development	1,379	1,062
Sales and marketing	379	373
General and administrative	2,566	2,139
Total stock-based compensation expense	$4,635	$3,681

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

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average assumptions for grants during the years ended December 31, 2024 and 2023 are provided in the following table:

	For the Years Ended December 31,
	2024	2023
Expected dividend yield	0%	0%
Expected volatility	68.7%	61.0%
Expected term (years)	4.1	4.3
Risk-free interest rate	4.2%	4.0%

A summary of the Company’s stock option activity is as follows (shares in thousands):

		Weighted Average
	Number of stock options	Exercise price	Remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	2,104	$10.20	6.2	$329
Granted	425	$5.23
Exercised	(26)	$4.98		$18
Expired/Forfeited	(127)	$14.95
Balance at December 31, 2024	2,376	$9.12	5.9	$2,357

Vested and exercisable at December 31, 2024	1,677	$10.60	4.7	$1,049
Vested and expected to vest at December 31, 2024	2,376	$9.12	5.9	$2,357

During the years ended December 31, 2024 and 2023, the Company received proceeds of $127,000 and $28,000 respectively from the exercise of options.

The weighted average grant-date fair values of options granted during the years ended December 31, 2024 and 2023 were $2.90 and $2.53 per share, respectively. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The grant date fair value of shares vested during the years ended December 31, 2024 and 2023 was $1.4 million and $1.9 million, respectively. For stock options vested and expected to vest, the aggregate intrinsic value as of December 31, 2024 and 2023 was $2.4 million and $0.3 million, respectively.

At December 31, 2024, there was $1.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 2.1 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2023	706	$6.97
Grants	507	$5.30
Vested and released	(253)	$7.41
Forfeited	(125)	$6.09
Balance at December 31, 2024	835	$5.95

Commencing in 2019, each non-employee member of the board of directors receives, on the first trading day in February of each year, such number of restricted stock units as is determined by dividing $30,000 (with the award to the chairperson of the board of directors having a value of $45,000) by the 30 trade days trailing average share price.

During the year ended December 31, 2024, 54,500 restricted stock units with an average fair value of $4.45 per share were granted to the members of the Company’s board of directors of which fully vest on the one year anniversary of the grant date. Employees and consultants were granted 429,300 restricted stock units with an average fair value of $5.50 per share, which vest on grant date or vest equally after each of the annual anniversaries over a four year period. During the year ended December 31, 2023, 28,000 restricted stock units with a fair value of $8.00 per share were granted to members of the Company’s board of directors of which fully vest on the first anniversary of the grant date, and 698,200 restricted stock units with a fair value of $4.82 per share were issued to employees which vest equally after each of the annual anniversaries over a four-year period.

As of December 31, 2024, there was $3.0 million of total unrecognized stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Performance Stock Units

The following table summarizes the Company's PSU activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2023	110	$1.79
Grants	—	$—
Vested and released	—	$—
Forfeited	—	$—
Balance at December 31, 2024	110	$1.79

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. The market conditions have not currently been met. As of December 31, 2024, there was $4,000 of total unrecognized compensation cost related to unvested PSUs having a weighted average remaining contractual term of 0.3 years.

We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant to forecast performance achievement of market price. Key inputs in the valuation include cost of equity, market price volatility and discount rate.

Share-Settled Obligation

Share-settled compensation to the Board of Directors and consultants were incurred and recognized as stock-based compensation expense and recorded in accrued expense. Within ninety days after the calendar year-end, the liabilities are settled in RSU grants and vest on the grant date. The share-settled obligations were $0.8 million and $0.1 million as of December 31, 2024 and 2023, respectively.

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

During the year ended December 31, 2024, the Company received $0.2 million from the issuance of 45,809 shares and during the year ended December 31, 2023, the Company received $0.2 million from the issuance of 38,401 shares under the ESPP.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of approximately $0.1 million as of each year ending December 31, 2024 and December 31, 2023.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	For the Years Ended December 31,
	2024	2023
Customer A	25%	16%
Customer B	15%	15%
Customer C	15%	9%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	As of December, 31
	2024	2023
Customer A	29%	7%
Customer B	19%	17%
Customer C	15%	14%

The allowance for credit losses as of December 31, 2024 and 2023 were not material.

Concentration of Purchases

During the year ended December 31, 2024, the Company’s products were manufactured by eight CMs with locations in China, Taiwan, Vietnam, Mexico and the United States.

Concentration of Cash

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's deposits are in several accounts at a large institutional bank.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	As of December, 31
	2024	2023

North America	$1,841	$2,295
Asia Pacific (APAC)	56	86
Europe, Middle East and Africa (EMEA)	96	126
Property and equipment, net	$1,993	$2,507

Note 15. Revenues

Disaggregated revenues are as follows (in thousands):

	For the Years Ended December 31,
	2024	2023
By Market Group:
Consumer	$21,691	$18,934
Enterprise	29,497	27,209
Automotive	9,411	9,897
Total sales	$60,599	$56,040

By Geography:
North America	$35,896	$33,916
China (including Hong Kong and Taiwan)	22,354	20,293
Rest of the world	2,349	1,831
Total sales	$60,599	$56,040

Timing of revenue recognition:
Products and services transferred at a point in time	$57,817	$52,736
Products and services transferred over time	2,782	3,304
Total sales	$60,599	$56,040

Revenue generated from the United States was $35.9 million and $33.6 million for the year ended December 31, 2024 and 2023, respectively.

Contract liabilities are deferred revenues that were recorded when advance payment were received for remaining performance obligations that are recognized over time. The contract liabilities were $72,400 and $17,000 as of December 31, 2024 and 2023, respectively.

We have stock rotation return rights arrangements with certain customers to return a limited percentage of product. Estimated allowances for stock rotation were $0.3 million and $0.1 million as of December 31, 2024 and December 31, 2023, respectively and are included in accrued liabilities in the accompanying consolidated balance sheets. The expected product returns under the stock rotation arrangement were $0.1 million and $34,000 as of December 31, 2024 and December 31, 2023, respectively and are included in inventory in the accompanying consolidated balance sheets.

Note 16. Employee Benefit Plan

The Company’s 401(k) plan covers all U.S. employees beginning the first day of the month that follows the first 90 days of their employment. Under this plan, employees may elect to contribute up to 20% of their annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company matches 100% of the employee’s elective deferrals up to 4% of their annual compensation. The Company may make discretionary contributions to the 401(k) plan, but there were no discretionary contributions during the year ended December 31, 2024. The Company’s contribution expense was $0.4 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

Note 17. Segment Information

Due to similarities of its products, methods of production and it's management and administrative structure, the Company operates as a single operating and reportable segment.

The following table presents segment revenue, gross profit, net loss and certain operating financial results of the Company’s single operating segment for the periods presented, as viewed by the CODM:

	Years Ended December 31,
	2024	2023
Sales	$60,599	$56,040
Less cost of goods sold:
Other cost of goods sold	34,899	34,553
Stock-based compensation	311	107
Amortization of intangible assets	355	355
Depreciation	232	262
Gross profit	24,802	20,763
Gross margin	41%	37%

Less research and development:
Other research and development expenses	10,207	9,066
Stock-based compensation expense	1,379	1,062
Severance and exit costs	—	20
Depreciation	278	357
Total research and development	11,864	10,505

Less sales and marketing:
Other sales and marketing expenses	8,811	8,269
Stock-based compensation expense	379	373
Severance and exit costs	—	481
Depreciation	13	3
Total sales and marketing	9,203	9,126

Less general and administrative:
Other general and administrative expenses	7,459	8,629
Stock-based compensation expense	2,566	2,139
Amortization of intangible assets	2,613	2,614
Severance and exit costs	—	111
Depreciation	25	39
Total general and administrative	12,663	13,532

Loss from operations	(8,928)	(12,400)

Plus interest income, net	115	109

Income tax benefit (expense)	152	(128)

Less other segment expenses (1)	27	9

Net loss	$(8,688)	$(12,428)

(1) Other segment expenses are primarily foreign currency transaction remeasurements and franchise taxes.

The CODM reviews the segment assets that are reported in the Consolidated Balance Sheets.

Note 18. Subsequent Events

In January 2025, we received ERC refunds, under the CARES Act, of $1.4 million, net of professional fees, plus an additional $0.2 million for interest earnings. As of December 31, 2024, we have not recognized any ERC in our financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10- K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).

During the three months ended December 31, 2024, no director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item not otherwise set forth below will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which we expect to file with the SEC within 120 days after the close of our year ended December 31, 2024, under the headings “Election of Directors,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Insider Trading Policy

On February 1, 2023, we have adopted the Airgain, Inc. Insider Trading Compliance Policy and Procedures, governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Policy and Procedures is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in our Definitive Proxy Statement under the headings “Election of Directors” and “Executive Compensation and Other Information” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Person Transactions,” “Board Independence” and “Board Committees and Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees” and is incorporated herein by reference.

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

3.
Exhibits

The documents listed in the following Exhibit Index are incorporated by reference or are filed with this annual report on Form 10-K.

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	08/17/2016	3.1

3.2	Amended and Restated Bylaws, effective as of February 1, 2023	8-K	02/06/2023	3.1

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	07/29/2016	4.1

4.2	Description of Registered Securities	10-K	03/21/2021	4.3

10.1	Form of Indemnity Agreement for Directors and Officers	S-1	07/29/2016	10.4

10.2#	Airgain, Inc. 2013 Equity Incentive Plan	S-1	07/15/2016	10.7

10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the Airgain, Inc. 2013 Equity Incentive Plan	S-1	07/15/2016	10.8

10.4#	Airgain, Inc. 2016 Incentive Award Plan	S-1	07/29/2016	10.10

10.5#	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan	S-1	07/29/2016	10.12

10.6#	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan	10-K	03/15/2019	10.10

10.7#	Form of Performance Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan	10-K	03/20/2023	10.8

10.8#	Airgain, Inc. 2016 Employee Stock Purchase Plan	S-1	07/29/2016	10.12

10.9#	Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	10-K	03/20/2023	10.10

10.10#	Amendment to Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	S-8	11/16/2022	10.3

10.11#	Form of Stock Option Agreement under the 2021 Employment Inducement Incentive Award Plan	10-K	02/19/2021	10.19

10.12#	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	S-8	11/16/2022	10.5

10.13#	Form of Performance Stock Unit Agreement under the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	S-8	11/16/2022	10.6

10.14#	NimbeLink Corp. 2016 Stock Incentive Plan	S-8	03/03/2021	10.7

10.15#	Form of Stock Option Agreement under the NimbeLink Corp. 2016 Stock Incentive Plan	S-8	03/03/2021	10.8

10.16#	Non-Employee Director Compensation Program and Stock Ownership Guidelines (as amended and restated effective February 1, 2023)	10-K	03/20/2023	10.17

10.17#	Second Amended and Restated Employment Agreement, dated April 27, 2020, by and between Jacob Suen and the Registrant	10-K	02/19/2021	10.12

10.18#	Severance Agreement effective as of April 20, 2021 between Airgain, Inc. and Ali Sadri	10-K	03/21/2021	10.22

10.19#	Employment Agreement, dated October 17, 2022, between Airgain, Inc. and Michael Elbaz	10-K	03/20/2023	10.22

10.20	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant	S-1	07/15/2016	10.3

10.21	First Amendment to Office Lease, dated February 13, 2020, by and between Kilroy Realty, L.P. and the Registrant	10-Q	05/07/2020	10.2

10.22^	Second Amendment to Office Lease, dated March 3, 2022, by and between Kilroy Realty, L.P. and the Registrant				X

10.23^	Third Amendment to Office Lease, dated December 31, 2024, by and between Kilroy Realty, L.P. and the Registrant				X

10.24	At-The-Market Issuance Sales Agreement by and between the Registrant and Craig-Hallum Capital Group LLC, dated March 6, 2024	8-K	03/07/2024	1.1

19.1	Insider Trading Compliance Policy and Procedures				X

21.1	List of Subsidiaries of the Registrant	10-K	03/06/2024	21.1

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm				X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	03/06/2024	97.1

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan.

^ Certain schedules and annexes have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished supplementally to the Securities and Exchange Commission upon request.

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

AIRGAIN, INC.

Date: February 27, 2025 /s/ Jacob Suen_______

Jacob Suen

President and Chief Executive Officer

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Suen Jacob Suen	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2025

/s/ Michael Elbaz Michael Elbaz	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2025

/s/ James K. Sims James K. Sims	Chairman	February 27, 2025

/s/ Kiva A. Allgood Kiva A. Allgood	Director	February 27, 2025

/s/ Tzau-Jin Chung Tzau-Jin Chung	Director	February 27, 2025

/s/ Joan H. Gillman Joan H. Gillman	Director	February 27, 2025

/s/ Thomas A. Munro Thomas A. Munro	Director	February 27, 2025

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	February 27, 2025