Form 10-Q
period 2025-03-31
AIRGAIN INC
filed 2025-05-07
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of April 30, 2025, the registrant had 11,794,084 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,401	$8,510
Trade accounts receivable, net	11,371	11,671
Inventories	3,755	3,952
Prepaid expenses and other current assets	1,499	1,698
Total current assets	24,026	25,831
Property and equipment, net	1,914	1,993
Leased right-of-use assets	4,249	3,901
Goodwill	10,845	10,845
Intangible assets, net	5,008	5,799
Other assets	74	74
Total assets	$46,116	$48,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,870	$9,499
Accrued compensation	1,858	2,041
Accrued liabilities and other	1,470	1,872
Short-term lease liabilities	197	89
Total current liabilities	11,395	13,501
Deferred tax liability	167	163
Long-term lease liabilities	4,228	3,810
Total liabilities	15,790	17,474
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 12,335 shares issued and 11,794 shares outstanding at March 31, 2025; and 12,070 shares issued and 11,529 shares outstanding at December 31, 2024.	124,448	123,546
Treasury stock, at cost: 541 shares at March 31, 2025 and December 31, 2024.	(5,364)	(5,364)
Accumulated deficit	(88,755)	(87,209)
Accumulated other comprehensive income	(3)	(4)
Total stockholders’ equity	30,326	30,969
Total liabilities and stockholders’ equity	$46,116	$48,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Sales	$12,013	$14,231
Cost of goods sold	6,853	8,655
Gross profit	5,160	5,576
Operating expenses:
Research and development	2,498	3,120
Sales and marketing	2,464	2,158
General and administrative	3,294	2,927
Total operating expenses	8,256	8,205
Loss from operations	(3,096)	(2,629)
Other income (expense):
Employee retention credit refund	1,494	—
Interest income, net	221	26
Other (expense) income, net	(141)	8
Total other income, net	1,574	34
Loss before income taxes	(1,522)	(2,595)
Income tax expense (benefit)	24	(140)
Net loss	$(1,546)	$(2,455)
Net loss per share:
Basic	$(0.13)	$(0.23)
Diluted	$(0.13)	$(0.23)
Weighted average shares used in calculating loss per share:
Basic	11,579	10,532
Diluted	11,579	10,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Net loss	$(1,546)	$(2,455)
Other comprehensive loss:
Foreign currency translation adjustment	1	(2)
Comprehensive loss	$(1,545)	$(2,457)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Fiscal Quarter Ended March 31, 2025
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	12,070	$123,546	(541)	$(5,364)	$(4)	$(87,209)	$30,969
Net loss	—	—	—	—	—	(1,546)	(1,546)
Stock-based compensation	—	945	—	—	—	—	945
Common stock issued through restricted stock awards	272	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(44)	(190)	—	—	—	—	(190)
Common stock issued under ESPP	25	123	—	—	—	—	123
Common stock issued through stock options	12	24	—	—	—	—	24
Foreign currency translation adjustments	—	—	—	—	1	—	1
Balance at March 31, 2025	12,335	$124,448	(541)	$(5,364)	$(3)	$(88,755)	$30,326

	Fiscal Quarter Ended March 31, 2024
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	11,010	$115,295	(541)	$(5,364)	$3	$(78,521)	$31,413
Net loss	—	—	—	—	—	(2,455)	(2,455)
Stock-based compensation	—	1,087	—	—	—	—	1,087
Common stock issued through restricted stock awards	169	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(24)	(94)	—	—	—	—	(94)
Common stock issued under ESPP	23	76	—	—	—	—	76
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Common stock issued in connection with at-the-market offerings, net	124	488	—	—	—	—	488
Balance at March 31, 2024	11,302	$116,852	(541)	$(5,364)	$1	$(80,976)	$30,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,546)	$(2,455)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	123	145
Amortization of intangible assets	796	742
Stock-based compensation	907	1,046
Deferred tax liability	5	7
Amortization of prepaid assets	—	132
Accrual of property and equipment	—	(15)
Changes in operating assets and liabilities:
Trade accounts receivable	301	(2,269)
Inventories	197	(185)
Prepaid expenses and other current assets	198	3
Other assets	—	15
Accounts payable	(1,637)	684
Accrued compensation	(183)	72
Accrued liabilities and other	(364)	963
Lease liabilities	178	(4)
Net cash used in operating activities	(1,025)	(1,119)
Cash flows from investing activities:
Purchases of property and equipment	(42)	(60)
Net cash used in investing activities	(42)	(60)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	—	488
Payments for withholding taxes related to net share settlement of equity awards	(191)	(95)
Proceeds from employee stock purchase and option exercises	148	76
Net cash (used in) provided by financing activities	(43)	469

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(2)

Net decrease in cash, cash equivalents and restricted cash	(1,109)	(712)
Cash, cash equivalents, and restricted cash; beginning of period	8,565	7,976
Cash, cash equivalents, and restricted cash; end of period	$7,456	$7,264

Supplemental disclosure of cash flow information:

Income taxes paid	$—	$7
Income taxes refunded	$—	$50

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$519	$—
Accrual of property and equipment	$8	$—
Accrued offering costs charged against proceeds from sale of common stock	$—	$164

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,401	$7,169
Restricted cash included in prepaid expenses and other current assets and other assets long term	55	95
Total cash, cash equivalents, and restricted cash	$7,456	$7,264

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, from which the balance sheet information herein was derived. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and investments have been eliminated in consolidation.

Segment Information

The Company is engaged in research and development, production, commercialization and sale of wireless connectivity solutions, offering integrated systems, embedded components, and external antennas worldwide. All of the Company’s products are manufactured by third-party contract manufacturers (CM). Product sales for the year ended December 31, 2024 accounted for approximately 93% of the Company’s total revenue, as compared to 7% coming from service revenue. Due to similarities in its products, and methods of production, the Company has a single company-wide management team that administers operations on a consolidated basis. We concluded that we have only one operating and reportable segment to provide wireless connectivity solutions.

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

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Inventories

All of the Company’s products are manufactured by third parties that retain ownership of the inventories until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of consigned inventories at third-party CM locations due to actual or pending customers' orders. The Company recognized the consigned inventories as an asset in its financial statements. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventories in transit to the customer as inventories on the accompanying consolidated balance sheets.

inventories are stated at the lower of cost or net realizable value. For items manufactured by our CMs, cost is determined using the weighted average cost method. For items manufactured by third parties, cost is determined using the first-in, first-out method (FIFO). Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Write downs for excess and obsolete inventories are estimated based on product life cycles, quality issues, and historical experience.

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

Goodwill

We account for our goodwill under the authoritative guidance ASC 250 for goodwill and other intangible assets and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment, which we early adopted in fiscal year 2020. Goodwill is not amortized but is tested for impairment annually as of December 31 or more frequently if events or changes in circumstances indicate that our goodwill might be impaired. Such circumstances may include, but are not limited to (1) a decline in macro-economic conditions, (2) a significant decline in our financial performance or (3) a significant decline in the price of our common stock for a sustained period of time. We consider the aggregation of the relevant qualitative factors, and conclude whether it is more likely than not that the fair value of our reporting unit is less than the carrying value.

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

If this assessment indicates that the carrying value of the assets may not be recoverable, the Company is required to perform the second step to test the asset group for recoverability. This recoverability test compares the future undiscounted cash flows expected from the use of the asset group to its carrying value. If the carrying value is more than the undiscounted future cash flows, the Company is required to perform a third step to determine the fair value of the asset group and compare fair value against the carrying value. Any excess carrying value over the fair value needs to be recognized as an impairment loss.

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

Revenue Recognition

Under ASC Topic 606 “Revenue from Contracts with Customers”, the Company recognize revenue when, or as the control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. In applying this core principle, the Company performs the following five steps only when it is probable that substantially all of the consideration that it will be entitled in exchange for the goods or services that will be transferred to the customer:

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

A portion of the Company's revenue is recognized over time, including data subscription, test services or custom design services. Revenue from data subscription plans relate to purchased asset trackers with activated data lines, through a third-party service provider. Data subscription plan revenues are recognized monthly based on the fee stated in the contract, as the customer is simultaneously receiving and consuming the benefits provided throughout the Company's monthly performance obligation. Test service revenues are recognized monthly based on the fee stated in the contract for obligations over time on assets that the customer controls. Design service fees are paid in advance; the prepayments are deferred revenues and are recorded as contract liabilities. Most of the design service fees are recognized based on the Company's achievement of milestones. The Company's performance for the design services does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. We recognize revenue from the contract liabilities as milestones are achieved over service periods ranging from three (3) to eighteen (18) months.

The Company's contracts with customers do not typically include extended payment terms. Payment terms may vary by contract and type of customer and generally range from 30 to 90 days from delivery.

For a limited number of customers, the Company elected the practical expedient provided in ASC 606-10-25-18B, whereby the Company accounts for shipping and handling as activities to fulfill the promise to transfer the goods. To the extent that the Company charges its customers shipping fees, such amounts are included as a component of revenue and the corresponding costs are included as a component of cost of sales.

The Company provides assurance-type warranties on all product sales ranging from one to two years. The estimated warranty costs are accrued for at the time of sale based on historical warranty experience plus any known or expected changes in warranty exposure.

The Company has opted not to disclose the portion of revenues allocated to partially unsatisfied performance obligations, which represent products to be shipped within 12 months under open customer purchase orders, at the end of the current reporting period as allowed under ASC 606. The Company has also elected to record sales commissions when incurred, pursuant to the practical expedient under ASC 340, Other Assets and Deferred Costs, as the period over which the sales commission asset that would have been recognized is less than one year.

To the extent the Company collects and remits taxes on product sales from customers, it has elected to exclude from the measurement of transaction price taxes that are assessed by governmental authorities.

Refundable Tax Credits- Employer Retention Credit

In accordance with the Employer Retention Credit (ERC) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, Companies are eligible for an payroll tax refunds if, due to the COVID-19 pandemic, there was a 50 percent decline in 2020 quarterly gross receipt or a 20 percent decline in 2021 quarterly gross receipts when compared with the same calendar quarter in 2019, or a full or partial shutdown based on a governmental order. The ERC is computed based on a percentage of qualified wages (including qualified health insurance expenses) incurred from March 13, 2020 through September 30, 2021.

The Company’s policy is to account for the ERC as a grant using guidance by analogy to International Accounting Standard (IAS) 20 Accounting for Government Grants and Disclosure of Government Assistance, International Accounting Standards. In accordance with IAS 20.7, for-profit entities recognize the ERC when the "reasonable assurance" threshold is met, regarding the ERC conditions and receiving the credit. ERCs are subject to IRS audit under the applicable statute of limitations. The Company recognizes ERC refunds upon receipt. Under IAS 20.29, the Company elected to record the gross ERC refund proceeds in other income of our Consolidated Statements of Operations.

Shipping and Transportation Costs

Shipping and other transportation costs are expensed as incurred and were approximately $0.1 million and $20,000 for the three months ended March 31, 2025 and 2024, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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
•
Expected dividend. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU No. 2023-07 require that a public entity disclose, on an annual and interim basis the significant segment expenses, and other measures of profit or loss that are regularly used by an entity's chief operating decision maker (CODM) to assess segment performance and how to allocate resources. The ASU is applicable to entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in fourth quarter of the fiscal year 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. The adoption did not have an impact on the Company’s financial position, results of operations, and cash flows. For additional information, see Note 16 Segment Information in the accompanying notes to the consolidated financial statements.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(1,546)	$(2,455)
Denominator:
Basic weighted average common shares outstanding	11,579	10,532
Plus dilutive effect of potential common shares	—	—
Diluted weighted average common shares outstanding	11,579	10,532
Net loss per share:
Basic	$(0.13)	$(0.23)
Diluted	$(0.13)	$(0.23)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Stock options, restricted stock and performance stock	2,065	2,327
Common stock equivalent shares	2,065	2,327

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	March 31, 2025	December 31, 2024
Cash	$7,233	$8,477
Level 1:
Money market funds	168	33
Total	$7,401	$8,510

Restricted Cash

As of March 31, 2025 and December 31, 2024, the Company had $55,000 in cash on deposit to secure certain lease commitments, which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$3,205	$3,521
Raw materials	550	431
Total Inventories	$3,755	$3,952

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$1,207	$1,124
Raw materials	26	166
Total Consigned Inventories	$1,233	$1,290

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Manufacturing and testing equipment	$5,548	$5,507
Leasehold improvements	848	848
Computers and software	557	557
Furniture, fixtures, and equipment	427	427
Vehicles	56	55
Software Development – Internal Use	65	66
Construction in process	15	6
Property and equipment, gross	7,516	7,466
Less accumulated depreciation	(5,602)	(5,473)
Property and equipment, net	$1,914	$1,993

Depreciation expense was $0.1 million for each of the three months ended March 31, 2025 and 2024.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	March 31, 2025
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,560	$260
Customer relationships	7	13,780	11,834	1,946
Developed technologies	11	4,380	2,062	2,318
Covenants to non-compete	2	115	115	—
Licensed technology	3	581	97	484
Total intangible assets, net		$20,676	$15,668	$5,008

	December 31, 2024
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,475	$345
Customer relationships	7	13,780	11,266	2,514
Developed technologies	11	4,380	1,973	2,407
Covenants to non-compete	2	115	115	—
Licensed technology	3	581	48	533
Total intangible assets, net		$20,676	$14,877	$5,799

Amortization expense was $0.8 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2025 (remaining nine months)	$2,360
2026	751
2027	501
2028	275
2029	275
Thereafter	846
Total	$5,008

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

No impairment losses were recorded against the other intangibles during each of the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025, the Company determined that there were no triggering events or circumstances to indicate that the carrying value of the finite-lived asset group may not be recoverable. Based on the assessment performed, we concluded that an impairment charge to finite-lived intangible assets was not required as of March 31, 2025 and the useful lives remain appropriate.

Goodwill

No impairment losses were recorded against goodwill during the three months ended March 31, 2025 and 2024.

The Company evaluated the goodwill impairment considerations as of March 31, 2025 and determined that there were no events or circumstances that indicated that the fair value of a reporting unit is more likely than not, less than its carrying amount. The first and second quarter 2025 tariff increases by the United States and other countries have increased the uncertainty in our business environment. But the impact of the tariff increases on our Company have been mitigated by a few factors. Most of our products are under specific categories that are exempt from the increased tariffs. Many of our products are sold to the ODM customers who are not subject to the increased tariffs. We source our supplies in tariff favorable regions. During the three months ended March 31, 2025, the Company's current and forecasted sales, cash flows, and excess market capitalization over net assets are reasonable when compared to the quarters in the past two years. After assessing the totality of events and circumstances, the Company determined that there were no events or circumstances as of March 31, 2025 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required.

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

Note 8. Accrued Liabilities and Other

Accrued liabilities and other are comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses	$468	$1,351
Accrued income taxes	(9)	6
Advanced payments from contract manufacturers	—	73
Contract liabilities	80	—
Goods received not invoiced	454	31
Other current liabilities	477	411
Accrued liabilities and other	$1,470	$1,872

Note 9. Leases

Operating Leases

The Company has made certain assumptions and judgments when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2031. The facility leases have original terms of approximately one to seven years and may contain options to extend up to five years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of March 31, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 6.5%. As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 5.9 years and 6.3 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $39,800 and $29,000, for the three months ended March 31, 2025 and 2024, respectively. Total operating lease cost was $0.3 million for each of the three months ended March 31, 2025 and 2024.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of March 31, 2025 (in thousands):

Estimated future lease obligation
2025 (remaining nine months)	$393
2026	965
2027	922
2028	866
2029	861
Thereafter	1,436
Total minimum payments	$5,443
Less imputed interest	(1,061)
Less unrealized translation loss	43
Total lease liabilities	$4,425
Less short-term lease liabilities	(197)
Long-term lease liability	$4,228

Note 10. Income Taxes

The Company’s effective income tax rate was -1.6% and 5.4% for the three months ended March 31, 2025 and 2024, respectively. The variance from the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2025 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

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

As of December 31, 2024, the Company had a valuation allowance against net deferred tax assets of $16.7 million, however, the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 11. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	March 31, 2025	December 31, 2024
Stock options issued and outstanding	2,554	2,376
Stock awards issued and outstanding	810	945
Authorized for grants under the 2016 Plan(2)	267	164
Authorized for grants under the Inducement Plan(3)	240	210
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	569	494
	4,440	4,189

(1) The table above excludes 541,000 treasury stock shares as of March 31, 2025 and December 31, 2024.

(2) On January 1, 2025, the number of authorized shares in the 2016 Plan increased by 461,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On February 5, 2021, 300,000 shares were authorized pursuant to the terms of the Inducement Plan.

(4) On January 1, 2025, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

Issuance of Common Stock

In March 2024, we established an at-the-market (ATM) offering program to sell up to $5.0 million of the Company's common stock. As of March 31, 2025, we have $0.5 million available under the offering program for future sales of our common stock.

During the three months ended March 31, 2025, the Company did not offer common stock for sale under the ATM offering program.

Note 12. Stock Based Compensation

Stock-Based Compensation Expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of goods sold	$73	$58
Research and development	270	328
Sales and marketing	73	80
General and administrative	491	580
Total stock-based compensation expense	$907	$1,046

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2024	2,376	$9.12	5.9	$2,357
Granted	198	$5.00
Exercised	(12)	$2.00		$—
Expired/Forfeited	(8)	$7.14
Balance at March 31, 2025	2,554	$8.84	6.0	$256

Vested and exercisable at March 31, 2025	1,869	$10.10	4.9	$226
Vested and expected to vest at March 31, 2025	2,554	$8.84	6.0	$256

The weighted average grant date fair value of options granted during the three months ended March 31, 2025 was $2.73. The grant-date fair value of each option award is estimated on the date of grant, using the Black-Scholes-Merton option-pricing model.

As of March 31, 2025, there was $1.9 million of unrecognized stock-based compensation costs related to unvested stock options granted under the Company’s equity plans are expected to be recognized over the next 2.4 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2024	835	$5.95
Grants	268	$4.73
Vested and released	(272)	$6.17
Forfeited	(21)	$5.03
Balance at March 31, 2025	810	$5.50

As of March 31, 2025, there was $3.5 million of unrecognized stock-based compensation costs related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

Performance Stock Units

The following table summarizes the Company’s performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2024	110	$1.79
Grants	—	$—
Vested and released	—	$—
Forfeited	(110)	$1.79
Balance at March 31, 2025	—	$—

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant to forecast performance achievement of market price. Key inputs in the valuation include cost of equity, market price volatility and discount rate. As of March 31, 2025, there were no PSU grants outstanding.

Share-Settled Obligations

Share-settled compensation to non-employees were incurred and recognized as stock-based compensation expense and recorded in accrued expense. Within ninety days after the calendar year-end, the liabilities are settled in RSU grants and vest on the grant date. The share-settled obligations were $33,000 and $0.8 million as of March 31, 2025 and December 31, 2024, respectively.

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

During the three months ended March 31, 2025, the Company received $0.1 million from the issuance of 25,000 shares under the ESPP.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of approximately $0.1 million as of March 31, 2025 and December 31, 2024.

Restructure Costs

The following table summarizes restructure cost activities:

Restructure Costs
(In thousands)
Balance as of December 31, 2024	$—
Accrued to restructure severance expense	135
Payments	(41)
Balance as of March 31, 2025	$94

During the three months ended March 31, 2025, we incurred $0.1 million of employee severance costs to restructure our global workforce, roles, and projects to our strategic priorities. These charges were recorded within the operating expense departments in the consolidated statements of operations. During the three months ended March 31, 2024, we did not incur restructure costs.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to, product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended March 31,
	2025	2024
Customer A	37%	15%
Customer B	13%	6%
Customer C	11%	18%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	March 31, 2025	December 31, 2024
Customer A	31%	29%
Customer B	24%	19%

The allowance for credit losses as of March 31, 2025 and December 31, 2024 were not material.

Concentration of Purchases

During the three months ended March 31, 2025, the Company’s products were manufactured by nine CMs with locations in China, Taiwan, Vietnam, Mexico, and the United States.

Concentration of Cash

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's deposits are in several accounts at large institutional banks.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	March 31, 2025	December 31, 2024
North America	$1,777	$1,841
Asia Pacific (APAC)	49	56
Europe, Middle East and Africa (EMEA)	88	96
Property and equipment, net	$1,914	$1,993

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended March 31,
	2025	2024
By Market Group:
Enterprise	$4,341	$8,879
Consumer	6,401	3,511
Automotive	1,271	1,841
Total sales	$12,013	$14,231

By Geography:
North America	$5,221	$10,024
China (including Hong Kong and Taiwan)	6,512	3,303
Rest of the world	280	904
Total sales	$12,013	$14,231

Timing of revenue recognition:
Products and services transferred at a point in time	$11,188	$13,525
Products and services transferred over time	825	706
Total sales	$12,013	$14,231

Contract liabilities are deferred revenues that were recorded when advance payments were received for remaining performance obligations that are recognized over time. The contract liabilities were $79,700 and $72,400 as of March 31, 2025 and December 31, 2024, respectively.

We have stock rotation return rights arrangements with certain customers to return a limited percentage of product. Estimated allowances for stock rotation were $0.4 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively and are included within accrued liabilities in the accompanying condensed consolidated balance sheets. The expected product returns under the stock rotation arrangement were $0.2 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively and are included in inventories in the accompanying consolidated balance sheets.

Note 16. Segment Information

Due to similarities of its products, methods of production and it's management and administrative structure, the Company operates as a single operating and reportable segment.

The following table presents segment revenue, gross profit, net loss and certain operating financial results of the Company’s single operating segment for the periods presented, as viewed by the CODM:

	Three months ended March 31,
	2025	2024
Sales	$12,013	$14,231
Less cost of goods sold:
Other cost of goods sold	6,642	8,445
Stock-based compensation	73	58
Amortization of intangible assets	89	89
Depreciation	49	63
Gross profit	5,160	5,576
Gross margin	43%	39%

Less research and development:
Other research and development expenses	2,116	2,720
Stock-based compensation expense	270	328
Severance and exit costs	47	—
Depreciation	65	72
Total research and development	2,498	3,120

Less sales and marketing:
Other sales and marketing expenses	2,310	2,075
Stock-based compensation expense	73	80
Severance and exit costs	77	—
Depreciation	4	3
Total sales and marketing	2,464	2,158

Less general and administrative:
Other general and administrative expenses	2,134	1,687
Stock-based compensation expense	491	580
Amortization of intangible assets	653	653
Severance and exit costs	11	—
Depreciation	5	7
Total general and administrative	3,294	2,927

Loss from operations	(3,096)	(2,629)

Employee retention credit refund	1,494	—

Employee retention credit -process costs	(134)	—

Interest income, net	221	26

Other segment (expenses) income (1)	(7)	8

Loss before income taxes	(1,522)	(2,595)

Income tax expense (benefit)	24	(140)

Net loss	$(1,546)	$(2,455)

(1) Other segment expenses are primarily foreign currency transaction remeasurements and franchise taxes.

The CODM reviews the segment assets that are reported in the Consolidated Balance Sheets.

Note 17. Subsequent Events

In April 2025, we received an ERC payroll tax refund, under the CARES Act, for $0.4 million, net of professional fees, plus an additional $0.1 million for interest earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024. References to “Airgain, Inc.,” “Airgain,” the “Company,” “we,” “our” and “us” include Airgain, Inc. and our wholly owned subsidiaries.

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

Overview

Airgain is a leading provider of advanced wireless connectivity solutions that drive cutting-edge innovation in 5G technology. We are committed to delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer.

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

Macroeconomic Conditions

Macroeconomic factors, such as elevated interest rates, market volatility, persistent inflation, ongoing trade policy shifts and recessionary concerns have caused uncertainty in end customer demand and supply chain constraints. We are closely monitoring the impact of these factors on our existing product lines and growth initiatives. Our consumer business is experiencing a market recovery, and the enterprise customer excess inventory concern has dissipated. We are, however, expecting the surplus inventory for our automotive customers to extend through the second half of the year. We remain focused on the execution of our strategic product initiatives and operational efficiencies, which lay the foundation of our revenue growth, and profitability, when market conditions improve.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including macroeconomic and geopolitical uncertainties, import/export controls, and tariffs and trade policies of the United States and other countries, the impact of inflation on consumer spending, and our ability to transition from a component provider to a wireless systems provider and to develop technology leadership and expand our markets.

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, tariffs and trade policies, pandemics and epidemics, or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2025.

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

Research and Development. Research and development expenses primarily consist of personnel and project development costs. These expenses include work related to design, development and testing of system solutions and components. These expenses include salaries, stock-based compensation, benefits, bonuses, project development and testing, prototype material, consulting, travel, and similar costs, and depreciation and allocated costs for certain facilities. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of advanced system solutions, although our research and development expense may fluctuate as a percentage of total sales.

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

Other Income (Expense)

Interest Income, net. Interest income generally consists of interest from our cash and cash equivalents and interest income related to employee retention credit, offset by interest expense which consists of interest charges on credit card charges and certain vendor bills.

Other Income and Expense. Other income and expense includes employee retention credit refunds, realized foreign exchange gains or losses, state franchise tax expense, and other income.

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

	Three months ended March 31,
	2025	2024
Statements of Operations Data (in thousands):
Sales	$12,013	$14,231
Cost of goods sold	6,853	8,655
Gross profit	5,160	5,576
Operating expenses:
Research and development	2,498	3,120
Sales and marketing	2,464	2,158
General and administrative	3,294	2,927
Total operating expenses	8,256	8,205
Loss from operations	(3,096)	(2,629)
Other income (expense):
Employee retention credit refund	1,494	—
Other income, net	80	34
Loss before income taxes	(1,522)	(2,595)
Income tax expense (benefit)	24	(140)
Net loss	$(1,546)	$(2,455)

	Three months ended March 31,
	2025	2024
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	57.0	60.8
Gross profit	43.0	39.2
Operating expenses:
Research and development	20.8	21.9
Sales and marketing	20.5	15.2
General and administrative	27.5	20.6
Total operating expenses	68.8	57.7
Loss from operations	(25.8)	(18.5)
Other income (expense):
Employee retention credit refund	12.4	—
Other income, net	0.7	0.3
Loss before income taxes	(12.7)	(18.2)
Income tax expense (benefit)	0.2	(0.9)
Net loss	(12.9)%	(17.3)%

Comparison of the Three Months Ended March 31, 2025 (dollars in thousands)

Sales

	Three months ended March 31,
	2025	2024	$ Change	% Change
Sales	$12,013	$14,231	$(2,218)	(15.6)%

Sales for the three months ended March 31, 2025 decreased $2.2 million or 15.6% compared to the same period in the prior year. Enterprise market sales decreased $4.6 million to $4.3 million for the three months ended March 31, 2025 from $8.9 million during the same period in the prior year, primarily due to lower embedded modems and custom IoT product sales. Automotive market sales decreased $0.5 million to $1.3 million for the three months ended March 31, 2025 from $1.8 million during the same period in the prior year, driven by lower shipments of aftermarket antenna sales. Consumer market sales increased $2.9 million to $6.4 million for the three months ended March 31, 2025 from $3.5 million during the same period in the prior year, primarily due to higher shipments to cable and mobile network operators.

Cost of Goods Sold

	Three months ended March 31,
	2025	2024	$ Change	% Change
Cost of goods sold	$6,853	$8,655	$(1,802)	(20.8)%

Cost of goods sold for the three months ended March 31, 2025 decreased $1.8 million or 20.8% compared to the same period in the prior year, primarily due to lower sales, partially offset by gross margin improvements.

Gross Profit

	Three months ended March 31,
	2025	2024	$ Change	% Change
Gross profit	$5,160	$5,576	$(416)	(7.5)%
Gross profit (percentage of sales)	43.0%	39.2%		3.8%

Gross profit for the three months ended March 31, 2025 decreased $0.4 million or 7.5%, compared to the same period in the prior year, driven by lower sales, partially offset by gross margin improvements. Gross profit as a percentage of sales for the three months ended March 31, 2025 increased by 380 basis points compared to the same period in the prior year. The increase was primarily driven by improved enterprise product margins, and a favorable market sales mix.

Operating Expenses

	Three months ended March 31,
	2025	2024	$ Change	% Change
Research and development	$2,498	$3,120	$(622)	(19.9)%
Sales and marketing	2,464	2,158	306	14.2%
General and administrative	3,294	2,927	367	12.5%
Total operating expenses	$8,256	$8,205	$51	0.6%

Operating expenses for the three months ended March 31, 2025 increased $0.1 million or 0.6% compared to the same period in the prior year. The increase was primarily due to higher personnel expenses, offset by lower project development expenses.

Other Income (Expense)

	Three months ended March 31,
	2025	2024	$ Change	% Change
Employee retention credit refund	$1,494	$—	$1,494	100.0%
Interest income, net	221	26	195	750.0%
Other (expense) income, net	(141)	8	(149)	(1862.5)%
Total other income, net	$1,574	$34	$1,540	4529.4%

In January 2025, the Company received $1.5 million for employee retention credit refunds and $0.2 million for interest earnings, under the CARES Act that was enacted on March 27, 2020. The Company paid $0.1 million commission in January 2025 to a third-party consulting firm that assisted in processing the refund request.

For the three month end March 31, 2024, other expense consists primarily of foreign currency transaction remeasurement adjustments.

Income Tax Expense

	Three months ended March 31,
	2025	2024	$ Change	% Change
Income tax expense (benefit)	$24	$(140)	$164	(117.1)%

Income tax expense for the three months ended March 31, 2025 increased $0.2 million or 117.1% compared to the same period in the prior year primarily due to a reversal of in foreign income tax accrual in the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.4 million at March 31, 2025. During the period from 2013 through 2024, we incurred several years of net losses. As a result, we have an accumulated deficit of ($88.8) million as of March 31, 2025.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(1,025)	$(1,119)
Net cash used in investing activities	(42)	(60)
Net cash (used in) provided by financing activities	(43)	469
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(2)
Net decrease in cash, cash equivalents and restricted cash	$(1,109)	$(712)

Net cash used in operating activities. Net cash used by operating activities was $1.0 million for the three months ended March 31, 2025. This was primarily driven by the net loss of $1.5 million and a $1.3 million net change in operating assets and liabilities, offset by $1.8 million in non-cash expenses.

Net cash used in investing activities. Net cash used in investing activities of $42,000 for the three months ended March 31, 2025 was for purchases of property and equipment.

Net cash used in financing activities. Net cash used in financing activities of $43,000 for the three months ended March 31, 2025 was primarily for $0.2 million tax payments for net share settlement of restricted stock units. These payments were partially offset from $0.1 million received for proceeds from common stock issuances under the ESPP.

Employee Retention Credit

On March 27, 2020, the CARES Act was signed into law providing an ERC, which is a refundable tax credit against certain employment taxes on qualified wages. The Taxpayer Certainty and Disaster Tax Relief Act of 2020, the American

Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act amended the qualifications for eligible employers who could apply and extended the availability of the ERC employment taxes on qualified wages paid after December 31, 2020 through September 30, 2021. We believe that we qualify for application of the ERC on qualified wages from the second quarter of 2020 through the third quarter of 2021.We applied for ERC refunds in 2023, totaling $2.8 million.

In January 2025, we received ERC refunds of $1.5 million, which was recorded in other income section of our condensed consolidated statements of operations. In addition to the refunds, we received $0.2 million for interest earned. We paid a $0.1 million commission in January 2025 to a third party professional firm that assisted us with processing the ERC refund application. There is no assurance that we will ultimately receive the remaining refund balance, or the timeframe of any such receipt, based on IRS review or otherwise.

At-the-Market Sales Agreement

On March 7, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (as amended and restated as described below, the Sales Agreement) with Craig-Hallum Capital Group LLC (Craig-Hallum). Pursuant to the Sales Agreement, the Company may sell at its option, up to an aggregate of $5.0 million in shares of its common stock through Craig-Hallum, as sales agent. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” (ATM) offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company has agreed to pay Craig-Hallum a sales commission of 3.0% of the gross proceeds for sales under the Sales Agreement.

The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that the Company will sell any additional shares of common stock under the Sales Agreement, or, if it does, as to the price or amount of shares of common stock that the Company may sell or the dates when such sales will take place. During the year ended December 31, 2024, 760,000 shares of common stock were issued pursuant to the Sales Agreement for net proceeds of $4.1 million, after deducting commissions. During the first quarter of 2025, the Company did not offer any common stock for sale through the ATM program. As of March 31, 2025, $0.5 million remained available under the Sales Agreement for future sales of the Company’s common stock.

The Company amended and restated the Sales Agreement on May 7, 2025 in connection with the filing of a replacement registration statement on Form S-3 in advance of the expiration of the Company’s existing registration statement on Form S-3. Under the amended Sales Agreement, the sales commission payable to Craig-Hallum is 2.5% of the gross proceeds for sales under the agreement, and the Company may sell shares of its common stock having an aggregate offering price of up to an amount registered under an effective registration statement and for which the Company has filed a prospectus

Lease Modification

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

The relevant conditions and events that are known and reasonably known as of March 31, 2025 related to the Company have not significantly changed since December 31, 2024. Therefore, the expected cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

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

There were no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Goodwill

For the annual goodwill impairment assessment, as of December 31, 2024, the Company determined that there were no events or circumstances that indicated that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required as of December 31, 2024.

The Company evaluated the goodwill impairment considerations as of March 31, 2025. The first and second quarter 2025 tariff increases by the United States and other countries have increased the uncertainty in our business environment. The impact of the tariff increases on our Company have been mitigated by a few factors. Most of our products are in specific categories that are exempt from the increased tariffs. Many of our products are sold to the ODM customers who are not subject to the increased tariffs. We source our supplies in tariff favorable regions. During the three months ended March 31, 2025, the Company's current and forecasted sales, cash flows, and excess market capitalization over net assets are reasonable when compared to quarters in the past two years. After assessing the totality of events and circumstances, the Company determined that there were no events or circumstances as of March 31, 2025 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of March 31, 2025. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three months ended March 31, 2025, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to such risk factors. In evaluating our business, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K. The occurrence of any of such risks, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

On March 12, 2025, our Chief Executive Officer, Jacob Suen adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan provides for the potential sale of up to 91,000 shares of the Company's common stock from June 11, 2025 through June 26, 2026.

During the three months ended March 31, 2025, no other director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Amended and Restated Sales Agreement

On May 7, 2025, in connection with the filing of a replacement registration statement on Form S-3 in advance of the expiration of our existing registration statement on Form S-3, we amended and restated our At-the-Market Issuance Sales Agreement (as amended, the Sales Agreement) with Craig-Hallum originally entered into on March 7, 2024. Pursuant to the Sales Agreement, we may sell at our option, through Craig-Hallum, as sales agent, shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement and for which we have filed a prospectus. We have agreed to pay Craig-Hallum a sales commission of up to 2.5% of the gross proceeds for sales under the Sales Agreement. The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the Sales Agreement, a copy of which will be filed as an exhibit to our replacement registration statement on Form S-3 and is incorporated herein by reference.

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

AIRGAIN, INC.

Date: May 7, 2025	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: May 7, 2025	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer and Secretary (principal financial and accounting officer)