Form 10-Q
period 2025-06-30
AIRGAIN INC
filed 2025-08-06
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of July 30, 2025, the registrant had 11,903,285 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,678	$8,510
Trade accounts receivable, net	11,826	11,671
Inventories	3,716	3,952
Prepaid expenses and other current assets	1,333	1,698
Total current assets	24,553	25,831
Property and equipment, net	1,803	1,993
Leased right-of-use assets	4,028	3,901
Goodwill	10,845	10,845
Intangible assets, net	4,218	5,799
Other assets	74	74
Total assets	$45,521	$48,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,061	$9,499
Accrued compensation	1,198	2,041
Accrued liabilities and other	2,955	1,872
Short-term lease liabilities	573	89
Total current liabilities	11,787	13,501
Deferred tax liability	165	163
Long-term lease liabilities	3,783	3,810
Total liabilities	15,735	17,474
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 12,445 shares issued and 11,903 shares outstanding at June 30, 2025; and 12,070 shares issued and 11,529 shares outstanding at December 31, 2024.	125,379	123,546
Treasury stock, at cost: 541 shares at June 30, 2025 and December 31, 2024.	(5,364)	(5,364)
Accumulated deficit	(90,230)	(87,209)
Accumulated other comprehensive income (loss)	1	(4)
Total stockholders’ equity	29,786	30,969
Total liabilities and stockholders’ equity	$45,521	$48,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales	$13,623	$15,184	$25,636	$29,415
Cost of goods sold	7,784	9,036	14,637	17,691
Gross profit	5,839	6,148	10,999	11,724
Operating expenses:
Research and development	2,553	3,116	5,051	6,236
Sales and marketing	2,419	2,349	4,883	4,507
General and administrative	2,867	3,188	6,161	6,115
Total operating expenses	7,839	8,653	16,095	16,858
Loss from operations	(2,000)	(2,505)	(5,096)	(5,134)
Other income (expense):
Employee retention credit refund	495	—	1,989	—
Interest income, net	100	27	321	53
Other (expense) income, net	(56)	(1)	(197)	7
Total other income, net	539	26	2,113	60
Loss before income taxes	(1,461)	(2,479)	(2,983)	(5,074)
Income tax expense (benefit)	14	34	38	(106)
Net loss	$(1,475)	$(2,513)	$(3,021)	$(4,968)
Net loss per share:
Basic	$(0.12)	$(0.23)	$(0.26)	$(0.46)
Diluted	$(0.12)	$(0.23)	$(0.26)	$(0.46)
Weighted average shares used in calculating loss per share:
Basic	11,841	10,938	11,711	10,736
Diluted	11,841	10,938	11,711	10,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(1,475)	$(2,513)	$(3,021)	$(4,968)
Other comprehensive loss:
Foreign currency translation adjustment	4	(2)	5	(4)
Comprehensive loss	$(1,471)	$(2,515)	$(3,016)	$(4,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Fiscal Quarters Ended June 30, 2025
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	12,070	$123,546	(541)	$(5,364)	$(4)	$(87,209)	$30,969
Net loss	—	—	—	—	—	(1,546)	(1,546)
Stock-based compensation	—	945	—	—	—	—	945
Common stock issued through restricted stock awards	272	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(44)	(191)	—	—	—	—	(191)
Common stock issued under ESPP	25	123	—	—	—	—	123
Common stock issued through stock options	12	24	—	—	—	—	24
Foreign currency translation adjustments	—	—	—	—	1	—	1
Balance at March 31, 2025	12,335	$124,447	(541)	$(5,364)	$(3)	$(88,755)	$30,325
Net loss	—	—	—	—	—	(1,475)	(1,475)
Stock-based compensation	—	771	—	—	—	—	771
Common stock issued through restricted stock awards	11	—	—	—	—	—	—
Common stock issued through stock options	99	161	—	—	—	—	161
Foreign currency translation adjustments	—	—	—	—	4	—	4
Balance at June 30, 2025	12,445	$125,379	(541)	$(5,364)	$1	$(90,230)	$29,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Fiscal Quarters Ended June 30, 2024
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	11,010	$115,295	(541)	$(5,364)	$3	$(78,521)	$31,413
Net loss	—	—	—	—	—	(2,455)	(2,455)
Stock-based compensation	—	1,087	—	—	—	—	1,087
Common stock issued through restricted stock awards	169	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(24)	(94)	—	—	—	—	(94)
Common stock issued under ESPP	23	76	—	—	—	—	76
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Common stock issued in connection with at-the-market offerings, net	124	488	—	—	—	—	488
Balance at March 31, 2024	11,302	$116,852	(541)	$(5,364)	$1	$(80,976)	$30,513
Net loss						(2,513)	(2,513)
Stock-based compensation	—	1,049	—	—	—	—	1,049
Common stock issued through restricted stock awards	27	—	—	—	—	—	—
Common stock issued through stock options	8	25	—	—	—		25
Foreign currency translation adjustments	—	—	—	—	(2)		(2)
Common stock issued in connection with at-the-market offerings, net	505	2,518	—	—	—		2,518
Balance at June 30, 2024	11,842	$120,444	(541)	$(5,364)	$(1)	$(83,489)	$31,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,021)	$(4,968)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	236	284
Amortization	1,593	1,484
Stock-based compensation	1,510	2,253
Deferred tax liability	3	19
Amortization of prepaid assets	—	132
Accrual of property and equipment	—	22
Changes in operating assets and liabilities:
Trade accounts receivable	(155)	(1,267)
Inventories	236	(740)
Prepaid expenses and other current assets	365	312
Other assets	(1)	6
Accounts payable	(2,438)	(628)
Accrued compensation	(688)	379
Accrued liabilities and other	1,134	432
Lease liabilities	330	(42)
Net cash used in operating activities	(896)	(2,322)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(150)
Net cash used in investing activities	(58)	(150)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	—	3,006
Payments for withholding taxes related to net share settlement of equity awards	(191)	(95)
Proceeds from employee stock purchase and option exercises	308	101
Net cash provided by financing activities	117	3,012

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(5)

Net (decrease) increase in cash, cash equivalents and restricted cash	(832)	535
Cash, cash equivalents, and restricted cash; beginning of period	8,565	7,976
Cash, cash equivalents, and restricted cash; end of period	$7,733	$8,511

Supplemental disclosure of cash flow information:

Income taxes paid	$25	$38
Income taxes refunded	$1	$50

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$519	$179
Accrued offering costs charged against proceeds from sale of common stock	$—	$10

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,678	$8,416
Restricted cash included in prepaid expenses and other current assets and other assets long term	55	95
Total cash, cash equivalents, and restricted cash	$7,733	$8,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

Airgain, Inc. was incorporated in the State of California on March 20, 1995; and reincorporated in the State of Delaware on August 17, 2016. Airgain, Inc. together with its subsidiaries are herein referred to as the “Company,” “we,” or “our.” Headquartered in San Diego, California, Airgain, Inc. (NASDAQ: AIRG) is a leading provider of advanced wireless connectivity solutions. We are committed to delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer.

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

Segment Information

The Company is engaged in research and development, production, commercialization and sale of wireless connectivity solutions, offering integrated systems, embedded components, and external antennas worldwide. All of the Company’s products are manufactured by third-party contract manufacturers (CM). Product sales for the six months ended June 30, 2025 were approximately 94% of the Company’s total revenue and 6% was from service revenue. Due to similarities in its products, and methods of production, the Company has a single company-wide management team that administers operations on a consolidated basis. We concluded that we have only one operating and reportable segment to provide wireless connectivity solutions.

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

Note 2. Summary of Significant Accounting Policies

During the six months ended June 30, 2025, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Shipping and Transportation Costs

Shipping and other transportation costs are expensed as incurred and were minor in the three months ended June 30, 2025 and $0.1 million for the three months ended June 30, 2024. During the six months ended June 30, 2025 and 2024, the shipping and other transportation costs were $0.1 million and $0.2 million, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(1,475)	$(2,513)	$(3,021)	$(4,968)
Denominator:
Basic weighted average common shares outstanding	11,841	10,938	11,711	10,736
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	11,841	10,938	11,711	10,736
Net loss per share:
Basic	$(0.12)	$(0.23)	$(0.26)	$(0.46)
Diluted	$(0.12)	$(0.23)	$(0.26)	$(0.46)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options, restricted stock and performance stock	2,969	2,387	2,305	2,443
Common stock equivalent shares	2,969	2,387	2,305	2,443

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	June 30, 2025	December 31, 2024
Cash	$7,649	$8,477
Level 1:
Money market funds	29	33
Total	$7,678	$8,510

Restricted Cash

As of June 30, 2025 and December 31, 2024, the Company had $55,000 in cash on deposit to secure certain lease commitments, which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$3,110	$3,521
Raw materials	606	431
Total Inventories	$3,716	$3,952

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$1,207	$1,124
Raw materials	26	166
Total Consigned Inventories	$1,233	$1,290

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Manufacturing and testing equipment	$5,548	$5,507
Leasehold improvements	848	848
Computers and software	557	557
Furniture, fixtures, and equipment	427	427
Vehicles	56	55
Software Development – Internal Use	74	66
Construction in process	14	6
Property and equipment, gross	7,524	7,466
Less accumulated depreciation	(5,721)	(5,473)
Property and equipment, net	$1,803	$1,993

Depreciation expense was $0.1 million for each of the three months ended June 30, 2025 and 2024.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	June 30, 2025
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,645	$175
Customer relationships	7	13,780	12,403	1,377
Developed technologies	11	4,380	2,150	2,230
Covenants to non-compete	2	115	115	—
Licensed technology	3	581	145	436
Total intangible assets, net		$20,676	$16,458	$4,218

	December 31, 2024
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,475	$345
Customer relationships	7	13,780	11,266	2,514
Developed technologies	11	4,380	1,973	2,407
Covenants to non-compete	2	115	115	—
Licensed technology	3	581	48	533
Total intangible assets, net		$20,676	$14,877	$5,799

The following table presents the amortization expense for acquired other intangible assets (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Amortization expense for acquired other intangible assets	$790	$742	$1,581	$1,483

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2025 (remaining six months)	$1,571
2026	751
2027	501
2028	275
2029	275
Thereafter	845
Total	$4,218

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

No impairment losses were recorded against the other intangibles during each of the six months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025, the Company determined that there were no triggering events or circumstances to indicate that the carrying value of the finite-lived asset group may not be recoverable. Based on the assessment performed, we concluded that an impairment charge to finite-lived intangible assets was not required as of June 30, 2025 and the useful lives remain appropriate.

Goodwill

No impairment losses were recorded against goodwill during the three months ended June 30, 2025 and 2024.

The Company evaluated the goodwill impairment considerations as of June 30, 2025 and determined that there were no events or circumstances that indicated that the fair value of a reporting unit is more likely than not, less than its carrying amount. The first and second quarter 2025 tariff increases by the United States and other countries have increased the uncertainty in our business environment. But the impact of the tariff increases on our Company have been mitigated by a few factors. Most of our products are under specific categories that are exempt from the increased tariffs. Many of our products are sold to the ODM customers who are not subject to the increased tariffs. We source our supplies in tariff favorable regions. During the six months ended June 30, 2025, the Company's current and forecasted sales, cash flows, and excess market capitalization over net assets are reasonable when compared to the quarters in the past two years. After assessing the totality of events and circumstances, the Company determined that there were no events or circumstances as of June 30, 2025 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required.

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

Note 8. Accrued Liabilities and Other

Accrued liabilities and other are comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses	$595	$1,351
Accrued income taxes	(15)	6
Advanced payments from contract manufacturers	—	73
Contract liabilities	166	—
Goods received not invoiced	1,724	31
Other current liabilities	485	411
Accrued liabilities and other	$2,955	$1,872

Note 9. Leases

Operating Leases

The Company has made certain assumptions and judgments when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2031. The facility leases have original terms of approximately one to seven years and may contain options to extend up to five years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of June 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 6.5%. As of June 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 5.8 years and 6.3 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $35,587 and $13,000, for the three months ended June 30, 2025 and 2024, respectively. Total operating lease cost was $0.4 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of June 30, 2025 (in thousands):

Estimated future lease obligation
2025 (remaining six months)	$278
2026	966
2027	922
2028	866
2029	862
Thereafter	1,437
Total minimum payments	$5,331
Less imputed interest	(988)
Add unrealized translation loss	13
Total lease liabilities	$4,356
Less short-term lease liabilities	(573)
Long-term lease liability	$3,783

Note 10. Income Taxes

The Company’s effective income tax rate was -1.3% and 2.1% for the six months ended June 30, 2025 and 2024, respectively. The variance from the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2025 was primarily attributable to the utilization of deferred tax attributes that had a full valuation allowance.

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

The following table presents common stock reserved for future issuance(1) (in thousands):

	June 30, 2025	December 31, 2024
Stock options issued and outstanding	2,553	2,376
Stock awards issued and outstanding	842	945
Authorized for grants under the 2016 Plan(2)	302	164
Authorized for grants under the Inducement Plan	65	210
Authorized for grants under the 2016 Employee Stock Purchase Plan(3)	569	494
	4,331	4,189

(1) The table above excludes 541,000 treasury stock shares as of June 30, 2025 and December 31, 2024.

(2) On January 1, 2025, the number of authorized shares in the 2016 Plan increased by 461,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On January 1, 2025, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan.

At The Market Offering

In May 2025, the Company established the at-the-market (ATM) offering program (the 2025 ATM Program) to sell up to $5.0 million of the Company's common stock. As of June 30, 2025, we have $5.0 million available under the 2025 ATM Program for future sales of our common stock.

In March 2024, the Company established the ATM offering program (the 2024 ATM Program) to sell up to $5.0 million of the Company's common stock. Under the 2024 ATM Program, the Company issued 760,242 shares of common stock for gross proceeds of approximately $4.5 million. Net proceeds totaled approximately $4.1 million after deducting the underwriting commissions and other costs associated with the offering. On May 15, 2025, the Company terminated the 2024 ATM Program upon the expiration of the associated Form S-3 Registration Statement, in connection with the effectiveness of the Form S-3 Registration Statement related to the 2025 ATM Program.

During the six months ended June 30, 2025, the Company did not offer common stock for sale under the ATM offering program.

Note 12. Stock Based Compensation

Stock-Based Compensation Expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$39	$65	$112	$123
Research and development	161	400	431	728
Sales and marketing	88	75	161	155
General and administrative	315	667	806	1,247
Total stock-based compensation expense	$603	$1,207	$1,510	$2,253

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2024	2,376	$9.12	5.9	$2,357
Granted	309	$4.56
Exercised	(111)	$1.66		$236
Expired/Forfeited	(21)	$11.57
Balance at June 30, 2025	2,553	$8.87	6.1	$227

Vested and exercisable at June 30, 2025	1,815	$10.41	5.0	$111
Vested and expected to vest at June 30, 2025	2,553	$8.87	6.1	$227

The weighted average grant date fair value of options granted during the six months ended June 30, 2025 was $2.50. The grant-date fair value of each option award is estimated on the date of grant, using the Black-Scholes-Merton option-pricing model.

As of June 30, 2025, there was $1.8 million of unrecognized stock-based compensation costs related to unvested stock options granted under the Company’s equity plans are expected to be recognized over the next 2.5 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2024	835	$5.95
Grants	342	$4.53
Vested and released	(282)	$6.37
Forfeited	(53)	$5.41
Balance at June 30, 2025	842	$5.27

As of June 30, 2025, there was $3.1 million of unrecognized stock-based compensation costs related to non-vested RSUs, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

Performance Stock Units

The following table summarizes the Company’s performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2024	110	$1.79
Grants	—	$—
Vested and released	—	$—
Forfeited	(110)	$1.79
Balance at June 30, 2025	—	$—

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant to forecast performance achievement of market price. Key inputs in the valuation include cost of equity, market price volatility and discount rate. As of June 30, 2025, there were no PSU grants outstanding.

Share-Settled Obligations

Share-settled compensation to non-employees were incurred and recognized as stock-based compensation expense and recorded in accrued expense. Within ninety days after the calendar year-end, the liabilities are settled in RSU grants and vest on the grant date. The share-settled obligations were $20,000 and $0.8 million as of June 30, 2025 and December 31, 2024, respectively.

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

During the three months ended June 30, 2025, the Company did not issue shares under the ESPP. During the six months ended June 30, 2025, the Company received $0.1 million from the issuance of 25,000 shares under the ESPP.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of approximately $0.1 million as of June 30, 2025 and December 31, 2024.

Severance

The following table summarizes severance cost activities:

Severance Costs
(In thousands)
Balance as of December 31, 2024	$—
Accrued to severance expense	286
Payments	(280)
Balance as of June 30, 2025	$6

During the three months ended June 30, 2025, we incurred $0.2 million of employee severance costs to align our global workforce, roles, and projects to our strategic priorities. These charges were recorded within the operating expense departments in the consolidated statements of operations. During the three months ended June 30, 2024, we did not incur severance costs.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to, product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Customer A	27%	24%	31%	20%
Customer B	19%	16%	15%	17%
Customer C	14%	8%	14%	7%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	June 30, 2025	December 31, 2024
Customer A	29%	29%
Customer B	17%	19%
Customer C	15%	15%

The allowance for credit losses as of June 30, 2025 and December 31, 2024 were not material.

Concentration of Purchases

During the six months ended June 30, 2025, the Company’s products were manufactured by nine CMs with locations in China, Taiwan, Vietnam, Mexico, and the United States.

Concentration of Cash

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's deposits are in several accounts at large institutional banks.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	June 30, 2025	December 31, 2024
North America	$1,681	$1,841
Asia Pacific (APAC)	41	56
Europe, Middle East and Africa (EMEA)	81	96
Property and equipment, net	$1,803	$1,993

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
By Market Group:
Enterprise	$7,152	$8,615	$11,493	$17,494
Consumer	5,650	4,827	12,051	8,338
Automotive	821	1,742	2,092	3,583
Total sales	$13,623	$15,184	$25,636	$29,415

By Geography:
North America	$7,471	$9,337	$12,692	$19,361
China (including Hong Kong and Taiwan)	5,870	5,397	12,382	8,700
Rest of the world	282	450	562	1,354
Total sales	$13,623	$15,184	$25,636	$29,415

Timing of revenue recognition:
Products and services transferred at a point in time	$12,854	$14,507	$24,042	$28,032
Products and services transferred over time	769	677	1,594	1,383
Total sales	$13,623	$15,184	$25,636	$29,415

Contract liabilities are deferred revenues that were recorded when advance payments were received for remaining performance obligations that are recognized over time. The contract liabilities were $0.2 million and $72,400 as of June 30, 2025 and December 31, 2024, respectively.

We have stock rotation return rights arrangements with certain customers to return a limited percentage of product. Estimated allowances for stock rotation were $0.1 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively and are included in the accrued liabilities in the accompanying condensed consolidated balance sheets. The expected product returns under the stock rotation arrangement were $0.1 million each as of June 30, 2025 and December 31, 2024, respectively and are included in inventories in the accompanying consolidated balance sheets.

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

The following table presents segment revenue, gross profit, net loss and certain operating financial results of the Company’s single operating segment for the periods presented, as viewed by the CODM:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales	$13,623	$15,184	$25,636	$29,415
Less cost of goods sold:
Other cost of goods sold	7,614	8,821	14,256	17,266
Stock-based compensation	39	65	112	123
Amortization of intangible assets	89	89	178	178
Depreciation	42	61	91	124
Gross profit	5,839	6,148	10,999	11,724
Gross margin	43%	40%	43%	40%

Less research and development:
Other research and development expenses	2,264	2,647	4,380	5,367
Stock-based compensation expense	161	400	431	728
Severance and exit costs	65	—	112	—
Depreciation	63	69	128	141
Total research and development	2,553	3,116	5,051	6,236

Less sales and marketing:
Other sales and marketing expenses	2,255	2,271	4,565	4,346
Stock-based compensation expense	88	75	161	155
Severance and exit costs	73	—	150	—
Depreciation	3	3	7	6
Total sales and marketing	2,419	2,349	4,883	4,507

Less general and administrative:
Other general and administrative expenses	1,881	1,861	4,015	3,548
Stock-based compensation expense	315	667	806	1,247
Amortization of intangible assets	653	654	1,306	1,307
Severance and exit costs	13	—	24	—
Depreciation	5	6	10	13
Total general and administrative	2,867	3,188	6,161	6,115

Loss from operations	(2,000)	(2,505)	(5,096)	(5,134)

Employee retention credit refund	495	—	1,989	—

Employee retention credit -process costs	(45)	—	(179)	—

Interest income, net	100	27	321	53

Other segment (expenses) income (1)	(11)	(1)	(18)	7

Loss before income taxes	(1,461)	(2,479)	(2,983)	(5,074)

Income tax expense (benefit)	14	34	38	(106)

Net loss	$(1,475)	$(2,513)	$(3,021)	$(4,968)

(1) Other segment expenses are primarily foreign currency transaction remeasurements and franchise taxes.

The CODM reviews the segment assets that are reported in the Consolidated Balance Sheets.

Note 17. Subsequent Events

On July 15, 2025, the Board approved an amendment to the Inducement Plan to increase the shares of the Company’s common stock reserved for issuance thereunder from an aggregate of 700,000 shares to an aggregate of 1,100,000 shares.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws and has multiple effective dates from 2025 through 2027. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. ASC 740 Income Taxes requires the effects of changes in tax legislation on deferred tax balances to be recognized in the period in which enacted; the impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the three-months ending September 30, 2025.

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

Overview

Airgain is a leading provider of advanced wireless connectivity solutions. We are committed to delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer.

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

Core Markets

The enterprise market requires reliable wireless access across various use cases, including smart cities, utilities, factories, buildings, campuses, transportation hubs, stadiums, and suburban developments. Our Lighthouse 5G Smart NCR platform provides coverage enhancements both indoors and outdoors to improve 5G connectivity for MNOs and systems integrators. Our asset tracking solutions are deployed across transportation, supply chain, and other specialized applications. Our NimbeLink embedded modems serve numerous enterprise IoT sectors requiring cellular connectivity such as packaging, logistics, EV charging, smart cities, smart buildings, agriculture, asset tracking, and self-service innovations. Our custom products feature joint engineering collaboration with strategic customers to develop industrial IoT products (IIoT) for specific applications while helping them reduce their time to market. Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, products, and applications, including access points, gateways, FWA devices and utility meters.

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

Macroeconomic Conditions

Macroeconomic factors, such as market volatility, inflation, ongoing trade policy shifts and recessionary concerns have caused uncertainty in end customer demand and supply chain constraints. We are closely monitoring the impact of these factors on our existing product lines and growth initiatives. Our consumer business is experiencing a market recovery, and the enterprise customer excess inventory concern has dissipated. We are, however, expecting the surplus inventory for our automotive customers to extend through the second half of the year. We remain focused on the execution of our strategic product initiatives and operational efficiencies, which lay the foundation of our revenue growth, and profitability, when market conditions improve.

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
•
our ability to target new end markets;
•
the impact of global supply shortages on our business and that of our end customers; and
•
international expansion in light of continuing global tensions

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, tariffs and trade policies, pandemics or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the six months ended June 30, 2025.

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

Other Income and Expense. Other income and expense includes employee retention credit refunds and associated commissions, realized foreign exchange gains or losses, state franchise tax expense, and other income.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Statements of Operations Data (in thousands):
Sales	$13,623	$15,184	$25,636	$29,415
Cost of goods sold	7,784	9,036	14,637	17,691
Gross profit	5,839	6,148	10,999	11,724
Operating expenses:
Research and development	2,553	3,116	5,051	6,236
Sales and marketing	2,419	2,349	4,883	4,507
General and administrative	2,867	3,188	6,161	6,115
Total operating expenses	7,839	8,653	16,095	16,858
Loss from operations	(2,000)	(2,505)	(5,096)	(5,134)
Other income (expense):
Employee retention credit refund	495	—	1,989	—
Other income, net	44	26	124	60
Loss before income taxes	(1,461)	(2,479)	(2,983)	(5,074)
Income tax expense (benefit)	14	34	38	(106)
Net loss	$(1,475)	$(2,513)	$(3,021)	$(4,968)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.1	59.5	57.1	60.1
Gross profit	42.9	40.5	42.9	39.9
Operating expenses:
Research and development	18.7	20.5	19.7	21.2
Sales and marketing	17.8	15.5	19.1	15.3
General and administrative	21.1	21.0	24.0	20.8
Total operating expenses	57.6	57.0	62.8	57.3
Loss from operations	(14.7)	(16.5)	(19.9)	(17.5)
Other income (expense):
Employee retention credit refund	3.7	—	7.8	-
Other income, net	0.3	0.2	0.5	0.3
Loss before income taxes	(10.7)	(16.3)	(11.6)	(17.2)
Income tax expense (benefit)	0.1	0.3	0.1	(0.3)
Net loss	(10.8)%	(16.6)%	(11.8)%	(16.9)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024 (dollars in thousands)

Sales

	Three months ended June 30,
	2025	2024	$ Change	% Change
Sales	$13,623	$15,184	$(1,561)	(10.3)%

	Six months ended June 30,
	2025	2024	$ Change	% Change
Sales	$25,636	$29,415	$(3,779)	(12.8)%

Sales for the three months ended June 30, 2025 decreased $1.6 million or 10.3% compared to the same period in the prior year. Enterprise market sales decreased $1.5 million to $7.2 million for the three months ended June 30, 2025 from $8.6 million during the same period in the prior year, primarily due to lower custom IoT product and asset tracker sales. Automotive market sales decreased $0.9 million to $0.8 million for the three months ended June 30, 2025 from $1.7 million during the same period in the prior year, on lower demand for antennas. Consumer market sales increased $0.8 million to $5.6 million for the three months ended June 30, 2025 from $4.8 million during the same period in the prior year, primarily due to higher shipments to cable and mobile network operators.

Sales for the six months ended June 30, 2025 decreased $3.8 million or 12.8% compared to the same period in the prior year. Enterprise market sales decreased $6.0 million to $11.5 million for the six months ended June 30, 2025 from $17.5 million during the same period in the prior year, primarily due to lower embedded modems and custom IoT product sales. Automotive market sales decreased $1.5 million to $2.1 million for the six months ended June 30, 2025 from $3.6 million during the same period in the prior year, primarily due to lower demand for antennas. Consumer market sales increased $3.7 million to $12.0 million for the six months ended June 30, 2025 from $8.3 million during the same period in the prior year, primarily due to higher shipments to cable and mobile network operators.

Cost of Goods Sold

	Three months ended June 30,
	2025	2024	$ Change	% Change
Cost of goods sold	$7,784	$9,036	$(1,252)	(13.9)%

	Six months ended June 30,
	2025	2024	$ Change	% Change
Cost of goods sold	$14,637	$17,691	$(3,054)	(17.3)%

Cost of goods sold for the three months ended June 30, 2025 decreased $1.3 million or 13.9% compared to the same period in the prior year. Cost of goods sold for the six months ended June 30, 2025 decreased $3.1 million or 17.3% compared to the same period in the prior year. The declines for both periods were primarily due to lower sales, partially offset by gross margin improvements.

Gross Profit

	Three months ended June 30,
	2025	2024	$ Change	% Change
Gross profit	$5,839	$6,148	$(309)	(5.0)%
Gross profit (percentage of sales)	42.9%	40.5%		2.4%

	Six months ended June 30,
	2025	2024	$ Change	% Change
Gross profit	$10,999	$11,724	$(725)	(6.2)%
Gross profit (percentage of sales)	42.9%	39.9%		3.0%

Gross profit for the three months ended June 30, 2025 decreased $0.3 million or 5.0%, compared to the same period in the prior year, driven by lower sales, partially offset by gross margin improvements. Gross profit as a percentage of sales for the three months ended June 30, 2025 increased by 240 basis points compared to the same period in the prior year. The increase was primarily driven by improved enterprise product margins.

Gross profit for the six months ended June 30, 2025 decreased $0.7 million or 6.2%, compared to the same period in the prior year, driven by lower sales, partially offset by gross margin improvements. Gross profit as a percentage of sales for the three months ended June 30, 2025 increased by 300 basis points compared to the same period in the prior year. The increase was primarily driven by improved enterprise product margins.

Operating Expenses

	Three months ended June 30,
	2025	2024	$ Change	% Change
Research and development	$2,553	$3,116	$(563)	(18.1)%
Sales and marketing	2,419	2,349	70	3.0%
General and administrative	2,867	3,188	(321)	(10.1)%
Total operating expenses	$7,839	$8,653	$(814)	(9.4)%

	Six months ended June 30,
	2025	2024	$ Change	% Change
Research and development	$5,051	$6,236	$(1,185)	(19.0)%
Sales and marketing	4,883	4,507	376	8.3%
General and administrative	6,161	6,115	46	0.8%
Total operating expenses	$16,095	$16,858	$(763)	(4.5)%

Operating expenses for the three months ended June 30, 2025 decreased $0.8 million or (9.4)% compared to the same period in the prior year. The decrease was primarily due to lower personnel expenses, general administrative expenses, and project development expenses, partially offset by higher outsourced services.

Operating expenses for the six months ended June 30, 2025 decreased $0.8 million or 4.5% compared to the same period in the prior year. The decrease was primarily due to lower personnel expenses and project development expenses, partially offset by higher outsourced services.

Other Income (Expense)

	Three months ended June 30,
	2025	2024	$ Change	% Change
Employee retention credit refund	$495	$—	$495	100.0%
Interest income, net	100	27	73	270.4%
Other (expense) income, net	(56)	(1)	(55)	5500.0%
Total other income, net	$539	$26	$513	1973.1%

	Six months ended June 30,
	2025	2024	$ Change	% Change
Employee retention credit refund	$1,989	$—	$1,989	100.0%
Interest income, net	321	53	268	505.7%
Other (expense) income, net	(197)	7	(204)	(2914.3)%
Total other income, net	$2,113	$60	$2,053	3421.7%

Total other Income (Expense) for the three months ended June 30, 2025 increased $0.5 million compared to the same period in the prior year. The increase was primarily due to our receipt of $0.5 million for employee retention credit refunds and $0.1 million for interest earnings, under the CARES Act that was enacted on March 27, 2020. We paid approximately $45,000 in commissions to a third-party consulting firm that assisted in processing the refund request.

Total other Income (Expense) for the six months ended June 30, 2025 increased $2.1 million compared to the same period in the prior year. The increase was primarily due to our receipt of $2.0 million for employee retention credit refunds and $0.3 million for interest earnings under the CARES Act. We paid approximately $0.2 million in commissions to a third-party consulting firm that assisted in processing the refund request.

Income Tax Expense

	Three months ended June 30,
	2025	2024	$ Change	% Change
Income tax expense (benefit)	$14	$34	$(20)	(58.8)%

	Six months ended June 30,
	2025	2024	$ Change	% Change
Income tax expense (benefit)	$38	$(106)	$144	(135.8)%

Income tax expense for the three months ended June 30, 2025 decreased $20,000 or 58.8% compared to the same period in the prior year primarily due to a lower foreign income tax accrual.

Income tax expense for the six months ended June 30, 2025 increased $0.1 million or 135.8% compared to the same period in the prior year primarily due to a reversal of in foreign income tax accrual in the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.7 million at June 30, 2025. During the period from 2013 through 2024, we incurred several years of net losses. As a result, we have an accumulated deficit of ($90.2) million as of June 30, 2025.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(896)	$(2,322)
Net cash used in investing activities	(58)	(150)
Net cash provided by financing activities	117	3,012
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(5)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(832)	$535

Net cash used in operating activities. Net cash used by operating activities was $0.9 million for the six months ended June 30, 2025. This was primarily driven by the net loss of $3.0 million and a $1.2 million net change in operating assets and liabilities, offset by $3.3 million in non-cash expenses.

Net cash used in investing activities. Net cash used in investing activities of $58,000 for the six months ended June 30, 2025 was for purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $0.1 million for the six months ended June 30, 2025 were primarily from exercised options for $0.2 million and common stock issuances under the ESPP for $0.1 million. These proceeds were partially offset by the $0.2 million in tax payments for net share settlement of restricted stock units.

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

During the six months ended June 30, 2025, we received ERC refunds of $2.0 million, which was recorded in other income section of our condensed consolidated statements of operations. In addition to the refunds, we received $0.3 million for interest earned. We paid $0.2 million commission to a third party professional firm that assisted us with processing the ERC refund application. There is no assurance that we will ultimately receive the remaining refund balance, or the timeframe of any such receipt, based on IRS review or otherwise.

At-the-Market Sales Agreement

On May 7, 2025, we amended and restated the At-the-Market Issuance Sales Agreement (as amended, the Sales Agreement) with Craig-Hallum Capital Group LLC (Craig-Hallum) originally entered into on March 7, 2024. Pursuant to the Sales Agreement, the Company may sell at its option, shares of its common stock having an aggregate offering price of up to an amount registered under an effective registration statement and for which we have filed a prospectus, through Craig-Hallum, as sales agent. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” (ATM) offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We have agreed to pay Craig-Hallum a sales commission of 2.5% of the gross proceeds for sales under the Sales Agreement.

We are not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any additional shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place.

On May 7, 2025, we filed an registration statement on Form S-3, which was declared effective on May 15, 2025, including a prospectus for ATM offerings pursuant to the Sales Agreement for up to an aggregate of $5.0 million in shares of our common stock.

During the six months ended June 30, 2025, we did not sell any shares of common stock through the ATM program. As of June 30, 2025, $5.0 million remained available under the Sales Agreement for future sales of our common stock.

Lease Modifications

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

The relevant conditions and events that are known and reasonably known as of June 30, 2025 related to the Company have not significantly changed since December 31, 2024. Therefore, the expected cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

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

The Company evaluated the goodwill impairment considerations as of June 30, 2025. The first half 2025 tariff increases by the United States and other countries have increased the uncertainty in our business environment. The impact of the tariff increases on our Company have been mitigated by a few factors. Most of our products are in specific categories that are exempt from the increased tariffs. Many of our products are sold to the ODM customers who are not subject to the increased tariffs. We source our supplies in tariff favorable regions. During the six months ended June 30, 2025, the Company's current and forecasted sales, cash flows, and excess market capitalization over net assets are reasonable when compared to quarters in the past two years. After assessing the totality of events and circumstances, the Company determined that there were no events or circumstances as of June 30, 2025 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of June 30, 2025. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three month ended June 30, 2025, to the information regarding our contractual obligations that was disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 9, 2025, Jacob Suen, our President and Chief Executive Officer, Michael Elbaz, our Chief Financial Officer and Secretary, and Ali Sadri, our Chief Technology Officer, each entered into a sell-to-cover arrangement intended to comply with the requirements of Rule 10b5-1(c) authorizing the pre-arranged sale of common shares to satisfy tax withholding obligations of the Company arising from the vesting of any restricted stock units (RSUs) and performance stock units (PSUs), and the related issuance of shares of common stock, issued pursuant to our equity incentive plans. The amount of common shares to be sold to satisfy the Company’s tax withholding obligations under each arrangement is dependent on future events which cannot be known at this time, including the future trading price of our common stock. The expiration date relating to each arrangement is dependent on future events which cannot be known at this time, including the final vesting date of the applicable RSUs and PSUs and the officer’s termination of service.

During the three months ended June 30, 2025, no other director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

AIRGAIN, INC.

Date: August 6, 2025	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: August 6, 2025	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer and Secretary (principal financial and accounting officer)