Form 10-Q
period 2025-09-30
AIRGAIN INC
filed 2025-11-12
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 5, 2025, the registrant had 11,958,193 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,091	$8,510
Trade accounts receivable, net	12,885	11,671
Inventories	3,660	3,952
Prepaid expenses and other current assets	1,605	1,698
Total current assets	25,241	25,831
Property and equipment, net	1,715	1,993
Leased right-of-use assets	4,042	3,901
Goodwill	10,845	10,845
Intangible assets, net	3,626	5,799
Other assets	75	74
Total assets	$45,544	$48,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,938	$9,499
Accrued compensation	547	2,041
Accrued liabilities and other	2,613	1,872
Short-term lease liabilities	729	89
Total current liabilities	11,827	13,501
Deferred tax liability	161	163
Long-term lease liabilities	3,821	3,810
Total liabilities	15,809	17,474
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 12,483 shares issued and 11,942 shares outstanding at September 30, 2025; and 12,070 shares issued and 11,529 shares outstanding at December 31, 2024.	126,305	123,546
Treasury stock, at cost: 541 shares at September 30, 2025 and December 31, 2024.	(5,364)	(5,364)
Accumulated deficit	(91,194)	(87,209)
Accumulated other comprehensive loss	(12)	(4)
Total stockholders’ equity	29,735	30,969
Total liabilities and stockholders’ equity	$45,544	$48,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$14,018	$16,101	$39,654	$45,516
Cost of goods sold	7,907	9,387	22,544	27,078
Gross profit	6,111	6,714	17,110	18,438
Operating expenses:
Research and development	2,141	2,855	7,192	9,091
Sales and marketing	2,144	2,395	7,027	6,902
General and administrative	2,793	3,278	8,954	9,393
Total operating expenses	7,078	8,528	23,173	25,386
Loss from operations	(967)	(1,814)	(6,063)	(6,948)
Other income (expense):
Employee retention credit refund	—	—	1,989	—
Interest income, net	13	29	334	82
Other income (expense), net	—	(11)	(197)	(4)
Total other income, net	13	18	2,126	78
Loss before income taxes	(954)	(1,796)	(3,937)	(6,870)
Income tax expense (benefit)	10	(39)	48	(145)
Net loss	$(964)	$(1,757)	$(3,985)	$(6,725)
Net loss per share:
Basic	$(0.08)	$(0.16)	$(0.34)	$(0.62)
Diluted	$(0.08)	$(0.16)	$(0.34)	$(0.62)
Weighted average shares used in calculating loss per share:
Basic	11,791	11,315	11,782	10,930
Diluted	11,791	11,315	11,782	10,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(964)	$(1,757)	$(3,985)	$(6,725)
Other comprehensive loss:
Foreign currency translation adjustment	(13)	10	(8)	6
Comprehensive loss	$(977)	$(1,747)	$(3,993)	$(6,719)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Fiscal Quarters Ended September 30, 2025
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	12,070	$123,546	(541)	$(5,364)	$(4)	$(87,209)	$30,969
Net loss	—	—	—	—	—	(1,546)	(1,546)
Stock-based compensation	—	945	—	—	—	—	945
Common stock issued through restricted stock awards	272	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(44)	(191)	—	—	—	—	(191)
Common stock issued under ESPP	25	123	—	—	—	—	123
Common stock issued through stock options	12	24	—	—	—	—	24
Foreign currency translation adjustments	—	—	—	—	1	—	1
Balance at March 31, 2025	12,335	$124,447	(541)	$(5,364)	$(3)	$(88,755)	$30,325
Net loss	—	—	—	—	—	(1,475)	(1,475)
Stock-based compensation	—	771	—	—	—	—	771
Common stock issued through restricted stock awards	11	—	—	—	—	—	—
Common stock issued through stock options	99	161	—	—	—	—	161
Foreign currency translation adjustments	—	—	—	—	4	—	4
Balance at June 30, 2025	12,445	$125,379	(541)	$(5,364)	$1	$(90,230)	$29,786
Net loss	—	—	—	—	—	(964)	(964)
Stock-based compensation	—	859	—	—	—	—	859
Common stock issued through restricted stock awards	20	—	—	—	—	—	—
Common stock issued under ESPP	18	67	—	—	—	—	67
Foreign currency translation adjustments	—	—	—	—	(13)	—	(13)
Balance at September 30, 2025	12,483	$126,305	(541)	$(5,364)	$(12)	$(91,194)	$29,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Fiscal Quarters Ended September 30, 2024
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	11,010	$115,295	(541)	$(5,364)	$3	$(78,521)	$31,413
Net loss	—	—	—	—	—	(2,455)	(2,455)
Stock-based compensation	—	1,087	—	—	—	—	1,087
Common stock issued through restricted stock awards	169	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(24)	(94)	—	—	—	—	(94)
Common stock issued under ESPP	23	76	—	—	—	—	76
Foreign currency translation adjustments	—	—	—	—	(2)	—	(2)
Common stock issued in connection with at-the-market offerings, net	124	488	—	—	—	—	488
Balance at March 31, 2024	11,302	$116,852	(541)	$(5,364)	$1	$(80,976)	$30,513
Net loss						(2,513)	(2,513)
Stock-based compensation	—	1,049	—	—	—	—	1,049
Common stock issued through restricted stock awards	27	—	—	—	—	—	—
Common stock issued through stock options	8	25	—	—	—		25
Foreign currency translation adjustments	—	—	—	—	(2)		(2)
Common stock issued in connection with at-the-market offerings, net	505	2,518	—	—	—		2,518
Balance at June 30, 2024	11,842	$120,444	(541)	$(5,364)	$(1)	$(83,489)	$31,590
Net loss						(1,757)	(1,757)
Stock-based compensation	—	882	—	—	—	—	882
Common stock issued through restricted stock awards	14	—	—	—	—	—	—
Common stock issued under ESPP	23	76	—	—	—	—	76
Common stock issued through stock options	2	10	—	—	—		10
Foreign currency translation adjustments	—	—	—	—	10		10
Balance at September 30, 2024	11,881	$121,412	(541)	$(5,364)	$9	$(85,246)	$30,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,985)	$(6,725)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	339	418
Amortization	2,415	2,233
Stock-based compensation	1,890	3,334
Deferred tax liability	(1)	12
Amortization of prepaid assets	—	132
Changes in operating assets and liabilities:
Trade accounts receivable	(1,214)	(4,426)
Inventories	291	(214)
Prepaid expenses and other current assets	93	(119)
Other assets	(1)	101
Accounts payable	(1,575)	965
Accrued compensation	(881)	707
Accrued liabilities and other	813	138
Lease liabilities	509	(57)
Net cash used in operating activities	(1,307)	(3,501)
Cash flows from investing activities:
Purchases of property and equipment	(65)	(177)
Purchases of Intangible property	(223)	—
Net cash used in investing activities	(288)	(177)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	—	3,006
Payments for withholding taxes related to net share settlement of equity awards	(191)	(95)
Proceeds from employee stock purchase and option exercises	375	187
Net cash provided by financing activities	184	3,098

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	5

Net decrease in cash, cash equivalents and restricted cash	(1,419)	(575)
Cash, cash equivalents, and restricted cash; beginning of period	8,565	7,976
Cash, cash equivalents, and restricted cash; end of period	$7,146	$7,401

Supplemental disclosure of cash flow information:

Interest paid	$1	$—
Income taxes paid	$33	$42
Income taxes refunded	$16	$50

Supplemental disclosure of non-cash investing and financing activities:
Recognition of new right-of-use assets and lease liabilities	$716	$179
Derecognition of right-of-use assets and lease liabilities due to lease termination	$796	$—
Accrual of property and equipment	$14	$—

Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,091	$7,346
Restricted cash included in prepaid expenses and other current assets and other assets long term	55	55
Total cash, cash equivalents, and restricted cash	$7,146	$7,401

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

Segment Information

The Company is engaged in research and development, production, commercialization and sale of wireless connectivity solutions, offering integrated systems, embedded components, and external antennas worldwide. All of the Company’s products are manufactured by third-party contract manufacturers (CM). Product sales for the nine months ended September 30, 2025 were approximately 94% of the Company’s total revenue and 6% was from service revenue. Due to similarities in its products, and methods of production, the Company has a single company-wide management team that administers operations on a consolidated basis. We concluded that we have only one operating and reportable segment to provide wireless connectivity solutions.

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

Note 2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2025, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Inventories

All of the Company’s products are manufactured by third parties that retain ownership of the inventories until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of consigned inventories at third-party CM locations due to actual or pending customers' orders. The Company recognizes the consigned inventories as an asset in its financial statements. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventories in transit to the customer as inventories on the accompanying consolidated balance sheets.

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

Intangibles

The Company’s identifiable finite-lived intangible assets are comprised of acquired intangibles, developed technologies, customer relationships, non-compete agreements and licensed technology. The cost of the finite-lived intangible assets are amortized on a straight-line basis over the assets’ respective estimated useful lives.

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

Revenue Recognition

Under ASC Topic 606 “Revenue from Contracts with Customers”, the Company recognizes revenue when, or as the control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. In applying this core principle, the Company performs the following five steps only when it is probable that substantially all of the consideration that it will be entitled in exchange for the goods or services that will be transferred to the customer:

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

Refundable Tax Credits - Employer Retention Credit

In accordance with the Employer Retention Credit (ERC) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, Companies are eligible for payroll tax refunds if, due to the COVID-19 pandemic, there was a 50 percent decline in 2020 quarterly gross receipt or a 20 percent decline in 2021 quarterly gross receipts when compared with the same calendar quarter in 2019, or a full or partial shutdown based on a governmental order. The ERC is computed based on a percentage of qualified wages (including qualified health insurance expenses) incurred from March 13, 2020 through September 30, 2021.

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

Shipping and Transportation Costs

Shipping and transportation costs are expensed as incurred and were $0.1 million for each of the three months ended September 30, 2025 and 2024. During the nine months ended September 30, 2025 and 2024, the shipping and transportation costs were $0.2 million for each of those periods. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

In January 2025, the FASB issued ASU 2025-01 to revise the effective date of ASU 2024-03 on disclosures of disaggregation of income statement expense. This guidance clarifies that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company intends to adopt the amendments in this update. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, as the requirements only require more detailed disclosures in the footnotes to the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient that allows all entities to assume that conditions at the balance-sheet date will remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. Entities electing this expedient will therefore adjust historical loss experience only to reflect current conditions, without the need to incorporate forward‑looking forecasts. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-05 and believes that the adoption will not have a material impact on the consolidated financial statements and related disclosures.

In September, 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The new guidance requires entities to start capitalizing internal use software costs when both of the following occur:

1. Management has authorized and committed to funding the software project.

2. It is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective or modified transition approach. The Company does not anticipate that the adoption will significantly change our current capitalization policy of internal use software costs. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated condensed financial statements and related disclosures. .

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(964)	$(1,757)	$(3,985)	$(6,725)
Denominator:
Basic weighted average common shares outstanding	11,791	11,315	11,782	10,930
Plus dilutive effect of potential common shares	—	—	—	—
Diluted weighted average common shares outstanding	11,791	11,315	11,782	10,930
Net loss per share:
Basic	$(0.08)	$(0.16)	$(0.34)	$(0.62)
Diluted	$(0.08)	$(0.16)	$(0.34)	$(0.62)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options, restricted stock and performance stock	2,685	1,933	2,315	2,262
Common stock equivalent shares	2,685	1,933	2,315	2,262

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	September 30, 2025	December 31, 2024
Cash	$6,793	$8,477
Level 1:
Money market funds	298	33
Total	$7,091	$8,510

Restricted Cash

As of September 30, 2025 and December 31, 2024, the Company had $55,000 in cash on deposit to secure certain lease commitments, which is restricted for more than twelve months and recorded in other assets in the Company’s consolidated balance sheet.

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$3,212	$3,521
Raw materials	448	431
Total inventories	$3,660	$3,952

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$1,164	$1,124
Raw materials	342	166
Total consigned inventories	$1,506	$1,290

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Manufacturing and testing equipment	$5,566	$5,507
Leasehold improvements	848	848
Computers and software	557	557
Furniture, fixtures, and equipment	427	427
Vehicles	56	55
Software development – internal use	74	66
Construction in process	18	6
Property and equipment, gross	7,546	7,466
Less accumulated depreciation	(5,831)	(5,473)
Property and equipment, net	$1,715	$1,993

Depreciation expense was $0.1 million for each of the three months ended September 30, 2025 and 2024 and $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	September 30, 2025
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,730	$90
Customer relationships	7	13,780	12,971	809
Developed technologies	11	4,380	2,239	2,141
Covenants to non-compete	2	115	115	—
Licensed technology	3	804	218	586
Total intangible assets, net		$20,899	$17,273	$3,626

	December 31, 2024
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,475	$345
Customer relationships	7	13,780	11,266	2,514
Developed technologies	11	4,380	1,973	2,407
Covenants to non-compete	2	115	115	—
Licensed technology	3	581	48	533
Total intangible assets, net		$20,676	$14,877	$5,799

The following table presents the amortization expense for acquired other intangible assets (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization expense for acquired other intangible assets	$816	$742	$2,397	$2,225

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2025 (remaining three months)	$805
2026	850
2027	575
2028	275
2029	275
Thereafter	846
Total	$3,626

Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors.

No impairment losses were recorded against the other intangibles during each of the nine months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025, the Company determined that there were no triggering events or circumstances to indicate that the carrying value of the finite-lived asset group may not be recoverable. Based on the assessment performed, we concluded that an impairment charge to finite-lived intangible assets was not required as of September 30, 2025 and the useful lives remain appropriate.

Goodwill

No impairment losses were recorded against goodwill during the three months ended September 30, 2025 and 2024.

The Company evaluated the goodwill impairment considerations as of September 30, 2025 and determined that there were no events or circumstances that indicated that the fair value of a reporting unit is more likely than not, less than its carrying amount. The tariff changes by the United States and other countries have increased the uncertainty in our business environment. But the impact of the tariff increases on our Company have been mitigated by a few factors. Most of our products are under specific categories that are exempt from the increased tariffs. Many of our products are sold to the ODM customers who are not subject to the increased tariffs. We source our supplies in tariff favorable regions. During the nine months ended September 30, 2025, the Company's current and forecasted sales, cash flows, and excess market capitalization over net assets are reasonable when compared to the quarters in the past two years. After assessing the totality of events and circumstances, the Company determined that there were no events or circumstances as of September 30, 2025 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required.

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

Note 8. Accrued Liabilities and Other

Accrued liabilities and other are comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses	$622	$1,351
Accrued income taxes	(23)	6
Advanced payments from contract manufacturers	—	73
Contract liabilities	136	—
Goods received not invoiced	1,614	31
Other current liabilities	264	411
Accrued liabilities and other	$2,613	$1,872

Note 9. Leases

Operating Leases

The Company has made certain assumptions and judgments when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of office, warehouse and test house leases expiring during different years through 2031. The facility leases have original terms of approximately one to seven years and may contain options to extend up to five years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of September 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases was 6.8%. As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 5.5 years and 6.3 years, respectively.

The Company's facility leases expired in China, Arizona and Minnesota. During the nine months ended September 30, 2025, the Company derecognized $0.8 million of right of use (ROU) assets. In the nine months ended September 30, 2025, the Company renewed the facility leases in China and in Arizona, recording $0.7 million each in ROU assets and in lease liabilities.

In June 2025, the Company entered into lease agreements for the use of six vehicles to test our mobile products. We recorded $0.2 million each in ROU assets and in lease liabilities for the lease of the vehicles.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $40,078 and $57,700, for the three months ended September 30, 2025 and 2024, respectively. Total operating lease cost was $0.3 million for each of the three months ended September 30, 2025 and 2024, respectively.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of September 30, 2025 (in thousands):

Estimated future lease obligation
2025 (remaining three months)	$230
2026	1,047
2027	1,003
2028	899
2029	862
Thereafter	1,436
Total minimum payments	$5,477
Less imputed interest	(941)
Add unrealized translation loss	14
Total lease liabilities	$4,550
Less short-term lease liabilities	(729)
Long-term lease liability	$3,821

Note 10. Income Taxes

The Company’s effective income tax rate was -1.2% and 2.1% for the nine months ended September 30, 2025 and 2024, respectively. The variance from the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2025 was primarily attributable to the full valuation allowance position.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. There were no changes to the Company's tax expense or effective income tax rate due to the Company's full valuation allowance position.

Note 11. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	September 30, 2025	December 31, 2024
Stock options issued and outstanding	2,530	2,376
Stock awards issued and outstanding	986	945
Authorized for grants under the 2016 Plan(2)	157	164
Authorized for grants under the Inducement Plan(3)	469	210
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	551	494
	4,693	4,189

(1) The table above excludes 541,000 treasury stock shares as of September 30, 2025 and December 31, 2024.

(2) On January 1, 2025, the number of authorized shares in the 2016 Plan increased by 461,000 shares pursuant to the evergreen provisions of the 2016 Plan.

(3) On July 15, 2025, the Board approved an amendment to the Inducement Plan increasing the number of shares reserved for issuance thereunder by an additional 400,000 shares.

(4) On January 1, 2025, the number of authorized shares in the 2016 Employee Stock Purchase Plan increased by 100,000 shares pursuant to the evergreen provisions of the 2016 Employee Stock Purchase Plan

At The Market Offering

In May 2025, the Company established the at-the-market (ATM) offering program (the 2025 ATM Program) to sell up to $5.0 million of the Company's common stock. As of September 30, 2025, we have $5.0 million available under the 2025 ATM Program for future sales of our common stock.

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

During the nine months ended September 30, 2025, the Company did not offer common stock for sale under the ATM offering program.

Note 12. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$18	$97	$130	$220
Research and development	8	260	439	988
Sales and marketing	39	88	200	243
General and administrative	315	636	1,121	1,883
Total stock-based compensation expense	$380	$1,081	$1,890	$3,334

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2024	2,376	$9.12	5.9	$2,357
Granted	309	$4.56
Exercised	(111)	$1.66		$236
Expired/Forfeited	(44)	$11.70
Balance at September 30, 2025	2,530	$8.84	5.9	$268

Vested and exercisable at September 30, 2025	1,848	$10.27	4.9	$132
Vested and expected to vest at September 30, 2025	2,530	$8.84	5.9	$268

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $2.50. The grant-date fair value of each option award is estimated on the date of grant, using the Black-Scholes-Merton option-pricing model.

As of September 30, 2025, there was $1.6 million of unrecognized stock-based compensation costs related to unvested stock options granted under the Company’s equity plans are expected to be recognized over the next 2.3 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2024	835	$5.95
Grants	519	$4.43
Vested and released	(302)	$6.34
Forfeited	(66)	$5.20
Balance at September 30, 2025	986	$5.08

As of September 30, 2025, there was $3.2 million of unrecognized stock-based compensation costs related to non-vested RSUs, which are expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

Performance Stock Units

The following table summarizes the Company’s performance stock unit (PSU) activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2024	110	$1.79
Grants	—	$—
Vested and released	—	$—
Forfeited	(110)	$1.79
Balance at September 30, 2025	—	$—

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year-to-date revenue target measured at the end of the quarter in which the price target is achieved. We estimate the fair value of PSUs with a market condition using a Monte Carlo simulation model as of the date of grant to forecast performance achievement of market price. Key inputs in the valuation include cost of equity, market price volatility and discount rate. As of September 30, 2025, there were no PSU grants outstanding.

Share-Settled Obligations

Share-settled compensation to non-employees were incurred and recognized as stock-based compensation expense and recorded in accrued expense. Within ninety days after the calendar year-end, the liabilities are settled in RSU grants and vest on the grant date. The share-settled obligations were $104,000 and $0.8 million as of September 30, 2025 and December 31, 2024, respectively.

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

During the three months ended September 30, 2025, the Company received $0.1 million from the issuance of 18,562 shares under the ESPP. During the nine months ended September 30, 2025, the Company received $0.2 million from the issuance of 43,562 shares under the ESPP.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of approximately $0.1 million each as of September 30, 2025 and December 31, 2024.

Severance

The following table summarizes severance cost activities:

Severance Costs
(In thousands)
Balance as of December 31, 2024	$88
Accrued to severance expense	281
Payments	(369)
Balance as of September 30, 2025	$—

During the three months ended September 30, 2025, we incurred no employee severance costs. These charges were recorded within the operating expense departments in the consolidated statements of operations. During the three months ended September 30, 2024, we incurred $24,500 severance costs.

Indemnification

In some agreements, the Company has agreed to indemnify the other party for certain matters, including, but not limited to, product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Contingencies

The Company is subject to matters that arise in the ordinary course of business. From time to time, these matters may involve claims or potential claims. The outcome of such matters is inherently uncertain, and the Company is currently unable to determine the likelihood of loss or estimate any potential amount of loss, if any. No liability has been recorded as of the reporting date.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Customer A	28%	31%	30%	24%
Customer B	19%	21%	16%	12%
Customer C	12%	0%	8%	0%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	September 30, 2025	December 31, 2024
Customer A	38%	29%
Customer B	11%	19%

The allowance for credit losses as of September 30, 2025 and December 31, 2024 were not material.

Concentration of Purchases

During the nine months ended September 30, 2025, the Company’s products were manufactured by nine CMs with locations in China, Taiwan, Vietnam, Mexico, and the United States.

Concentration of Cash

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's deposits are in several accounts at large institutional banks.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	September 30, 2025	December 31, 2024
North America	$1,605	$1,841
Asia Pacific (APAC)	35	56
Europe, Middle East and Africa (EMEA)	75	96
Property and equipment, net	$1,715	$1,993

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
By Market Group:
Enterprise	$6,870	$6,665	$18,363	$24,159
Consumer	6,658	6,854	18,709	15,192
Automotive	490	2,582	2,582	6,165
Total sales	$14,018	$16,101	$39,654	$45,516

By Geography:
North America	$6,620	$8,755	$19,312	$28,116
China (including Hong Kong and Taiwan)	7,202	6,845	19,584	15,545
Rest of the world	196	501	758	1,855
Total sales	$14,018	$16,101	$39,654	$45,516

Timing of revenue recognition:
Products and services transferred at a point in time	$13,252	$15,353	$37,294	$43,385
Products and services transferred over time	766	748	2,360	2,131
Total sales	$14,018	$16,101	$39,654	$45,516

Contract liabilities are deferred revenues that were recorded when advance payments were received for remaining performance obligations that are recognized over time. The contract liabilities were $0.1 million each as of September 30, 2025 and December 31, 2024.

We have stock rotation return rights arrangements with certain customers to return a limited percentage of product. Estimated allowances for stock rotation were $0.1 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively and are included in the accrued liabilities in the accompanying condensed consolidated balance sheets. The expected product returns under the stock rotation arrangement were $31,372 as of September 30, 2025 and $0.1 million as of December 31, 2024, respectively and are included in inventories in the accompanying consolidated balance sheets.

Note 16. Segment Information

Due to similarities of its products, methods of production and it's management and administrative structure, the Company operates as a single operating and reportable segment.

The following table presents segment revenue, gross profit, net loss and certain operating financial results of the Company’s single operating segment for the periods presented, as viewed by the CODM (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales	$14,018	$16,101	$39,654	$45,516
Less cost of goods sold:
Other cost of goods sold	7,767	9,147	22,023	26,413
Stock-based compensation	18	97	130	220
Amortization of intangible assets	88	88	266	266
Depreciation	34	55	125	179
Gross profit	6,111	6,714	17,110	18,438
Gross margin	44%	42%	43%	41%

Less research and development:
Other research and development expenses	2,072	2,526	6,452	7,893
Stock-based compensation expense	8	260	439	988
Severance and exit costs	—	—	112	—
Depreciation	61	69	189	210
Total research and development	2,141	2,855	7,192	9,091

Less sales and marketing:
Other sales and marketing expenses	2,108	2,304	6,673	6,650
Stock-based compensation expense	39	88	200	243
Severance and exit costs	(6)	—	144	—
Depreciation	3	3	10	9
Total sales and marketing	2,144	2,395	7,027	6,902

Less general and administrative:
Other general and administrative expenses	1,820	1,975	5,835	5,523
Stock-based compensation expense	315	636	1,121	1,883
Amortization of intangible assets	654	660	1,960	1,967
Severance and exit costs	—	—	24	—
Depreciation	4	7	14	20
Total general and administrative	2,793	3,278	8,954	9,393

Loss from operations	(967)	(1,814)	(6,063)	(6,948)

Employee retention credit refund	—	—	1,989	—

Employee retention credit -process costs	—	—	(179)	—

Interest income, net	13	29	334	82

Other segment (expenses) income (1)	—	(11)	(18)	(4)

Loss before income taxes	(954)	(1,796)	(3,937)	(6,870)

Income tax expense (benefit)	10	(39)	48	(145)

Net loss	$(964)	$(1,757)	$(3,985)	$(6,725)

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

We have a rich history of providing radio frequency (RF) expertise, services, and solutions to mobile operators and major original equipment manufacturers (OEMs). We expanded our current portfolio of embedded cellular modems, asset tracking solutions and custom IoT systems with advanced 5G connectivity solutions, including our AirgainConnect Fleet vehicle gateway, and Smart Network Controlled Cellular Repeaters. We are leveraging our RF and systems experience, and our Mobile Network Operator (MNO) and Multiple Service Operator (MSO) relationships to deliver complex and differentiated system solutions.

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

Macroeconomic Conditions

Macroeconomic factors, such as market volatility, inflation, ongoing trade policy shifts, government shutdown and recessionary concerns have caused uncertainty in end customer demand and supply chain constraints. We are closely monitoring the impact of these factors on our existing product lines and growth platforms. Our consumer business is experiencing a market recovery, and the enterprise customer excess inventory concern has dissipated. We are, however, expecting the surplus inventory for our automotive customers to extend through 2026. We remain focused on the execution of our strategic product initiatives and operational efficiencies, which lay the foundation of our revenue growth, and profitability, when market conditions improve.

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, tariffs and trade policies, pandemics or political instability, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the nine months ended September 30, 2025.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Statements of Operations Data (in thousands):
Sales	$14,018	$16,101	$39,654	$45,516
Cost of goods sold	7,907	9,387	22,544	27,078
Gross profit	6,111	6,714	17,110	18,438
Operating expenses:
Research and development	2,141	2,855	7,192	9,091
Sales and marketing	2,144	2,395	7,027	6,902
General and administrative	2,793	3,278	8,954	9,393
Total operating expenses	7,078	8,528	23,173	25,386
Loss from operations	(967)	(1,814)	(6,063)	(6,948)
Other income (expense):
Employee retention credit refund	—	—	1,989	—
Other income, net	13	18	137	78
Loss before income taxes	(954)	(1,796)	(3,937)	(6,870)
Income tax expense (benefit)	10	(39)	48	(145)
Net loss	$(964)	$(1,757)	$(3,985)	$(6,725)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.4	58.3	56.9	59.5
Gross profit	43.6	41.7	43.1	40.5
Operating expenses:
Research and development	15.3	17.7	18.1	20.0
Sales and marketing	15.3	14.9	17.7	15.2
General and administrative	19.9	20.4	22.6	20.6
Total operating expenses	50.5	53.0	58.4	55.8
Loss from operations	(6.9)	(11.3)	(15.3)	(15.3)
Other income (expense):
Employee retention credit refund	—	—	5.0	—
Other income, net	0.1	0.1	0.4	0.2
Loss before income taxes	(6.8)	(11.2)	(9.9)	(15.1)
Income tax expense (benefit)	0.1	(0.3)	0.1	(0.3)
Net loss	(6.9)%	(10.9)%	(10.0)%	(14.8)%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024 (dollars in thousands)

Sales

	Three months ended September 30,
	2025	2024	$ Change	% Change
Sales	$14,018	$16,101	$(2,083)	(12.9)%

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Sales	$39,654	$45,516	$(5,862)	(12.9)%

Sales for the three months ended September 30, 2025 decreased $2.1 million or 12.9% compared to the same period in the prior year. Automotive market sales decreased $2.1 million to $0.5 million for the three months ended September 30, 2025 from $2.6 million during the same period in the prior year, primarily due to lower sales of aftermarket antennas. Consumer market sales decreased $0.2 million to $6.6 million for the three months ended September 30, 2025 from $6.8 million during the same period in the prior year, due to lower sales to mobile network and broadband operators, partially offset by higher sales to cable operators. Enterprise market sales increased $0.2 million to $6.9 million for the three months ended September 30, 2025 from $6.7 million during the same period in the prior year, primarily due to higher embedded modem sales.

Sales for the nine months ended September 30, 2025 decreased $5.9 million or 12.9% compared to the same period in the prior year. Enterprise market sales decreased $5.8 million to $18.4 million for the nine months ended September 30, 2025 from $24.1 million during the same period in the prior year, driven by lower IoT custom product sales, which were due to excess inventory, and enterprise antenna product sales. Automotive market sales decreased $3.6 million to $2.6 million for the nine months ended September 30, 2025 from $6.2 million during the same period in the prior year, on lower sales of aftermarket antennas. Consumer market sales increased $3.5 million to $18.7 million for the nine months ended September 30, 2025 from $15.2 million during the same period in the prior year, resulting from higher sales to cable and mobile network operators.

Cost of Goods Sold

	Three months ended September 30,
	2025	2024	$ Change	% Change
Cost of goods sold	$7,907	$9,387	$(1,480)	(15.8)%

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Cost of goods sold	$22,544	$27,078	$(4,534)	(16.7)%

Cost of goods sold for the three months ended September 30, 2025 decreased $1.5 million or 15.8% compared to the same period in the prior year. Cost of goods sold for the nine months ended September 30, 2025 decreased $4.5 million or 16.7% compared to the same period in the prior year. The declines for both periods were primarily due to lower sales, and gross margin improvements.

Gross Profit

	Three months ended September 30,
	2025	2024	$ Change	% Change
Gross profit	$6,111	$6,714	$(603)	(9.0)%
Gross profit (percentage of sales)	43.6%	41.7%		1.9%

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Gross profit	$17,110	$18,438	$(1,328)	(7.2)%
Gross profit (percentage of sales)	43.1%	40.5%		2.6%

Gross profit for the three months ended September 30, 2025 decreased $0.6 million or 9.0%, compared to the same period in the prior year, driven by lower sales, partially offset by gross margin improvements. Gross profit as a percentage of sales for the three months ended September 30, 2025 increased by 190 basis points compared to the same period in the prior year. The increase was primarily driven by improved enterprise product margins.

Gross profit for the nine months ended September 30, 2025 decreased $1.3 million or 7.2%, compared to the same period in the prior year, driven by lower sales, partially offset by gross margin improvements. Gross profit as a percentage of sales for the three months ended September 30, 2025 increased by 260 basis points compared to the same period in the prior year. The increase was primarily driven by improved enterprise product margins.

Operating Expenses

	Three months ended September 30,
	2025	2024	$ Change	% Change
Research and development	$2,141	$2,855	$(714)	(25.0)%
Sales and marketing	2,144	2,395	(251)	(10.5)%
General and administrative	2,793	3,278	(485)	(14.8)%
Total operating expenses	$7,078	$8,528	$(1,450)	(17.0)%

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Research and development	$7,192	$9,091	$(1,899)	(20.9)%
Sales and marketing	7,027	6,902	125	1.8%
General and administrative	8,954	9,393	(439)	(4.7)%
Total operating expenses	$23,173	$25,386	$(2,213)	(8.7)%

Operating expenses for the three months ended September 30, 2025 decreased $1.5 million or (17.0)% compared to the same period in the prior year. The decrease was primarily due to lower personnel expenses and engineering project development expenses, partially offset by higher outsourced services.

Operating expenses for the nine months ended September 30, 2025 decreased $2.2 million or (8.7%) compared to the same period in the prior year. The decrease was primarily due to lower personnel expenses and engineering project development expenses, partially offset by higher outsourced services.

Other Income (Expense)

	Three months ended September 30,
	2025	2024	$ Change	% Change
Employee retention credit refund	$—	$—	$0	—
Interest income, net	13	29	(16)	(55.2)%
Other (expense) income, net	—	(11)	11	(100.0)%
Total other income, net	$13	$18	$(5)	(27.8)%

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Employee retention credit refund	$1,989	$—	$1,989	100.0%
Interest income, net	334	82	252	307.3%
Other (expense) income, net	(197)	(4)	(193)	4825.0%
Total other income, net	$2,126	$78	$2,048	2625.6%

Total other Income (Expense) for the three months ended September 30, 2025 decreased approximately $5,000 compared to the same period in the prior year.

Total other Income (Expense) for the nine months ended September 30, 2025 increased $2.0 million compared to the same period in the prior year. The increase was primarily due to our receipt of $2.0 million for employee retention credit refunds and $0.3 million for interest earnings under the CARES Act. We paid approximately $0.2 million in commissions to a third-party consulting firm that assisted in processing the refund request.

Income Tax Expense

	Three months ended September 30,
	2025	2024	$ Change	% Change
Income tax expense (benefit)	$10	$(39)	$49	125.6%

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Income tax expense (benefit)	$48	$(145)	$193	133.1%

Income tax expense for the three months ended September 30, 2025 increased $49,000 or 125.6% compared to the same period in the prior year primarily due to a lower foreign income tax accrual.

Income tax expense for the nine months ended September 30, 2025 increased $0.2 million or 133.1% compared to the same period in the prior year primarily due to a reversal of in foreign income tax accrual in the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.1 million at September 30, 2025. During the period from 2013 through 2024, we incurred several years of net losses. As a result, we have an accumulated deficit of ($91.2) million as of September 30, 2025.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(1,307)	$(3,501)
Net cash used in investing activities	(288)	(177)
Net cash provided by financing activities	184	3,098
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	5
Net decrease in cash, cash equivalents and restricted cash	$(1,419)	$(575)

Net cash used in operating activities. Net cash used by operating activities was $1.3 million for the nine months ended September 30, 2025. This was primarily driven by the net loss of $4.0 million and a $2.0 million net change in operating assets and liabilities, offset by $4.6 million in non-cash expenses.

Net cash used in investing activities. Net cash used in investing activities of $288,000 for the nine months ended September 30, 2025 was primarily for purchases of intangible property.

Net cash provided by financing activities. Net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2025 were primarily from exercised options for $0.2 million and common stock issuances under the ESPP for $0.2 million. These proceeds were partially offset by the $0.2 million in tax payments for net share settlement of restricted stock units.

Employee Retention Credit

On March 27, 2020, the CARES Act was signed into law providing an ERC, which is a refundable tax credit against certain employment taxes on qualified wages. The Taxpayer Certainty and Disaster Tax Relief Act of 2020, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act amended the qualifications for eligible employers who could apply and extended the availability of the ERC employment taxes on qualified wages paid after December 31, 2020 through September 30, 2021. We believe that we qualify for application of the ERC on qualified wages from the second quarter of 2020 through the third quarter of 2021. We applied for ERC refunds in 2023, totaling $2.8 million.

During the nine months ended September 30, 2025, we received ERC refunds of $2.0 million, which was recorded in other income section of our condensed consolidated statements of operations. In addition to the refunds, we received $0.3 million for interest earned. We paid $0.2 million commission to a third party professional firm that assisted us with processing the ERC refund application. There is no assurance that we will ultimately receive the remaining refund balance, or the timeframe of any such receipt, based on IRS review or otherwise.

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

During the nine months ended September 30, 2025, we did not sell any shares of common stock through the ATM program. As of September 30, 2025, $5.0 million remained available under the Sales Agreement for future sales of our common stock.

Leases

On December 31, 2024, the Company entered into a Third Amendment to the office lease, relating to the Company’s corporate headquarters in San Diego, California. The lease amendment extends the term for the lease from the prior expiration on November 30, 2025 to its new expiration on September 30, 2031. There is no right to further extend the term of the lease. The lease amendment provides that the annual base rent for the leased space shall be $699,051, or $58,254 on a monthly basis for the 12-month period beginning January 1, 2025, which amount shall increase 3% annually beginning on January 1, 2026. The Company is entitled to base rent abatement beginning on January 1, 2025 through October 31, 2025. For more details of the headquarter lease modification, see exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024.

The Company's facilities long term operating leases expired in China, Arizona and Minnesota. During the nine months ended September 30, 2025, the Company derecognized $0.8 million of ROU assets. In the nine months ended September 30, 2025, the Company renewed the facilities leases in China and in Arizona. The lease amendments extend the term of the China lease to October 2027 and the term of the Arizona lease to October 2029. There are no rights to further extend the term of the leases. The combined renewed annual base rent for the leased spaces in China and Arizona is approximately $0.2 million.

In June 2025, the Company entered into lease agreements for the use of six vehicles to test our mobile products. The lease term ends in March, 2028. Each lease vehicle includes an option to purchase and is subject to an assumed residual value of approximately $24,000 per vehicle. The Company is uncertain about exercising the purchase options. The combined annual base rent for the leased vehicles is approximately $0.1 million or $6,684 on a monthly basis, beginning June 30, 2025.

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

The relevant conditions and events that are known and reasonably known as of September 30, 2025 related to the Company have not significantly changed since December 31, 2024. Therefore, the expected cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

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

The Company evaluated the goodwill impairment considerations as of September 30, 2025. The tariff changes in the first three quarters of 2025 by United States and other countries have caused uncertainty in our business environment. The impact of the tariff increases on our Company have been mitigated by a few factors. Most of our products are in specific categories that are exempt from the increased tariffs. Many of our products are sold to the ODM customers who are not subject to the increased tariffs. We source our supplies in tariff favorable regions. During the nine months ended September 30, 2025, the Company's current and forecasted sales, cash flows, and excess market capitalization over net assets are reasonable when compared to quarters in the past two years. After assessing the totality of events and circumstances, the Company determined that there were no events or circumstances as of September 30, 2025 that indicate that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount. Since there was no indication that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company determined that a quantitative goodwill impairment test was not necessary as of September 30, 2025. Based on the assessment performed, we concluded that an impairment charge to goodwill was not required.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business during the three month ended September 30, 2025, to the information regarding our contractual obligations that was disclosed in Management’s

Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2025, Ali Sadri, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan provides for the potential sale of up to 16,000 shares of the Company's common stock from November 17, 2025 through February 26, 2027.

During the three months ended September 30, 2025, no other director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	08/17/2026	3.1

3.2	Amended and Restated Bylaws, effective as of February 1, 2023	8-K	02/06/2023	3.1

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	07/29/2016	4.1

10.1#	Amendment to the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan, effective as of July 15, 2025	S-8	08/06/2025	10.3

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended				X

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AIRGAIN, INC.

Date: November 12, 2025	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: November 12, 2025	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer and Secretary (principal financial and accounting officer)