Form 10-K
period 2025-12-31
AIRGAIN INC
filed 2026-02-26
CIK 1272842

ei

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $48.6 million, based on the closing price of the Registrant’s common stock on The Nasdaq Capital Market of $4.18 per share.

The number of shares of Registrant’s common stock ($0.0001 par value) outstanding as of February 19, 2026, was 12,223,892.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

AIRGAIN, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended December 31, 2025

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

References to “Airgain, Inc.,” “Airgain,” the “Company,” “we,” “our” and “us” include Airgain, Inc. and our wholly-owned subsidiaries.

ITEM 1. BUSINESS

Overview

Headquartered in San Diego, California, Airgain, Inc. (NASDAQ: AIRG) is a leading provider of advanced wireless connectivity solutions. We are focused on delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer. While historically recognized for high-performance radio frequency (RF) components, Airgain is increasingly delivering integrated, system-level connectivity solutions that combine hardware, software and cloud management.

Our enterprise products include Smart Network Controlled Cellular Repeaters (Smart NCRs), embedded cellular modems, asset tracking solutions, and antennas for access points and Internet of Things (IoT) applications. Our automotive products include our second-generation AirgainConnect® Fleet system solution, a low-profile, roof-mounted, all-in-one 5G vehicle gateway and our aftermarket antennas. Our consumer products include embedded antennas for consumer access points, wireless gateways, and fixed wireless access (FWA) devices.

We have a rich history of providing RF expertise, services, and solutions to telecommunications operators and major original equipment manufacturers (OEMs). We leverage our RF and systems experience, and our Mobile Network Operator (MNO) and Multiple Service Operator (MSO) relationships to deliver complex and differentiated system solutions.

Our competitive advantage stems from our integrated approach: Combining RF design expertise, embedded software and firmware capabilities, cloud-based device management platforms, and carrier specifications to deliver complete connectivity solutions. This systems-level approach may increase barriers to entry and enable recurring revenue opportunities through software subscriptions, cloud services, and ongoing support contracts – specifically with our AirgainConnect Cloud platform and our Lighthouse remote management capabilities.

We use an outsource manufacturing model for our products while maintaining oversight for quality, test, and delivery timeline. Additionally, we uphold an intellectual property strategy that includes patent and trademark filings in multiple jurisdictions.

Products and Solutions

Enterprise

The enterprise market demands reliable wireless access across diverse settings, including smart cities, campuses, stadiums, transportation hubs, utilities, buildings, and suburban developments.

Our Lighthouse platform is a carrier-grade, high-power 5G smart repeater designed to extend coverage and offload capacity for mobile network operators and system integrators. It can be deployed both outdoors and as an in-building solution, including advanced features such as carrier aggregation, automatic gain control, echo cancellation, TDD synchronization, firmware-over-the-air (FOTA) updates, and remote management capabilities. Lighthouse supports rapid deployment and does not require wired backhaul, offering a cost-effective alternative to small cells and Distributed Antenna Systems (DAS) for coverage enhancement. In September 2025, Lighthouse obtained FCC certification, enabling U.S. deployments, and, in December 2025, we signed our first partnership agreement with a U.S. system integrator. We continue to make progress with multiple trials, including one with a Tier-1 U.S. mobile network operator, and we are working with select partners toward potential deployments beginning in early 2026, subject to customer procurement decisions and deployment readiness. System-integrator and carrier sales cycles are multi-quarter by nature, and trials and certifications are necessary but not sufficient for volume deployments. Adoption timelines are influenced by customer procurement cycles and broader carrier deployment priorities.

Our NimbeLink embedded modems serve numerous enterprise IoT sectors that require cellular connectivity, including packaging, logistics, EV charging, smart buildings, agriculture, and self-service innovations. These patented and end-device certified NimbeLink cellular modems minimize the need for additional OEM end-customer carrier certifications. In 2025, we launched our NimbeLink Skywire Cat 1 bis embedded modem, expanding our portfolio of certified end-devices for industrial IoT solutions.

Our asset tracking solutions are deployed across transportation, supply chain, and other specialized industry applications. In 2025, we expanded our product line with first customer shipments of AT-Flight solution, an in-flight certified asset tracker with integrated artificial intelligence that enables full journey tracking. AT-Flight targets the healthcare and life sciences markets and uses artificial intelligence to automatically detect a flight event and activate airplane mode compliance with FAA regulations, eliminating the need for manual intervention. In addition to hardware, our asset tracking solution includes a recurring revenue component, our subscription-based NLink cloud-based device enablement platform, that enables deployment and integration with enterprise systems via open application programming interfaces (APIs).

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

In the third quarter of 2024, we completed the first commercial deployment of our second generation AirgainConnect® Fleet (AC-Fleet) system solution - a low profile, roof-mounted, all-in-one 5G vehicle gateway that provides 4G/5G cellular connectivity with built-in multi-profile eSIM, GNSS, Wi-Fi, and gigabit Ethernet router functionalities. At only two inches tall, AC-Fleet offers flexible deployment across multiple markets including public safety, transportation, transit, public and private fleets, and passenger and heavy vehicles. In October 2024, AC-Fleet obtained T-Mobile and AT&T commercial certifications, as well as regulatory approval from the FCC, IC and industry accreditation from the PTCRB. In April 2025, we obtained Verizon commercial certification for AirgainConnect® Fleet. We achieved AT&T FirstNet Trusted™ certification, in May 2025, and T-Mobile T-Priority certification, in October 2025, for AirgainConnect® Fleet which provide prioritized connectivity for first responders on their nationwide 5G networks. While certifications and trials are required prerequisites for mission-critical deployments with public safety agencies and utilities, deployment scale and timing are dependent on customer funding availability, fleet size, operational readiness and procurement cycles. We are continuing multi-carrier software harmonization to support volume scale-up across carrier networks.

Our AC-Fleet platform exemplifies our systems approach: The hardware gateway is complemented by AirgainConnect Cloud, a comprehensive device management and analytics platform delivered via customer subscription. This recurring revenue model includes remote access, eSIM profile control, over-the-air updates, technical support, advanced analytics, and extended warranty, creating ongoing customer relationships beyond the initial hardware sale. AC-Fleet subscriptions support more predictable revenue streams while providing customers with ongoing value through feature enhancements and security updates.

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

Consumer

The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, and smart home devices. These consumer products support a variety of technologies, products and services, including 4G/LTE, 5G, Wi-Fi, Bluetooth, LPWAN and Global Navigation Satellite System (GNSS).

We offer a differentiated full-systems approach in this market, partnering with manufacturers to optimize product performance, industrial design, manufacturability, and cost. Additionally, we collaborate closely with MSOs & MNOs to carry out system level performance characterization and accelerate market launches to their end customers. In 2024, we were awarded multi-million-dollar deals with tier one MSOs for Wi-Fi 7 antenna solutions. In November 2025, we secured a design win with a leading global Customer Premises Equipment (CPE) manufacturer for a next-generation Wi-Fi 7 fiber broadband gateway under development for a major North American broadband operator. These design wins underscore our leadership in embedded antenna technology and our ability to deliver high-performance solutions for next-generation connectivity. We are currently engaged in multiple development programs for Wi-Fi 7 and 5G technologies, as well as joint efforts with leading ODM partners on early Wi-Fi 8 platform designs.

Growth Strategy

Airgain is a leader in wireless connectivity solutions, dedicated to addressing critical connectivity challenges across various markets. We are evolving from a component manufacturer to a comprehensive wireless systems solutions provider, focusing on higher integration and complexity. Our growth strategy centers on two primary objectives:

Strengthening Our Core Markets: Our embedded antennas in the consumer market, embedded modems, asset trackers and IoT antennas in the enterprise market, together with our aftermarket antennas in the automotive market, provide our core or foundational markets. Our reputation and relationships across the distribution, value-added-reseller (VAR), MSO, MNO, OEM, and original design manufacturer (ODM) supply chain enable us to capture critical voice-of-the-customer insights for innovation. Our RF design and full-system test capabilities differentiate our products on performance and enhance the end-customer experience – specifically in Wi-Fi, LTE, 5G, and GNSS integrated systems. Our core markets provide revenue and cash flow that support continued investment in our growth platforms.

Expanding And Innovating In Connectivity: We are transitioning from being a component manufacturer to a wireless systems solution provider. Our AirgainConnect® Fleet (AC-Fleet) system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway that provides 4G/5G cellular connectivity with built-in multi-profile eSIM, GNSS, Wi-Fi, and gigabit ethernet router functionalities – and our Lighthouse system solution - a carrier‑grade, high‑power 5G smart repeater that extends coverage and offloads capacity for mobile network operators and system integrators – represent our growth platforms. Our focus is on growing these innovative connectivity solutions, which we believe could significantly expand our serviceable available market (SAM).

The following graphic summarizes our estimated SAM. Based on publicly available market research and internal estimates, we project the SAM will significantly grow, largely driven by the launch of our AC-Fleet vehicle gateway and our Lighthouse smart repeater platforms. These SAM projections reflect addressable market opportunities based on current market research and internal projections, assuming successful product adoption and market penetration. Actual market capture will depend on our ability to secure design wins, establish channel partnerships, obtain carrier certifications across multiple operators globally, and compete effectively against both established players and new entrants. Our strategy focuses on capturing higher-value system-level opportunities where our integrated RF, software, and cloud capabilities provide differentiated value.

Market Opportunity

Strategic Partnerships and Ecosystem Development

As we transition to integrated system solutions, our focus is on developing strategic partnerships across the ecosystem including:

•
Carriers: Close collaboration with MNOs and MSOs to ensure our products meet their certification requirements and integrate with their network architectures
•
Technology Partners: Partnerships with modem chipset vendors, cloud platform providers and software companies to accelerate system development and reduce time-to-market
•
Channel and Integration Partners: Relationships with system integrators, value-added resellers, and specialized distributors who can provide deployment services and ongoing customer support
•
Strategic Co-Development Partners: Selective partnerships for joint product development in key markets

These partnerships enable us to scale system solution capabilities faster than solely through organic development while creating a broader ecosystem supporting our products.

Technology and Market Trends

Our business is positioned to benefit from several converging technology and market trends:

•
5G Technology Evolution: The transition from early 5G deployments to 5G-Advanced, and the introduction of Reduced Capability (RedCap) 5G standards, create new opportunities to expand our product portfolio;
•
Wi-Fi 7 Deployment: Wi-Fi 7 (802.11be) is rapidly being adopted by MSOs and enterprise customers, driving demand for advanced antenna solutions optimized for the higher frequencies, wider channels, and multi-link operation that Wi-Fi 7 enables. Our design wins with Tier 1 MSOs for Wi-Fi 7 solutions position us well as this technology becomes mainstream in 2026;
•
Private 5G Networks: Enterprises increasingly deploying private 5G networks for manufacturing, logistics, and campus environments create demand for our Smart NCR repeaters to extend coverage economically versus building full macro cell infrastructure;
•
Fleet Electrification and Autonomy: The transition to electric vehicle fleets and the increasing automation in transportation create heightened connectivity requirements, supporting demand for our AC-Fleet solution as fleet operators need real-time data for route optimization, battery management, and remote diagnostics;
•
Artificial Intelligence Integration: AI-powered applications at the edge in vehicles, industrial IoT devices, and enterprise locations require higher-bandwidth and lower-latency connectivity, creating opportunities for our advanced 5G systems and supporting premium pricing for solutions that enable these applications;
•
Satellite-Cellular Integration: The emergence of satellite-to-smartphone connectivity, such as Starlink's Direct-to-Cell and similar offerings from other satellite operators, represents both a competitive threat and potential opportunity. While these technologies may compete with terrestrial cellular in remote areas, they create complementary opportunities for hybrid connectivity solutions combining satellite and terrestrial networks, potentially requiring specialized antenna systems for multi-network devices;
•
Wi-Fi Evolution Beyond Wi-Fi 7: The ongoing development of Wi-Fi 8 (802.11bn), expected in the 2027-2030 timeframe, will emphasize coordinated access points, improved spectrum efficiency, and enhanced reliability for industrial and automotive applications. Our antenna development roadmap anticipates these requirements, positioning us for potential design wins as MSOs and enterprise customers plan next-generation infrastructure;

Sales and Marketing

Our sales and marketing organizations work closely together to improve market awareness, build a strong sales pipeline, and cultivate ongoing customer relationships to drive sales growth.

Sales

Our global sales efforts consist of a direct sales team, and indirect channel partners. Our direct sales team consists of sales personnel based in the United States, Greater China and South Korea, while our indirect channel partners consist of distributors, value-added resellers (VARs) and outside sales representatives across North America, Asia, Europe, Australia, the Middle East, and Latin America.

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

Our indirect channel partners provide lead generation, pre-sales support, product fulfillment, and, in certain circumstances, post-sales customer service and support. This channel partner network often co-sells with our direct sales team. Our channel partners provide us with additional sales leverage by sourcing new prospects, providing technical support to existing customers, upselling additional use cases, and maintaining repeat business with existing customers. These channel partners provide added coverage to customers and prospects we cannot reach directly.

Marketing

Our marketing strategy is focused on building a competitive advantage for our brands and products in the marketplace. We target various types of customers. For embedded products such as our NimbeLink modems and consumer antennas, we target design teams within OEMs and ODMs. For our integrated products, such as our AC-Fleet, we target distributors, value-added resellers, and direct customers. For asset trackers, we target end-customers in the enterprise and industrial markets. For Lighthouse, our route‑to‑market centers on direct engagement with MNOs and their respective network installers and on System Integrators (SIs) and value-added distribution. We engage SIs through hands-on enablement, specifically, installation training and technical certification, a structured trial program, and partner playbooks, so they can survey, design, and deploy enterprise and venue solutions with predictable quality. Distribution supports scale with deal registration, tiered pricing, stocking and logistics, and co-marketing, providing a commercial and operational backbone for SI-led deployments.

We use both direct and indirect promotional methods to engage our target market. Direct methods include advertising, web properties, marketing collateral, email campaigns, paid and organic social media, search engine marketing, media relations, content marketing, direct mail, tradeshows and events, and general lead generation tactics. Indirect methods include co-marketing efforts together with resellers, distributors, system integrators, hardware and software partners, and carriers both domestically and internationally.

Manufacturing and Operations

Our products are manufactured by contract manufacturers (CMs) in Vietnam, China, Taiwan, Mexico and the United States. We have long-term relationships with our CMs, and we work together to control global product compliance, raw materials supply and cost, production part approval processes, assembly instructions, control plans, final testing, and on-time shipment to our customers. We provide the control, test and measurement plans to the CMs to help ensure that each product conforms to the Airgain specifications, and we monitor the quality performance of our CMs through quality reports and periodic audits.

We maintain a close relationship with our CMs to help ensure that supply and quality meet our requirements. The contract manufacturing services required to manufacture our products can be satisfied by one or more of our CMs, however it may be time consuming and costly to qualify and implement new CM relationships. If one of our CMs suffers an interruption in their business, or experiences delays, disruptions, or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed, and our business could be adversely affected. Additionally, industry-wide shortages of critical semiconductor components, including memory chips, could impact our contract manufacturers’ ability to procure necessary materials, potentially affecting our product availability and margins. Our qualified CMs manufacture products according to our design and materials specifications, quality standards, and delivery requirements. We have control and authority over the selection of materials, manufacturing, and inspection processes.

Research and Development

We invest considerable time and resources in research and development to engineer and deliver our products and solutions to market, while also enhancing our design and system integration capabilities and conducting quality assurance testing to improve our technology. As of December 31, 2025, we had a total of 47 employees engaged in research and development. Our engineering teams are located at research, design, and test centers in California, Minnesota, Arizona, Texas, and Florida, as well as China, Taiwan and the United Kingdom. Our research and development centers include complex design and test equipment required for advanced RF wireless engineering. Our engineering team actively participates in research and development activities to expand our capabilities and target applications for the enterprise, automotive, and consumer markets. We strive to continually expand our product offerings and technology solutions over time and expect to continue to invest significantly in ongoing research and development efforts.

Additionally, for the development of certain company products, we engage with ODM partners to augment our internal engineering capability. Our ODM partners, primarily in Taiwan, enable us to quickly scale our product development capacity - especially for integrated connectivity products such as AC-Fleet and Lighthouse. For all such ODM-partner product developments, we maintain direct oversight and engagement to help ensure projects are delivered in accordance with our quality and time-to-market expectations.

Advanced Technology Development Initiatives

Beyond our current product portfolio, we maintain strategic research initiatives in emerging wireless technologies to achieve a competitive advantage as the industry evolves. We are exploring and evaluating advanced AI and machine learning technologies to optimize the performance and reliability of our telecommunications products. These capabilities enable intelligent antenna tuning, adaptive beamforming, predictive system maintenance, and automated network optimization, resulting in improved connectivity and operational efficiency. By integrating

AI-driven solutions, we deliver ongoing enhancements to our offerings through over-the-air updates, designed to keep our products at the forefront of industry innovation.

These forward-looking initiatives are structured to deliver longer-term value over the next several years. While not every project may result in immediate commercialization, our commitment to continuous innovation ensures we stay ahead of technology trends and are well-positioned to seize new market opportunities.

Competition

Because of our broad product line across several categories in the value chain, our competitive landscape is diverse and rapidly evolving.

Solution Providers

This category represents companies offering end-to-end connectivity solutions across hardware, software, and services. The competitive landscape has consolidated significantly, and major competitors include Cisco Systems, Cradlepoint (Ericsson), Digi International, Ezurio (Laird Connectivity), Huawei, Inseego, Lantronix, Nextivity, Nokia, Peplink, and Sierra Wireless (Semtech). Additionally, we face increasing competition from vertically integrated Asian manufacturers who offer complete solutions at aggressive price points, particularly in the vehicle gateway and repeater categories. Our competitive differentiation relies on our RF design expertise, product innovations, carrier relationships, our growing software and cloud management platforms, and our flexible approach to custom solutions. While partnership opportunities do exist, most represent direct competition as the industry shifts toward integrated platforms.

End-Device Manufacturers

This category represents companies that manufacture and supply off-the-shelf products that are market ready, such as routers, gateways, cellular adapters, 5G repeaters, asset trackers, and more. These manufacturers can act as customers, partners, or competitors to us, depending on the application and relationship. An end-customer may choose to bypass the design process entirely and purchase an off-the-shelf product to deliver device connectivity rather than embedding our modems and antennas. Our integrated products, such as the AC-Fleet and Lighthouse 5G Smart Network Repeater may compete directly with these off-the-shelf products or enhance their functionality. In addition, our external antennas are designed to enhance the signal and coverage of many of these devices.

Component Manufacturers

This category represents companies that manufacture a broad array of components that compete both directly and indirectly with our products. These companies include Adant Technologies Inc., Amphenol, Asian Creation Communication Ltd., Kyocera AVX Components Corporation, Baylin Technologies Inc., Blues Wireless, Eagle Wireless, Fibocom, Fractus S.A., Honglin Technology Group Ltd., MobileMark, Nordic Semiconductor, Panorama Antennas, Parsec Technologies, Inc., Particle Industries Inc., Pinyon Technologies, Inc., Qualcomm, Quectel, Semtech, Sunwave Communications Co., Ltd., Telit, Taoglas Limited, Wanshih Electronic Co. Ltd., WHA YU Industrial Co., Ltd, and 2J Antennas Group, among others. While we may choose to partner with some of these manufacturers to deliver products that shorten time to market, customers may also choose to complete the more intricate design work on their own using products manufactured by these companies. These component manufacturers may also expand their capabilities to be a solution provider, or end-device manufacturer, or both. As these component manufacturers evolve over time, the specific competitive situation would evolve accordingly.

In-house Design and Engineering Teams

Several of our existing customers, including OEMs and ODMs which design and build complete wireless devices, also have internal resources to design, engineer, and produce antenna, modem, router and/or repeater solutions. In such cases, we compete against the captive resource of that ODM. Several ODMs, including Arcadyan Technology Corporation, Foxconn Electronics Inc., Gemtek, Sercomm, Zyxel Communications, Inc. (MitraStar Technology), and Wistron Corporation, design, manufacture, and sell complete wireless devices, in direct competition with us.

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

Emerging Competitive Threats

Several competitive dynamics are reshaping our market position, including the following:

•
Vertical Integration: Large OEMs (particularly in automotive) increasingly developing proprietary connectivity solutions, potentially reducing addressable market for third-party suppliers like Airgain;
•
Platform Consolidation: Customers preferring single-vendor platforms for hardware, software, and cloud services rather than best-of-breed component selection, favoring larger integrated competitors;
•
Asian Competition: Aggressive pricing from Asian manufacturers, particularly in vehicle gateways and repeaters, who benefit from government support and lower cost structures, though often lacking carrier certifications and support capabilities that North American and European customers require;
•
Semiconductor Vendors: Companies like Qualcomm and MediaTek offering reference designs that reduce barriers to entry for new competitors and may enable customer self-sufficiency;
•
Satellite-Direct Connectivity: The development of satellite-to-device connectivity, including Starlink's Direct-to-Cell, AST SpaceMobile, and traditional satellite operators' smartphone initiatives, could reduce the addressable market for terrestrial cellular solutions in certain use cases, particularly for remote asset tracking, rural connectivity, and emergency communications. However, the physics of satellite connectivity (limited bandwidth per user, higher latency, line-of-sight requirements) creates opportunities for hybrid solutions that combine terrestrial and satellite connectivity, where our multi-band antenna expertise and systems integration capabilities could provide competitive advantages.

Our strategy to address these threats focuses on moving up the value chain through system-level solutions, software differentiation, product innovations, carrier partnerships, superior customer support, and specialized applications where RF expertise and customization provide sustainable advantages.

Intellectual Property

We rely on patent, trademark, copyright and trade secret laws, confidentiality procedures, and contractual provisions to protect our technology and intellectual property.

As of December 31, 2025, our intellectual property portfolio is comprised of more than 300 granted patents and pending patent applications in the United States and various foreign jurisdictions, including Europe and Asia. The scope of these patents encompasses our product offerings and technological advancements, with certain patents expected to remain in force through 2041. This patent collection encapsulates a diverse array of innovations covering wireless systems, including smart network controlled repeaters, vehicle gateways, antenna designs and structures, as well as the assembly and fabrication processes. Our patents have varying terms and expiration dates.

In line with our strategic evolution from a component supplier to a provider of comprehensive wireless system solutions, we have systematically grown our patent repository, escalating our filings to include broader wireless system functionalities and infrastructures.

We believe that our intellectual property portfolio is important to our business. However, our success does not depend solely on our ability to obtain or enforce patents, and we cannot assure you that our intellectual property rights will provide us with a competitive advantage or prevent competitors from developing technologies that are similar to or superior to our own.

We seek to protect our proprietary technology and information through a combination of intellectual property rights, confidentiality agreements, and security measures. We generally enter into confidentiality and invention assignment agreements with our employees, consultants, vendors, and certain customers, and we limit access to and distribution of our proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology, and we cannot assure you that the measures we take will prevent misappropriation. The laws of certain foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and enforcement of intellectual property rights in such jurisdictions may be limited. As a result, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property in certain markets.

The technology industry is characterized by extensive patent portfolios and frequent litigation related to intellectual property rights. From time to time, third parties may assert patent, copyright, trademark, or other intellectual property claims against us, our channel partners, or our customers. We may also be required to engage in litigation to protect our intellectual property or to defend against claims of infringement from third parties. Any such claims or litigation, regardless of their merit or outcome, could be time-consuming and costly and could divert management’s attention and resources. See the section titled “Risk factors—Risks Relating to Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Human Capital

As of December 31, 2025, we had a total of 106 employees and dedicated representatives, including 71 based in the United States and 35 internationally. Of this total, 47 individuals were primarily engaged in research and development, 38 in sales and marketing, 17 in general and administration functions and 4 in manufacturing operations. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We recognize that our capacity to successfully implement our strategy and deliver long-term stockholder value is closely tied to our ability to attract, develop, and retain highly skilled talent across all business areas. Human capital activities and programs are a strategic priority for the organization, designed to drive performance that aligns both our short- and long-term business objectives and our mission. These initiatives foster a workplace culture that emphasizes accountability, collaboration, and respect among team members.

Our objectives in managing human capital include strategic workforce planning, recruiting, and retaining qualified team members, leadership development and succession planning, performance development, offering competitive compensation and well-being benefits. We regularly evaluate our talent needs and organizational capabilities considering our business goals, growth stage, and operating environment.

We believe that effective human capital management, including how we recruit, develop, reward, and retain our people, contributes to sustainable performance and the creation of long-term value for our stockholders.

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

Summary of Risks Related to our Business

Our business is subject to numerous risks and uncertainties, including those described below. The principal risks and uncertainties affecting our business include, but are not limited to the following:

•
The markets for our wireless systems solutions, embedded and external antennas, and loT solutions are developing and may not develop as we expect;
•
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance;
•
If we are unable to manage our growth and expand our operations successfully, or navigate the transition to integrated system solutions, including increased business complexity and execution risk, our business and operating results will be harmed, and our reputation may be damaged;
•
Our transition to integrated system solutions increases business complexity and execution risk;
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
•
We have a history of losses, including an accumulated deficit of $93.6 million at December 31, 2025, and we may not be profitable in the future;
•
We sell to customers who are price conscious, and to a limited number of customers, who represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly;
•
We rely significantly on channel partners to sell and support our products, and the failure of this channel to be effective could materially reduce our sales;
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
•
We are developing a number of our wireless connectivity solutions and new products in partnership with or under strategic alliances with other companies. If any of these companies were to fail to perform, or our partnerships or strategic alliances were to be unsuccessful, we may experience delays in new product development or may not be able to bring our solutions to market successfully or on a timely basis;
•
Emerging satellite-to-device connectivity technologies may reduce demand for certain terrestrial wireless solutions or require significant engineering investment to address hybrid connectivity requirements;
•
The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business;
•
Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations;
•
Our acquisitions expose us to risks that could adversely affect our business and adversely affect our operating results, financial condition, and cash flows;
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

The wireless industry is characterized by rapidly evolving technologies, and the markets for our wireless connectivity solutions, embedded and external antennas, and IoT solutions may not develop as we expect. It is difficult to predict customer demand for our wireless system solutions and components, customer adoption rates, the size and growth rate of our target markets, the entry of competitive solutions and products, or the success of existing competitive solutions and products. We have historically driven revenue growth primarily through our embedded antennas, external antennas, embedded modems, and custom IoT products, largely in the consumer market. Moving forward, our goal is to drive growth in complex system solutions in the enterprise and automotive markets, including Lighthouse and AC-Fleet. These markets may develop at varying growth rates, and our success in penetrating these markets will depend on various competitive factors across a number of developing industries.

Any expansion in our markets depends on several factors. For example, any growth in demand will depend on, among other things, the cost, performance, and perceived value associated with our components and the ability for our components to meet increased performance demands, refresh cycles, and device form factors. Further, as we continue to transition to a wireless systems solution provider, increased growth in the enterprise and automotive markets will depend on, among other things, acceptance of our solutions by our customers and performance of the networks on which our products operate. For example, AC-Fleet and Lighthouse solutions are dependent on the carriers’ networks that they operate on and require widespread commitments across multiple customer markets and budgets. The growth potential for these solutions may be limited, and we will need to introduce new products in the AirgainConnect and Lighthouse platforms in order to continue to grow.

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

If our wireless solutions do not achieve widespread adoption, if there is a slower rollout than we expect in certain markets, or if there is a reduction in demand for our wireless connectivity solutions or components including AC-Fleet and Lighthouse, caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders and decreased sales, which would adversely affect our business, operating results, and financial condition.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. The timing and size of sales of our wireless system solutions and components are variable and difficult to predict and can result in fluctuations in our net sales from period to period. In addition, our budgeted expense levels depend in part on our expectations of future sales. Because any substantial adjustment to expenses to account for lower levels of sales is difficult and takes time, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in net sales, and even a small shortfall in net sales could disproportionately and adversely affect our operating margin and operating results for a given quarter. Our net loss was $6.4 million in the year ended December 31, 2025, and the net loss or income will fluctuate in the future. Prior to 2025, our net losses were $8.7 million, $12.4 million and $8.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Our operating results may also fluctuate due to a variety of other factors, many of which are outside of our control, including any change or volatility in U.S., Asian, European and global economic environments, and any of which may cause our stock price to fluctuate. Besides the other risks in this “Risk Factors” section, factors that may affect our operating results include:

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
•
global supply shortage including, but not limited to semiconductors and modules, supply constraints relating to other materials and potential increasing shipping costs and related limitations on our ability to acquire mission critical components and our CM’s abilities to obtain sufficient human resources to meet our global demand;
•
inflation and other increases in the cost of components, consumables, labor and other manufacturing costs;
•
changing market and economic conditions and financial institution instability;
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
government approval delays;
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

Our transition to integrated system solutions increases business complexity and execution risk.

As we expand beyond component manufacturing into complete wireless systems incorporating hardware, embedded software, cloud platforms, and subscription services, we face increased operational complexity and execution challenges. Successfully delivering integrated solutions requires capabilities in project management, software development, cloud infrastructure, cybersecurity, ongoing customer support, and carrier relationship management—areas where we have less extensive operating history than in RF hardware design. System-level products also typically have longer sales cycles, more complex customer requirements, and heightened expectations for reliability and support compared to component sales. Software and cloud services create ongoing obligations for security updates, feature development, data privacy, and uptime commitments that extend well beyond initial hardware delivery. Additionally, the recurring revenue model from subscriptions requires different sales approaches, pricing strategies, and customer success functions than our historical transaction-based business. If we fail to successfully execute this transition—whether due to product quality issues, software vulnerabilities, inadequate support infrastructure, or inability to scale our organization—we may damage customer relationships, fail to achieve projected revenue growth, and face increased warranty and support costs. The higher average selling prices of system solutions may also attract more aggressive competition and increase the likelihood of customers developing competing solutions internally.

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

Additionally, our transition into more system-based solutions may bring more competitors into our markets than we have traditionally faced. As our solutions begin to contain more system components and commensurate with higher average selling prices, the resulting product categories may attract additional competitors, or our customers may be more likely to begin to develop competing products. We face new competition from established telematics, networking, and IoT platform providers, which may create barriers to our market entry and limit our ability to grow in these sectors.

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

Our sales depend on our ability to anticipate our existing and prospective customers’ needs and develop products and systems solutions that address those needs. Our future success will be contingent on our ability to introduce new solutions for wireless applications, anticipate improvements and enhancements in wireless technology and wireless standards, and to develop solutions that are competitive in the rapidly evolving wireless industry. In furtherance of these efforts, we will continue to invest significantly in ongoing research and development. However, such investments may not translate into material enhancements to our wireless solutions, which are important for us to compete effectively. As we transition into a wireless systems solutions provider, our investment in research and development will be required to grow to stay on the leading edge of next generation development and to align ourselves with the rapidly evolving technology needs of the industry. Moreover, the introduction of newly integrated wireless platforms and product and system enhancements will require coordination of our engineering efforts with those of our customers, carriers, suppliers, and manufacturers to efficiently achieve our growth objectives. As our business transitions to more complex system-based solutions, we must provide enhanced post-sales support, ongoing firmware/software updates, and higher levels of technical assistance. If we are unable to effectively support our customers in deploying and maintaining these solutions, we may experience reputational harm, reduced customer adoption, or an increase in warranty and service costs. If we fail to coordinate these efforts, develop product enhancements or introduce new solutions that meet the needs of our customers as scheduled, our operating results will be materially and adversely impacted, and our business and prospects will be harmed. We cannot assure you that our new wireless solutions will meet customer expectations or that our wireless solutions will be competitive in the market.

The introduction of the next generation AirgainConnect and Lighthouse platforms, and the transition to a more expansive level of advanced solutions, require coordination of efforts and increased time and resources. If we fail to develop competitive solutions for customers with outstanding quality within the identified market window, our operating results may be materially and adversely impacted. As we rollout follow-on products and accessories for the AC-Fleet and Lighthouse solutions, we may not be able to successfully develop to conform to carrier approvals, PTCRB certifications, and specific country and regulatory certifications and approvals of such products. Furthermore, our transition to full wireless system solutions introduces additional regulatory compliance challenges for new classes of devices such as Lighthouse. Our products must meet stringent equipment authorization and carrier certification requirements (such as carrier, PTCRB, FCC, and industry-specific and regional standards). Failure to secure timely authorizations or certifications or unexpected changes in regulatory requirements could delay product launches, increase costs, or impact on our ability to sell our solutions in key markets.

The successful deployment of our wireless system solutions depends on the reliability and security of our embedded software and firmware. Software bugs, cybersecurity vulnerabilities, or delays in providing necessary updates could result in product malfunctions, compromise the confidentiality, integrity, and availability of our customers’ own IT systems and/or our customers’ proprietary or other sensitive information, customer dissatisfaction, or reputational harm. Any failure to maintain robust software and cybersecurity protocols may negatively impact our business and financial performance. Furthermore, the stringent customer demands for these advanced solutions require substantial ongoing effort and investment for solution maintenance, support, and evolution. If we are unable to continually provide such effort and investment to customers, our customers’ business could be adversely impacted, or customers could switch to competitor solutions, which would have an adverse impact on our operating results.

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

Sales cycles for some of our products can be lengthy, generally ranging between three and twelve months for our components, and six to twenty-four months and sometimes longer for our wireless systems solutions due to a lengthy customer evaluation, trial and approval process. In addition, it can take additional time before a customer commences volume production of equipment that incorporates our products. Sales cycles can be lengthy for several reasons, including:

•
our OEM customers and carriers usually complete a lengthy technical evaluation of our products, over which we have no control, before placing a purchase order;
•
the commercial introduction of our products by OEM customers and carriers is typically limited during the initial release to evaluate product performance;
•
the development and commercial introduction of products incorporating new technologies frequently are delayed; and
•
customers of integrated wireless solutions require successful field trials before committing to purchase our solutions, which could delay the customer decision making process.

The length of this process can be affected by factors over which we have little or no control, including the customer’s budgetary constraints and procurement cycles. As a result, sales cycles for customer orders vary substantially among different customers. A significant portion of our operating expenses is relatively fixed and is based in large part on our forecasts of volume and timing of orders. The lengthy sales cycles make forecasting the volume and timing of product orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks of customer decisions to cancel or change product phases. In addition, we may incur substantial expenses and devote significant effort to develop potential relationships that do not result in agreements or revenues. If customer cancellations or product changes were to occur, this could result in the loss of anticipated sales without sufficient time for us to reduce our operating expenses. We currently maintain significant inventories to meet forecasted future demand due to the supply chain shortages. If the forecasted demand does not materialize into purchase orders for these products, we may be required to write off our inventory balances or reduce the value of our inventory, based on a reduced sales price. A write-off of the inventory, or a reduction in inventory value due to a sales price reduction, could have an adverse effect on our financial condition and operating results.

We have a history of losses, and we may not be profitable in the future.

Before 2013 we had incurred net losses in each year since our inception. As a result, we had an accumulated deficit of $93.6 million on December 31, 2025. Airgain is transitioning to a wireless systems solutions company. Because the market for wireless systems solutions is rapidly evolving, it is difficult for us to predict our operating results. We expect our operating expenses to increase over the next several years as we hire additional personnel, particularly in engineering, sales support, customer service and experience, and marketing, and continue to develop new wireless ecosystems to address new and evolving markets. In addition, as a public company we will continue to incur significant legal, accounting, and other expenses. If our sales do not increase to offset these increases in our operating expenses, we may not be profitable in future periods. Our historical sales growth has been inconsistent and should not be considered indicative of our future performance. Any failure to sustain or increase our profitability consistently could cause the value of our common stock to materially decline.

A limited number of customers and devices represent a significant portion of our sales. If we were to lose any of these customers or devices, our sales could decrease significantly.

Customers that accounted for 10% or more of our total revenue provided approximately 54% of sales in the aggregate for the year ended December 31, 2025. Although our top customers that pay for our products have historically been ODMs and distributors, it is primarily the OEMs, carrier customers and retail-focused end-customers that drove the use of our antenna solutions and the purchase by the ODMs and distributors of our antenna solutions. In addition, a few end-customer devices which incorporate our antenna products comprise a significant amount of our sales, and the discontinuation or modification of such devices may materially and adversely affect our sales and results of operations. Moving forward, as we transition to a wireless systems solutions provider, we expect a shift toward external wireless solutions in the automotive and enterprise markets that may result in a corresponding shift in the customer mix. Any significant loss of, or a significant reduction in purchases by, these other significant customers or customers that drive the use of our antenna solutions or a modification or discontinuation of a device which constitutes a significant portion of sales could have an adverse effect on our financial condition and operating results.

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

We outsource the manufacturing, assembly, and some of the testing of our products to CMs, and we also engage with ODMs to substantially contribute to the development of certain products in addition to production and shipping. We have over the past two years engaged additional CMs and ODMs outside of China, including Vietnam, Taiwan and Mexico, to expand our capacity, and to diversify the global regions in which our products are manufactured. These CMs and ODMs are relied upon to develop, manufacture, control quality of, and ship our products. We do not have long-term contracts that commit CMs to manufacture products for us. Furthermore, political unrest or political instability, military conflict in any country in which our CMs and ODMs are located could experience political unrest, tensions and uncertainty. Global and regional, terrorism or other geopolitical events may have an adverse effect on our contract manufacturer’s ability to deliver quality products on time. Any significant change in our relationship with these manufacturers could have a material adverse effect on our business, operating results, and financial condition. We make all of our purchases from our CMs and ODMs on a purchase order basis. Our CMs and ODMs are not required to manufacture our products for any specific period or in any specific quantity. We expect that it would take approximately six to nine months to transition manufacturing, quality assurance, and shipping services to new providers. Relying on CMs for manufacturing, quality assurance, and shipping also presents significant risks to us, including the inability of our CMs to:

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

We may experience delays in obtaining products from manufacturers and may not be a high priority for our manufacturers.

The ability and willingness of our CMs to perform is largely outside of our control. We believe that our orders may not represent a material portion of our CMs’ total orders and, as a result, fulfilling our orders may not be a priority if our CMs are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. If any of our CMs suffers an interruption in its business, experiences delays, disruptions, or quality control problems in its manufacturing operations or we have to change or add additional CMs, our ability to ship products to our customers would be delayed and our sales could become volatile, and our cost of sales may increase. For example, throughout 2021 and 2022, we experienced a disruption in our supply chain for certain components located in Asia and made several purchases of available inventory in order to secure supply for our customers, sometimes at higher than our traditional prices. Although supply chain conditions have improved since 2022, they have not fully normalized, and structural risks related to capacity constraints, supplier prioritization, and external disruptions continue to expose us to potential delays and cost increases. Increased component and manufacturing costs may not be recoverable through pricing adjustments, particularly when customer contracts limit repricing or where customers resist price increases, which could result in margin compression and adversely affect our operating results. Additionally, any or all of the following could either limit supply or increase costs, directly or indirectly, to us or our CMs:

•
changes or uncertainty in U.S and non-U.S. tariffs and trade policy, economic sanctions, and other trade barriers where manufacturers are located;
•
financial problems of either CMs or component suppliers;
•
reservation of manufacturing capacity at our contract manufactures by other companies, inside or outside of our industry;
•
industry consolidation occurring within one or more component supplier markets, such as the semiconductor market;
•
labor strikes or shortages, or restrictions imposed to limit pandemics or epidemics; and
•
political unrest, or military conflict in regions where manufacturers are located; and potential conflicts involving other countries.

We cannot predict with certainty in the future whether a pandemic, epidemic, or AI demand surge impacting the supply of certain components, will cause delays or disrupt our product shipments or impact manufacturing. If such disruption were to extend over a prolonged period, it could have a material impact on our sales and business and those of our customers.

Our CMs purchase some components, subassemblies and products from a single or limited number of suppliers. The loss of any of these suppliers may substantially disrupt our ability to obtain orders and fulfill sales as we design in and qualify new components.

We rely on third-party components and technology companies to provide contents of our bills of material to that ultimately configure the devices that are deployed in our integrated solutions. Thus, we rely on our CMs to obtain the components and subassemblies necessary for the manufacture of our devices. In 2025, we experienced relief from the shortages in supply of components that we experienced from 2021 to 2022, but we experienced longer lead time cycles for certain commodities. We expect that we will experience shortages, constraints, and increased prices due to export controls on critical minerals and metals in 2026. We rely on third-party contract manufacturers who source critical components, including memory semiconductors (DRAM and Flash), for our integrated products such as AC-Fleet, Lighthouse, NimbeLink modems, and asset trackers. Industry-wide memory chip shortages driven by surging demand from artificial intelligence infrastructure and data center applications may result in extended lead times and allocation constraints that delay our ability to fulfill customer orders, significant component cost increases, competitive disadvantages relative to larger competitors with greater supply chain leverage and allocation priority, and delayed volume ramp timelines for AC-Fleet and Lighthouse, which could adversely affect revenue growth and market adoption of our growth platforms. While we do not use specialized high-bandwidth memory (HBM) chips in high demand for AI accelerators, memory suppliers are redirecting conventional memory production capacity toward higher-margin AI applications, creating supply constraints in memory chips used across enterprise IoT, automotive, and industrial applications. Our contract manufacturers may face challenges securing adequate supply at reasonable prices. We may not be able to pass increased component costs to customers, and supply constraints could materially adversely affect our business, operating results and financial condition.

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

We have partnered, and expect to continue to partner, with certain companies to further advance or develop our wireless connectivity solutions and develop or expand on new and existing technologies. These arrangements involve the commitment of each company of various resources, including technology, and research and development. If these arrangements do not develop as expected, especially those that involve our proprietary technologies, or if the products and/or services produced by our partners do not meet the required quality standards, our ability to introduce new wireless connectivity solutions successfully and on schedule may be limited. Further, we cannot provide any assurances that our existing partnerships will be maintained successfully or at all, the failure of which could have a material adverse effect on our business and results of operations. If an existing partnership entity has any technical difficulties, if our partnership with them does not continue to develop, or if the technology developed in partnership does not develop or the partnership entity does not perform as expected or suffers market-launch delay or project-cost overrun, our sales may decrease, and our operating results could suffer.

Our business may suffer if our strategic alliances are not successful.

We enter into strategic alliances and other relationships with companies whose capabilities complement our own. For example, we entered last year into a strategic partnership with Omantel, a telecommunications provider in Oman, regarding 5G connectivity solutions in the Middle East and North Africa. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new market creation. To be successful, we must first be able to define, identify and secure alliance partners which align with our growth and technological plans. We cannot be certain that our alliance partners will provide us with the support we anticipate, or that such alliances or other relationships will be successful in creating new or improved products. Our success is also highly dependent upon our ability to manage the alliances, promote the benefits to us, and to not prohibit or discourage other opportunities which may be beneficial to us in the future. Also, certain provisions of alliance agreements may include restrictions that limit our ability to independently pursue or exploit the developments under such strategic alliances. If a strategic alliance fails to perform as expected or if the relationship is terminated, we could experience delays in new product development or impairment of our relationships with customers, and our ability to develop new solutions in response to industry trends or changing technology may be impaired and our results of operations could be adversely affected.

Emerging satellite-to-device connectivity technologies may reduce demand for certain terrestrial wireless solutions or require significant engineering investment to address hybrid connectivity requirements.

Satellite-to-smartphone services from Starlink, AST SpaceMobile, and traditional satellite operators enable direct competition between mobile devices and low-earth-orbit satellites without terrestrial infrastructure. These technologies could compete with our products in remote asset tracking, emergency connectivity, rural/maritime applications, and certain IoT use cases.

Widespread satellite adoption could reduce demand for our remote area repeaters, certain broadband connectivity products, and asset tracking solutions. Hybrid devices requiring both terrestrial and satellite connectivity may require us to invest significantly in multi-band antenna systems, RF front-end integration, and software-defined radio technologies. We may not be able to make these investments successfully or in a timely manner.

However, satellite connectivity has fundamental physics constraints—limited bandwidth, higher latency, line-of-sight requirements, and poor indoor coverage—that will likely position it as complementary to terrestrial networks in most use cases. The ultimate business impact remains uncertain and depends on technological developments, pricing, regulatory decisions, and adoption patterns.

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

Our success depends upon the continued service and performance of our senior management team and key technical, marketing, and production personnel. We have experienced management turnover in the past. The replacement of any member of our senior management team or other key employees or consultants involves significant time and costs and may significantly delay or prevent the achievement of our business objectives.

Our future success also depends, in part, on our ability to continue to attract, integrate, and retain highly skilled personnel. Competition for highly skilled personnel, especially our design and technical personnel is frequently intense. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business and results of operations. Further, competition for highly skilled personnel is frequently intense. Any difficulties in obtaining or retaining human resource competencies we need to achieve our business objectives may have an adverse effect on our performance.

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize new solutions and technologies and expand our operations.

If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products as a result of other risks described in this “Risk Factors” section and elsewhere in this annual report on Form 10-K, we may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. We may also consider raising additional capital in the future due to liquidity considerations or to expand our business, pursue strategic investments, take advantage of financing opportunities, or other reasons. For example, in May 2025, we amended and restated the At-the-Market Issuance Sales Agreement (as amended, the Sales Agreement) with Craig-Hallum Capital Group LLC (the Agent) originally entered into in March 2024, pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement and for which we have filed a prospectus “at the market” (ATM) offerings through or to the Agent, as sales agent or principal. In May 2025, we filed a registration statement on Form S-3, which was declared effective, including a prospectus for ATM offerings pursuant to the Sales Agreement for up to an aggregate of $5.0 million in shares of our common stock. As of December 31, 2025, $4.6 million remained available for future sales under the Sales Agreement. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change.

Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges of senior to those of holders of our common stock. The terms of debt securities issued, or borrowings, could impose significant restrictions on our operations. The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The global credit and financial markets have in the past experienced extreme volatility and disruptions (including as a result of public health crises, war and conflict and liquidity concerns regarding financial institutions and others in the financial services industry). If the equity and credit markets are volatile or deteriorate, or if adverse developments are experienced by financial institutions, it may make any necessary debt or equity financing more difficult to obtain, more costly, more onerous with respect to financial and operating covenants, and more dilutive. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce marketing; customer support or other resources devoted to our products or cease operations. Any of these actions could harm our business, operating results, and financial condition.

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

We have in the past relied on third parties, such as sales consultants and engineering contractors, for a portion of the design and sales and marketing of our products. In the future, we may rely on third-party consultants in addition to our own employees to perform the daily tasks necessary to operate our business in certain areas, including sales and engineering, and cannot ensure that third-party consultants will be able to complete their work for us in a timely manner. The failure of any third-party consultants to perform as anticipated could result in substantial costs, divert management’s attention from other strategic activities, or create other operational or financial problems for us. Terminating or transitioning arrangements with key consultants could result in additional costs and a risk of operational delays, potential errors, and possible control issues as a result of the termination or during the transition. Accordingly, our reliance on third parties exposes us to the risk that our business will be unsuccessful if they do not design and sell our product as expected.

Our acquisitions expose us to risks that could adversely affect our business and adversely affect our operating results, financial condition, and cash flows.

As part of our strategy to develop and identify new products, services and technologies, we have made, and may continue to make, acquisitions of select assets and businesses. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources, and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships.

When pursuing acquisitions, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness. Any acquisitions we complete may not ultimately strengthen our competitive position or achieve our goals and could be viewed negatively by our end-customers, investors and financial analysts. Acquisitions involve many risks. An acquisition may negatively affect our operating results, financial condition or cash flows because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2025, the Company had net operating loss (NOL) carryforwards of approximately $26.4 million for federal income tax purposes and $14.0 million for state income tax purposes that, subject to limitations, may be available to offset our future taxable income, if any. Our federal and state NOL generally begin to expire in 2029 and 2028, respectively. Federal NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely; however, such NOLs may generally only be used to offset up to 80% of future taxable income. As of December 31, 2025, we also had federal and state research and development and other tax credit carryforwards of approximately $3.5 million and $2.8 million, respectively, available to reduce future income tax liabilities, subject to limitations. Our federal tax credit carryforwards begin to expire in 2026, and our state tax credit carryforwards will begin to expire in 2032. These NOL and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities.

Furthermore, the Company’s use of federal and state NOL and tax credit carryforwards could be limited by certain ownership changes. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use pre-change NOL and tax credit carryforwards to offset future taxable income and income taxes, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. We have recorded a $18.5 million valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some of our products are subject to various federal, state, local, and international laws governing chemical substances in electronic products. We could be subject to increased costs, fines, civil or criminal sanctions, third-party property damage or personal injury claims if we violate or become liable under environmental and/or worker health and safety laws.

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

Future pandemics or other public health epidemics may have a material adverse effect on our business, financial condition and results of operations, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Relating to Intellectual Property

If we are unable to protect our intellectual property rights, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.

Our ability to compete effectively is dependent in part upon our ability to protect our proprietary technology. We rely on patents, trademarks, trade secret laws, confidentiality procedures, and licensing arrangements to protect our intellectual property rights. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. Moreover, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future partners, collaborators and licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future partners, collaborators and licensors.

We may also need to share our proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe on their intellectual property rights could harm our business.

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

Intellectual property claims against us, and any resulting lawsuits, may result in our incurring significant expenses and could subject us to significant liability for damages and invalidate what we currently believe are our proprietary rights. Our involvement in any patent dispute or other intellectual property dispute or action to protect trade secrets and know-how could have a material adverse effect on our business. Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties which could be costly, and prevent us from manufacturing and selling our products. Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation. Any of these situations could have a material adverse effect on our business.

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

Although our agreements with third-party manufacturing partners generally seek to prevent them from misusing our intellectual property and trade secrets, or using our designs to manufacture products for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights against these manufacturing partners and may find counterfeit goods in the market being sold as our products or future products similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

Risks Related to Data Privacy

Because we collect, process, use and store information about individuals, including our customers and our own employees, this creates data privacy compliance risks that could result in additional cost and liability to us.

In the normal course of our business, we collect, process, use, and disclose information about individuals. Many federal, state and foreign governmental bodies and agencies have adopted, or are considering adopting laws and regulations that impose limits on the collection, processing, use, disclosure and security of information about individuals. In some cases, such laws and regulations can be enforced by private parties in addition to government entities. In addition, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. These laws, regulations, and standards are complex and currently evolving, not uniform and likely to remain uncertain for the foreseeable future.

In the United States, data privacy laws and regulations are promulgated at the federal and state level, some of which are enforced by the Federal Trade Commission (FTC). For example, at the federal level, there are laws regulating the use of personal information for direct marketing purposes, including the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which establishes specific requirements for commercial email messages, and the Telephone Consumer Protection Act (TCPA) and the Telemarketing Sales Rule as interpreted and implemented by the FCC, FTC and/or United States courts, which imposes significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers. At the state level, California enacted legislation, the California Consumer Privacy Act of 2018 (CCPA), which provides new data privacy rights for California consumers and the California Privacy Rights Act, or CPRA, which took effect on January 1, 2023 and amended the CCPA to include significant additional data privacy rights for consumers. The enactment of the CCPA prompted a wave of similar legislative developments in other states in the United States, which has created a patchwork of overlapping but different state laws. Since the CCPA went into effect, general privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states, and amendments to such laws are regularly proposed. Many other states are also currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level.

Foreign data protection laws, including the EU General Data Protection Regulation 2016/679, (GDPR) and the U.K. data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (together, UK GDPR) (the EU GDPR and UK GDPR together referred to as the GDPR), may also apply to other personal information obtained outside of the United States. The GDPR imposes stringent requirements for entities processing personal information, including specific requirements regarding transfers of data outside of the European Economic Area (EEA) and UK. In 2024, the National Security Division of the U.S. Department of Justice (DOJ) also issued a new rule, referred to as the “Data Security Program” (DSP), to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). The DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. In relation to such cross-border transfers of personal data, we expect existing legal complexity and uncertainty regarding international personal data transfers to continue.

In addition to the EU, the UK, and Asia have addition of data privacy legislation including China, Hong Kong, Japan, Singapore, and South Korea. Although we are continuing to take steps to comply with these and future laws and regulations, the scope of many of the requirements remains unclear, can be subject to significant change or interpretive or enforcement application, and may be inconsistent from one jurisdiction to another, and regulatory guidance on several topics is still forthcoming. Therefore, we cannot assure you that such steps will be sufficient. Compliance with current and future laws and regulations may require changes to our collection, use, transfer, disclosure or other processing of information about individuals and systems and may thereby increase compliance costs. If we are unsuccessful, whether actual or perceived, in our efforts to comply with these and future laws and regulations, we may incur substantial additional costs in compliance, reputational harm, affect the manner in which we provide our services, including the geographies we service, and be subject to complaints and/or regulatory investigations, civil and/or criminal penalties, and other additional liabilities, which may have a material adverse effect on our business, operating results and financial condition.

We use artificial intelligence (AI), machine learning, and automated decision-making technologies (collectively, AI Technologies) throughout our business, provide certain AI-enabled products, and are making significant investments in this area. As with many technological innovations, there are significant risks involved in deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.

With respect to our products or services that incorporate AI Technology, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. In addition, our ability to continue to use AI Technologies licensed from third parties at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed.

In addition, use of AI Technologies by people, including our vendors, employees, suppliers and contractors, with access to our proprietary and confidential information, including know-how, may continue to increase and may lead to the release of such information, which may impact our ability to realize the benefit of our intellectual property.

Risks Related to Our International Operations

We are subject to risks associated with international geopolitical and military conflicts.

Our business has been impacted and may continue to be impacted by geopolitical conditions, such as a resultant international trade war, military conflicts in other countries, and increased political tensions with other countries or regions, including those related to Russia, Europe, the Middle East, and Asia. Currently, significant uncertainty surrounds the future trade relationships among the United States and other countries. Polices made by the U.S. government and policies made by other countries may make significant changes in trade policies that could negatively affect our business.

Our international sales and operations subject us to additional risks that can adversely affect our operating results and financial condition.

For the year ended December 31, 2025, approximately 41% of our products, based on sales, are outside of North America, and we are continuing to expand our international operations as part of our growth strategy. We have limited sales personnel and sales and support operations in the United States, Asia, and Europe. In addition, we anticipate further expansion of our global presence and extending our salesforce reach internationally. Our ability to convince customers to expand their use of our antenna products is directly correlated to our direct engagement with our end-customers and our channel partners. To the extent we are unable to engage with non-U.S. customers effectively with our limited sales force capacity, we may be unable to grow sales to existing customers.

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

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports for our products must be made in compliance with these laws and regulations. If we violate these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our channel partners, agents or consultants fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end-customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries or territories, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end-customers with international operations. Any decreased use of our products or limitations on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

For example, U.S. export control laws and regulations have been amended over the past several years, including through the imposition of certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the BIS Entity List and regulations governing the sale and export of certain technologies. If a customer was added to the Entity List or became subject to new or expanded trade restrictions, it could have a negative effect on our ability to sell products and provide services to these customers. In addition, the issuance of new or expanded trade restrictions, such as the continued expansion of the military end-user and military end-use rules, the foreign-direct product rules, or any other rule that prevents or places restrictions on a class of commodities, software or technology from export or re-export to any specific country or countries without a license, could increase our costs or expenses.

Furthermore, U.S. economic sanctions prohibit the provision of certain products and services to countries and territories, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed, including as a result of military conflicts in other countries may impact our ability to sell our products within regions covered by such sanctions or with or involving targeted persons. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including, for example, fines and/or denial of certain export privileges. These export and import controls, and economic sanctions could also adversely affect our manufacturers, suppliers, and customers.

We are also subject to risks generally associated with having a global supply chain, including certain laws and regulations related to forced labor, human rights, and supply chain due diligence. The Corporate Sustainability Due Diligence Directive (CSDDD), the Forced Labour Regulation, U.S. Uyghur Forced Labor Prevention Act (UFLPA), and similar regulations (including product-specific requirements, like the EU’s Batteries Regulation) could all similarly impact our supply chain. Even if we were not directly subject to penalties, fines or sanctions or supply chain disruption under these restrictions, if products we source are linked in any way to forced labor, our reputation could be harmed and/or we may be subject to adverse impacts in relation to our relationships with our channel partners and our customers.

Changes to United States tax, tariff, Department of Defense’s Section 1260H List, and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There have been significant changes and proposed changes to United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China, Canada, and Mexico, among others. Tariffs in particular are in flux and involve some of the United States’ largest trading partners. These tariffs, along with existing and potential future trade restrictions, pose significant risks to our operations, especially given our reliance on ODMs for wireless connectivity solutions systems. ODMs frequently source critical components from China, and higher tariffs will likely increase production costs, disrupt supply chains, and impact our cost of goods sold. Additionally, stockpiling behaviors and supply shortages driven by these tariffs may lead to delays, reduced margins, and increased pricing pressures.

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

The United States may maintain or increase existing tariffs or impose new ones. In response, China, Canada, Mexico, the European Union, and other countries have imposed or proposed additional tariffs on certain exports from the United States, and it is unclear what future actions countries will or will not take with respect to trade policies, treaties, and tariffs.

Because we use products containing imported components that are covered under these fluctuating trade policies, we have engaged new CMs outside of China for additional supply chain diversity as well as an option of supply of components and assemblies for our wireless solutions that are less likely to be subject to delivery disruptions or increased tariffs.

Nonetheless, the changes and proposed changes to United States trade policies, treaties, tariffs and taxes, which are outside of our control, contribute to significant uncertainty about the future relationship between the United States, China, Canada, Mexico, the European Union, and other countries. Specifically, such developments may have a material adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global trade particularly between the above-listed countries. Any of these factors could depress economic activity; restrict our access to suppliers or customers; have a material adverse effect on our business, operating results and financial condition; and/or affect our strategy in China and elsewhere around the world.

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products or our end-customer’s products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and future sales, and could place additional burdens on the operations of our business.

Our products and our end-customers’ products are subject to governmental regulations regarding radio frequency devices in many jurisdictions. To achieve and maintain market acceptance, our products, or our end-customers’ products must continue to comply with these regulations and many industry standards designed to prevent interference with other radio services and to limit human exposure to harmful radiation. In the United States, our end-customers’ products and our products (in cases where we provide devices that are end-device certified) must comply with such regulations issued by the FCC before they can be marketed or sold, or imported into, the United States, and may also be required to conform to industry standards defined by industry associations or organizations, such as Underwriters Laboratories, for commercial acceptance. We and our end-customers must also comply with similar international regulations and standards.

As these regulations and standards evolve, and if new regulations or standards are implemented, we may have to modify or redesign our products, or our end-customers may have to modify their products, which could increase costs. The failure of our products or their products to comply, or cause delays in compliance, with the existing and evolving industry regulations and standards could prevent or delay introduction of our products or our antennas used in third-party products, which could harm our business. End-customer uncertainty regarding future policies may also affect demand for communications products, including our products. Moreover, channel partners or customers may require us, or we may otherwise deem it necessary or advisable, to alter our products to address actual or anticipated changes in the regulatory environment. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

We operate directly and indirectly in several foreign countries and are subject to anti-bribery laws in the jurisdiction in which we operate. The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business or an unfair business advantage; many anti-bribery laws also prohibit commercial bribery. In addition, we are subject to the FCPA’s recordkeeping and internal controls requirements. Practices in the local business communities of many countries in which we do business have a heightened level of corruption. As part of our business, we may have direct or indirect sales to, and other interactions with, non-U.S. government agencies. Our policies mandate compliance with these anti-bribery laws and we have established policies and procedures reasonably designed to promote compliance with applicable anti-bribery law requirements; however, we cannot assure you that our policies and procedures will protect us from violations committed by individual employees, agents or intermediaries. Allegations or violations of anti-bribery law violations could result in costly investigations, criminal or civil penalties or other sanctions that could have a material adverse effect on our business and reputation.

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

If securities or industry analysts issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant and subject to the restrictions contained in any loan or financing instruments. As a result, capital appreciation, if any, of our common stock, will be the sole source of gain for the foreseeable future.

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

As a public company, particularly after we cease to qualify as a smaller reporting company or non-accelerated filer, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, to comply with the rules and regulations imposed by the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules implemented by the SEC and Nasdaq. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives, and our legal and accounting compliance costs will increase. It is likely that we will need to hire additional staff in the areas of investor relations, legal, and accounting. These new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are evaluating and monitoring developments regarding these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Information technology security threats are increasing in frequency, persistence, intensity, and sophistication. We and our third-party service providers (including third party providers of AI Technologies) may also experience information technology security threats that may remain undetected for an extended period. Any perceived or actual compromise, breach, or misuse of our or our third-party service providers’ systems or information could cause us to incur damage to our reputation, and expose us to a risk of loss or litigation (including by our customers) and possible monetary liability, affect the manner in which we provide our services, and subject us to complaints and/or regulatory investigations, fines, penalties, regulatory enforcement, individual or class action lawsuits, public criticism, loss of customers, loss of goodwill or other additional liabilities, and could adversely affect our business, results of operations, financial condition and prospects. We may also incur significant costs to notify, in particular, affected individuals, maintain our security precautions and/or to correct problems caused by the compromise, breach or misuse of our systems or information. The costs of any compromise, breach or misuse of our systems or information could exceed our available insurance coverage or could result in denial of coverage as to any specific claim, or a change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements. And any failure by our third-party information technology providers, or any other entity in our collective supply chain, to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, systems or information could have similar adverse consequences for us. To date, we have seen no material impact on our business or operations from these information technology security threats. Any future significant compromise, breach, or misuse of our data security could result in significant costs and damage to our reputation, and could materially adversely affect our business, results of operations, and financial condition. The ever-evolving threats mean us, and our third-party service providers must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security compromises, breaches, or misuses.

Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events.

Our corporate headquarters are located in Southern California, some of our CMs are located in eastern Asia, both regions known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our CMs, could have a material adverse impact on our business, operating results and financial condition.

Changes in tax law may materially adversely affect our financial condition, results of operations, and cash flows.

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

In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could decline and related capital spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased shipping costs, both of which may negatively affect our business, operating results, and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain processes and reference various security industry frameworks and other guidance designed to help us to assess, identify, and manage material risks from cybersecurity threats. Cybersecurity risk management is integrated into our broader enterprise risk management framework and is considered alongside other operational, legal, compliance, strategic, and financial risks.

Our cybersecurity risk management processes are designed to address risks associated with our information technology systems, connected products, and third-party relationships. These processes include evaluating cybersecurity risks, implementing controls intended to mitigate identified risks, and monitoring for potential cybersecurity threats and vulnerabilities. We also engage third-party service providers from time to time to assist with aspects of our cybersecurity risk management program. We assess cybersecurity risks associated with third-party service providers as part of our vendor onboarding process. This includes review of security documentation, such as independent audit reports, and completion of vendor security questionnaires. We also implement internal technical safeguards, including endpoint monitoring and threat detection capabilities, to monitor and mitigate cybersecurity risks within our environment.

While we continue to evolve our business and technology offerings, including software-enabled and connected products, we recognize that cybersecurity threats are increasingly sophisticated and may not be fully prevented. Accordingly, our cybersecurity risk management processes are intended to reduce the likelihood and potential impact of cybersecurity incidents; however, there can be no assurance you that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its overall risk oversight responsibilities and has delegated oversight of cybersecurity and information technology risks to the Audit Committee. The Audit Committee receives periodic updates from management regarding cybersecurity risks and related matters.

Our management team is responsible for assessing and managing material risks from cybersecurity threats. Management’s responsibilities include implementing and maintaining cybersecurity risk management processes, monitoring cybersecurity risks, and responding to cybersecurity incidents. Management reports to the Audit Committee regarding cybersecurity risks and incidents as appropriate.

The Company’s cybersecurity risk management program is overseen by its Chief Technology Officer (CTO), who has more than 30 years of experience in technology leadership roles spanning wireless communications, semiconductor systems, cloud infrastructure, and secure embedded platforms. In these roles, the CTO has overseen product security architecture, enterprise information technology, and cybersecurity risk management initiatives. He also receives ongoing education and training to remain current on evolving cybersecurity threats, regulatory development, and industry best practices. Management also receives regular updates from internal personnel, external advisors, and third-party service providers to assess and address cybersecurity risks.

Cybersecurity Incidents

As of the date of this report, we have not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we cannot assure you that we will not experience cybersecurity incidents in the future that could have a material adverse effect on our business. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Risks Relating to Data Privacy.”

ITEM 2. PROPERTIES

Our corporate headquarters occupy approximately 11,200 square feet in San Diego, California, under a lease that expires in September 2031. Our NimbeLink facility, located in Plymouth, Minnesota, occupies 3,800 square feet under a lease that expires in June 2031. We utilize a 5,200 square foot research, development, and test facility in Scottsdale, Arizona, under a lease that expires in October 2029. We utilize a 3,000 square foot warehouse in Scottsdale, Arizona, under a lease that expires in February 2028. For testing services, we lease a 4,100 square foot property in Vero Beach, Florida, and a 3,500 square foot property in Jonestown, Texas.

We lease an office space in four locations outside of the United States including leases in Shenzhen, China; Jiangsu Province, China; Zhubei City, Taiwan; and Cambridge, United Kingdom.

We believe our facilities are suitable and sufficient to meet our current operating needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources, and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “AIRG”.

Holders of Common Stock

As of February 19, 2026, there were 12,223,892 shares of our common stock outstanding held by approximately 28 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Business Overview

Headquartered in San Diego, California, Airgain, Inc. (NASDAQ: AIRG) is a leading provider of advanced wireless connectivity solutions. We are focused on delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer. While historically recognized for high-performance radio frequency (RF) components, Airgain is increasingly delivering integrated, system-level connectivity solutions that combine hardware, software and cloud management.

Our enterprise products include Smart Network Controlled Cellular Repeaters (Smart NCRs), embedded cellular modems, asset tracking solutions, and antennas for access points and Internet of Things (IoT) applications. Our automotive products include our second-generation AirgainConnect® Fleet system solution, and our aftermarket antennas. Our consumer products include embedded antennas for consumer access points, wireless gateways, and FWA devices.

We have a rich history of providing radio frequency (RF) expertise, services, and solutions to telecommunications operators and major original equipment manufacturers (OEMs). We leverage our RF and systems experience, and our Mobile Network Operator (MNO) and Multiple Service Operator (MSO) relationships, to deliver complex and differentiated system solutions.

Markets

The enterprise market demands reliable wireless access across diverse settings, including smart cities, campuses, stadiums, transportation hubs, utilities, buildings, and suburban developments.

Our Lighthouse platform is a carrier‑grade, high‑power 5G smart repeater designed to extend coverage and offload capacity for mobile network operators and system integrators. It can be deployed outdoors or as an in‑building solution, and it includes advanced features such as carrier aggregation, automatic gain control, echo cancellation, TDD synchronization, firmware‑over‑the‑air (FOTA) updates, and remote management capabilities. Lighthouse supports rapid deployment and does not require wired backhaul, offering a cost‑effective alternative to small cells and Distributed Antenna Systems (DAS) for coverage enhancement. Our NimbeLink embedded modems serve numerous enterprise IoT sectors that require cellular connectivity, including packaging, logistics, EV charging, smart buildings, agriculture, and self-service innovations. These NimbeLink cellular modems, which are both patented and end-device certified, minimize the need for additional OEM end-customer carrier certifications. Our asset tracking solutions are deployed across transportation, supply chain, and other specialized applications. Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, products, and applications, including access points, gateways, FWA devices and utility meters.

In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket applications, supporting a variety of technologies that include 5G, LTE, Wi-Fi, LPWAN, GNSS, and Bluetooth. Fleet and aftermarket products in the automotive market typically consist of applications where vehicular wireless routers are paired with external antenna systems to provide connectivity to mobile assets. In the third quarter of 2024, we completed the first commercial deployment of our second generation AirgainConnect® Fleet (AC-Fleet) system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway that provides 4G/5G cellular connectivity with built-in multi-profile eSIM, GNSS, Wi-Fi, and gigabit Ethernet router functionalities. We also offer a full line of external fleet antennas that are designed to be rugged, reliable, and flexible to meet almost any need. We design our products for performance, quality, and long product life, and our antennas connect to almost any vehicular router or modem. These antennas include high-performance and low-profile versions that mount on the roof, trunk, windshield, or dashboard and are optimized for 5G, 4G, Wi-Fi, and GNSS.

The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, and smart home devices. These consumer products support a variety of technologies, products and services, including 4G/LTE, 5G, Wi-Fi, Bluetooth, LPWAN and Global Navigation Satellite System (GNSS).

Macroeconomic Conditions

Macroeconomic conditions have continued to create demand softness in certain markets. Our sales declined by 14.6% year-over-year, as we experienced a demand softness, combined with excess inventories in our channels and direct customers, in our existing automotive and enterprise markets. While we are experiencing a growth driven by the Wi-Fi 7 transition with our consumer customers, we anticipate the inventory surplus some of our enterprise and automotive customers have may extend into the second half of 2026. We remain focused on the execution of our strategic product initiatives, specifically design and revenue ramps of our AirgainConnect and Lighthouse platforms, which lay the foundation for our pursuit of revenue and profitability growth.

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
•
international expansion in light of continuing global tensions; and
•
the ability to successfully integrate any future acquisitions

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, public health crises, global trade disputes, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during 2025.

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

Our financial highlights for 2025 include the following:

•
Sales decreased by 14.6% in 2025 compared to 2024. The decrease in sales was primarily driven by lower sales in the enterprise and automotive markets, offsetting a 20.2% sales growth in our consumer markets.
•
Gross profit as a percentage of sales increased to 43.5% in 2025 compared to 40.9% in 2024. The increase was primarily due to improved enterprise and consumer product margins and operational efficiencies.
•
Net loss decreased by $2.3 million in 2025 compared to 2024. The decrease was due to lower operating expenses and an employee retention credit gain in 2025, offsetting the lower gross profit due to lower sales.
•
Our effective tax rate for each year was -1% and 2% in 2025 and in 2024, respectively.
•
We ended 2025 with cash and cash equivalents and restricted cash totaling $7.4 million.

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

Other Income (Expense)

Employee retention credit refund. On March 27, 2020, the CARES Act was signed into law providing an ERC, which is a refundable tax credit against certain employment taxes on qualified wages. We applied for ERC refunds in 2023, totaling $2.8 million. During the twelve months ended December 31, 2025, we received ERC refunds of $2.0 million.

Interest Income, net. Interest income generally consists of interest from our cash and cash equivalents and interest income related to employee retention credit, offset by interest expense which consists of interest charges on credit card charges and certain vendor bills.

Other Income (Expense), net. Other expense and income includes commissions associated with ERC refund, realized foreign exchange gains or losses, state franchise tax expense, and other income.

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

Statements of Operations Data (dollars in thousands)	For the Years Ended December 31,
	2025	2024	2025	2024
Sales	$51,779	$60,599	100.0%	100.0%
Cost of goods sold	29,234	35,797	56.5	59.1
Gross profit	22,545	24,802	43.5	40.9
Operating expenses:
Research and development	9,542	11,864	18.4	19.5
Sales and marketing	9,325	9,203	18.0	15.2
General and administrative	12,161	12,663	23.5	20.9
Total operating expenses	31,028	33,730	59.9	55.6
Loss from operations	(8,483)	(8,928)	(16.4)	(14.7)
Other income, net	2,130	88	4.1	0.1
Loss before income taxes	(6,353)	(8,840)	(12.3)	(14.6)
Income tax expense (benefit)	73	(152)	0.1	(0.3)
Net loss	$(6,426)	$(8,688)	(12.4)%	(14.3)%

Comparison of the Years Ended December 31, 2025 and 2024

(all tables—dollars in thousands)

Sales	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Sales	$51,779	$60,599	$(8,820)	(14.6)%

Sales for 2025 decreased $8.8 million, or 14.6% compared to 2024. Enterprise market sales decreased $6.9 million, to $22.6 million for 2025 from $29.5 million for 2024, primarily driven by lower IoT custom products and enterprise antennas sales. Automotive market sales decreased $6.3 million to $3.1 million for 2025 from $9.4 million for 2024, due to lower aftermarket sales. Consumer market sales increased $4.4 million to $26.1 million for 2025 from $21.7 million for 2024, driven primarily by higher antenna sales to cable and mobile network operators.

Cost of Goods Sold	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Cost of goods sold	$29,234	$35,797	$(6,563)	(18.3)%

Cost of goods sold for 2025 decreased $6.6 million or 18.3% compared to 2024. The decrease was due to lower sales, partially offset by gross margin improvements.

Gross Profit	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Gross profit	$22,545	$24,802	$(2,257)	(9.1)%
Gross profit (percentage of sales)	43.5%	40.9%		2.6%

Gross profit for 2025 decreased $2.3 million, or 9.1%, compared to 2024 primarily driven by lower sales, partially offset by gross margin improvements.

Gross profit as a percentage of sales for 2025 increased by 260 basis points compared to 2024. The increase was primarily driven by improved enterprise and consumer margins, due to favorable product sales mix change and market introduction of premium solutions, along with operational efficiencies.

Operating Expenses	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Research and development	$9,542	$11,864	$(2,322)	(19.6)%
Sales and marketing	9,325	9,203	122	1.3%
General and administrative	12,161	12,663	(502)	(4.0)%
Total operating expenses	$31,028	$33,730	$(2,702)	(8.0)%

Operating expenses for 2025 decreased $2.7 million or (8.0)% compared to 2024. The decrease was primarily due to lower employee and engineering project development expenses.

Other income (expense):	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Employee retention credit refund	$1,989	$—	$1,989	100.0%
Interest income, net	351	115	236	205%
Other (expense), net	(210)	(27)	(183)	678%
Total other income, net	$2,130	$88	$2,042	2320.5%

Other income, net for 2025 increased $2.0 million compared to 2024. The increase was primarily due to the receipt of $2.0 million for employee retention credit refunds and $0.3 million for interest earnings under the CARES Act. We paid approximately $0.2 million in commissions to a third-party consulting firm that assisted in processing the refund request.

Income Tax Expense

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Income tax expense (benefit)	$73	$(152)	$225	(148.0)%

Income tax expense for 2025 was $73.0 thousand, compared with income tax benefit of $0.2 million in 2024, primarily due to release an income tax reserve associated with the China office which generated benefit in 2024 provision.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.4 million at December 31, 2025. Each year from 2013 through 2025, we have incurred net losses. As a result, we have an accumulated deficit of $93.6 million at December 31, 2025.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Twelve months ended December 31,
	2025	2024
Net cash used in operating activities	$(1,113)	$(3,527)
Net cash used in investing activities	(389)	(178)
Net cash provided by financing activities	350	4,301
Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,152)	$589

Net Cash Used in Operating Activities.

Net cash used in operating activities was $1.1 million for the year ended December 31, 2025. The cash decrease was primarily driven by a net loss of $6.4 million, $1.4 million decrease of operating assets and liabilities, offset by $6.7 million in non-cash expenses.

Net Cash Used in Investing Activities.

Net cash used in investing activities of $0.4 million for the year ended December 31, 2025 was primarily for purchases of intellectual property and purchase of property and equipment.

Net Cash provided by Financing Activities.

Net cash provided by financing activities of $0.4 million for the year ended December 31, 2025 was primarily from $0.4 million of proceeds of common stock issuances under the ESPP and equity option exercises, and $0.2 million of net proceeds from issuance of 109,167 shares of common stock via our ATM offering program. These proceeds were partially offset by $0.2 million tax payments for net share settlement of restricted stock units.

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

During the twelve months ended December 31, 2025, we received ERC refunds of $2.0 million, which was recorded in other income section of our consolidated statements of operations. In addition to the refunds, we received $0.3 million for interest earned. We paid $0.2 million commission to a third party professional firm that assisted us with processing the ERC refund application. There is no assurance that we will ultimately receive the remaining refund balance, or the timeframe of any such receipt, based on IRS review or otherwise.

At-the-Market Sales Agreement

In May 2025, we amended and restated the At-the-Market Issuance Sales Agreement (as amended, the Sales Agreement) with Craig-Hallum Capital Group LLC (Craig-Hallum) originally entered into in March 2024. Pursuant to the Sales Agreement, we may sell at our option, shares of our common stock having an aggregate offering price of up to an amount registered under an effective registration statement and for which we have filed a prospectus, through or to Craig-Hallum, as sales agent or principal. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” (ATM) offering as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We have agreed to pay Craig-Hallum a sales commission of 2.5% of the gross proceeds for sales under the Sales Agreement.

We are not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any additional shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place.

On May 7, 2025, we filed an registration statement on Form S-3, which was declared effective on May 15, 2025,

including a prospectus for ATM offerings pursuant to the Sales Agreement for up to an aggregate of $5.0 million in shares of our common stock. During 2025, we issued 109,167 shares of common stock under the 2025 ATM offering for net proceeds of $0.2 million after deducting commissions and other costs associated with the offering. As of December 31, 2025, we had $4.6 million available under the offering program for future sales of our common stock.

Leases

On December 31, 2024, the Company entered into a Third Amendment to the office lease, relating to the Company’s corporate headquarters in San Diego, California. The lease amendment extends the term for the lease from the prior expiration on November 30, 2025 to its new expiration on September 30, 2031. There is no right to further extend the term of the lease. The lease amendment provides that the annual base rent for the leased space shall be $699,051, or $58,254 on a monthly basis for the 12-month period beginning January 1, 2025, which amount shall increase 3% annually beginning on January 1, 2026. The Company was entitled to base rent abatement from January 1, 2025 through October 31, 2025.

The Company's facilities long term operating leases expired in China, Arizona and Minnesota. In 2025, the Company renewed the facilities leases in China and in Arizona. The lease amendments extend the term of the China lease to October 2027 and the term of the Arizona lease to October 2029. There are no rights to further extend the term of the leases.

In June 2025, the Company entered into lease agreements for the use of six vehicles to demonstrate our AC-Fleet vehicle gateway. The lease term ends in March 2028. Each lease vehicle includes an option to purchase and is subject to an assumed residual value of approximately $24,000 per vehicle. The Company is uncertain about exercising the purchase options.

Liquidity and Capital Resources Assessment

As of December 31, 2025, management performed the annual assessment of the Company's ability to meet its obligations as they become due within one year, based on relevant conditions and events that are known and reasonably knowable. Following ASC 205-40 guidance, management considered quantitative and qualitative information to evaluate the Company's ability to meet obligations. Based on the analysis of the relevant conditions and events that are known and reasonably knowable as of December 31, 2025, management concluded that it is probable that it will be able to meet all of its financial obligations as they become due in the next twelve months.

The relevant conditions and events that are known and reasonably knowable as of February 26, 2026 related to the Company have not significantly changed since December 31, 2025. Therefore, the resulting cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

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

Goodwill and Other Intangible Assets

Goodwill

The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. The Company performs a qualitative assessment on goodwill at least annually on December 31 or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit's goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. For purposes of goodwill impairment testing, the Company has one reporting unit. There were no goodwill impairments recorded during the years ended December 31, 2025 and 2024.

Other Intangible Assets

The Company amortizes the acquired finite-lived intangible assets on a straight-line basis over its estimated useful lives. Intangible assets are reviewed for impairment in conjunction with other long-lived assets. The Company's long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no long-lived asset impairments recorded during the years ended December 31, 2025 and 2024.

Contractual Obligations and Commitments

We subcontract with other companies to manufacture our products. During the normal course of business, our CMs procure components based upon orders placed by us. If we cancel all or part of the orders, we may still be liable to the CMs for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review the potential liability, and as of December 31, 2025, we have no significant accruals recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Airgain, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Airgain, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Airgain, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California
February 26, 2026

Airgain, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,358	$8,510
Trade accounts receivable, net	12,775	11,671
Inventories	3,580	3,952
Prepaid expenses	868	1,166
Other current assets	1,177	532
Total current assets	25,758	25,831
Property and equipment, net	1,696	1,993
Operating lease right-of-use assets	4,166	3,901
Goodwill	10,845	10,845
Intangible assets, net	2,787	5,799
Other assets	85	74
Total assets	$45,337	$48,443
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,214	$9,499
Accrued compensation	1,157	2,041
Accrued liabilities and other	1,790	1,872
Short-term lease liabilities	821	89
Total current liabilities	12,982	13,501
Deferred tax liability	186	163
Long-term lease liabilities	3,880	3,810
Total liabilities	17,048	17,474
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 12,666 shares issued and 12,125 shares outstanding at December 31, 2025; and 12,070 shares issued and 11,529 shares outstanding at December 31, 2024	127,292	123,546
Treasury stock, at cost: 541 shares at December 31, 2025 and 2024	(5,364)	(5,364)
Accumulated deficit	(93,635)	(87,209)
Accumulated other comprehensive loss	(4)	(4)
Total stockholders’ equity	28,289	30,969
Total liabilities and stockholders’ equity	$45,337	$48,443

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024
Sales	$51,779	$60,599
Cost of goods sold	29,234	35,797
Gross profit	22,545	24,802
Operating expenses:
Research and development	9,542	11,864
Sales and marketing	9,325	9,203
General and administrative	12,161	12,663
Total operating expenses	31,028	33,730
Loss from operations	(8,483)	(8,928)
Other income (expense):
Employee retention credit refund	1,989	—
Interest income, net	351	115
Other (expense), net	(210)	(27)
Total other income, net	2,130	88
Loss before income taxes	(6,353)	(8,840)
Income tax expense (benefit)	73	(152)
Net loss	$(6,426)	$(8,688)
Net loss per share:
Basic	$(0.54)	$(0.79)
Diluted	$(0.54)	$(0.79)
Weighted average shares used in calculating loss per share:
Basic	11,840	11,053
Diluted	11,840	11,053

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended December 31,
	2025	2024
Net loss	$(6,426)	$(8,688)
Other comprehensive income:
Foreign currency translation adjustment	—	(7)
Comprehensive loss	$(6,426)	$(8,695)

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Fiscal Years Ended December 31,
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	11,010	$115,295	(541)	$(5,364)	$3.0	$(78,521)	$31,413
Net loss	—	—	—	—	—	(8,688)	(8,688)
Stock-based compensation	—	3,950	—	—	—	—	3,950
Common stock issued through restricted stock awards	253	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(25)	(94)	—	—	—	—	(94)
Common stock issued under ESPP	46	152	—	—	—	—	152
Common stock issued through stock options	26	127	—	—	—	—	127
Foreign currency translation adjustments	—	—	—	—	(7)	—	(7)
Common stock issued in connection with at-the-market offerings, net	760	4,116	—	—	—	—	4,116
Balance at December 31, 2024	12,070	123,546	(541)	(5,364)	(4)	(87,209)	30,969
Net loss	—	—	—	—	—	(6,426)	(6,426)
Stock-based compensation	—	3,396	—	—	—	—	3,396
Common stock issued through restricted stock awards	376	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(44)	(191)	—	—	—	—	(191)
Common stock issued under ESPP	44	190	—	—	—	—	190
Common stock issued through stock options	111	184	—	—	—	—	184
Foreign currency translation adjustments		—	—	—	—	—	—
Common stock issued in connection with at-the-market offerings, net	109	167	—	—	—	—	167
Balance at December 31, 2025	12,666	$127,292	(541)	$(5,364)	$(4)	$(93,635)	$28,289

The accompanying notes are an integral part of these consolidated financial statements.

Airgain, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,426)	$(8,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	463	548
Amortization of intangible assets	3,235	3,029
Stock-based compensation	2,964	4,635
Deferred tax liability	23	11
Amortization of prepaid assets	—	132
Changes in operating assets and liabilities:
Trade accounts receivable	(1,104)	(4,297)
Inventories	372	(1,549)
Prepaid expenses and other current assets	(346)	(316)
Other assets	(12)	96
Accounts payable	(285)	2,928
Accrued compensation	(508)	668
Accrued liabilities and other	(26)	(576)
Lease liabilities	537	(148)
Net cash used in operating activities	(1,113)	(3,527)
Cash flows from investing activities:
Purchases of property and equipment	(166)	(178)
Purchases of intellectual property	(223)	—
Net cash used in investing activities	(389)	(178)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	167	4,116
Payments for withholding taxes related to net share settlement of equity awards	(191)	(94)
Issuance of shares for stock purchase and option plans	374	279
Net cash provided by financing activities	350	4,301

Effect of foreign currency exchange rate changes on cash, cash equivalents and restricted cash	—	(7)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,152)	589
Cash, cash equivalents, and restricted cash; beginning of period	8,565	7,976
Cash, cash equivalents, and restricted cash; end of period	$7,413	$8,565

Supplemental disclosure of cash flow information:
Income taxes (paid) refunded, net	$(55)	$17
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$912	$3,729
Accrual of intellectual property	$—	$581

Cash and cash equivalents	$7,358	$8,510
Restricted cash included in other assets	$55	$55
Total cash, cash equivalents, and restricted cash	$7,413	$8,565

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding financial reporting. The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All intercompany transactions and investments have been eliminated in consolidation.

Segment Information

The Company is engaged in research and development, production, commercialization and sale of wireless connectivity solutions, offering integrated systems, embedded components, and external antennas worldwide. All of the Company’s products are manufactured by third-party contract manufacturers. Product sales for the year ended December 31, 2025 accounted for approximate 94% of the Company’s total revenue, as compared to 6% coming from service revenue. Due to similarities in its products, and methods of production, the Company has a single company-wide management team that administers operations on a consolidated basis. We concluded that we have only one operating and reportable segment: to provide wireless connectivity solutions.

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

Trade accounts receivable, net amounted to $12.8 million, $11.7 million and $7.4 million as of December 31, 2025, 2024, and 2023, respectively.

Inventories

All of the Company’s products are manufactured by third parties that retain ownership of the inventory until title is transferred to the customer at the shipping point. In some situations, the Company retains ownership of consigned inventories at third-party contract manufacturer (CM) locations due to actual or pending customers' orders. The Company also maintains certain inventories at its own locations and at third-party logistics providers (3PLs), and it retains ownership of such inventory until title transfers in accordance with the applicable shipping terms. The Company recognizes the consigned and 3PL inventory as an asset in its financial statements. In certain instances, shipping terms are delivery-at-place and the Company is responsible for arranging transportation and delivery of goods ready for unloading at the named place. In those instances, the Company bears all risk involved in bringing the goods to the named place and records the related inventory in transit to the customer as inventory on the accompanying consolidated balance sheets.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to ten years. The estimated useful lives for leasehold improvements are determined as either the estimated useful life of the asset or the lease term, whichever is shorter. Repairs and maintenance are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When assets are disposed of (or otherwise sold), the cost and related accumulated depreciation are removed from the accounts and any gain or loss on the disposal of property and equipment is classified as other income (expense) in the Company's consolidated statement of operations.

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

Intangibles

The Company’s identifiable finite-lived intangible assets are comprised of acquired intangibles, developed technologies, customer relationships, noncompete agreements and licensed technology. The cost of the finite-lived intangible assets is amortized on a straight-line basis over the assets’ respective estimated useful lives.

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed or on a straight-line basis when the consumption pattern is not apparent.

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

Revenue Recognition

Under ASC Topic 606 “Revenue from Contracts with Customers”, the Company recognizes revenue when, or as the control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. In applying this core principle, the Company performs the following five-steps only when it is probable that substantially all of the consideration that it will be entitled in exchange for the goods or services that will be transferred to the customer:

(i) identify the contract(s) with the customer,

(ii) identify the performance obligations in the contract,

(iii) determine the transaction price,

(iv) allocate the transaction price to the performance obligation(s) in the contract, and

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

Shipping and Transportation Costs

Shipping and other transportation costs expensed as incurred were $0.2 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were $0.1 million for each of the years ended December 31, 2025 and 2024, respectively. These costs are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Refundable Tax Credits - Employer Retention Credit

In accordance with the Employer Retention Credit (ERC) program, authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, companies were eligible for payroll tax refunds if, due to the COVID-19 pandemic, there was a 50 percent decline in 2020 quarterly gross receipt or a 20 percent decline in 2021 quarterly gross receipts when compared with the same calendar quarter in 2019, or a full or partial shutdown based on a governmental order. The ERC is computed based on a percentage of qualified wages (including qualified health insurance expenses) incurred from March 13, 2020 through September 30, 2021.

The Company’s policy is to account for the ERC as a grant using guidance by analogy to International Accounting Standard (IAS) 20 Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20.7, for-profit entities recognize the ERC when the "reasonable assurance" threshold is met, regarding the ERC conditions and receiving the credit. ERCs are subject to IRS audit under the applicable statute of limitations. The Company recognizes ERC refunds upon receipt. Under IAS 20.29, the Company elected to record the gross ERC refund proceeds in Other income of our Consolidated Statements of Operations.

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

Stock-Based Compensation

We recognize compensation costs related to stock options and restricted stock units granted to employees and directors based on the estimated fair value of the awards on the date of grant. We estimate the option grant fair values, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the requisite service period of the entire reward. The Company recognizes forfeitures when incurred.

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

As of December 31, 2025, the Company had $0.1 million in money market fund that was classified as Cash and cash equivalents on our consolidated balance sheets. At December 31, 2025, the fair value of the money market fund approximated its carrying amount.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025. The Company applied the amendments prospectively for the year ended December 31, 2025 and the impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations for the year ended December 31, 2025, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September, 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update require an entity to begin capitalizing internal-use software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. These amendments are effective for the Company for annual and interim periods in 2028, applied either prospectively, retrospectively, or by a modified approach, with early adoption permitted. As the Company does not currently have a material amount of software developed for internal use, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements", which updates and clarifies certain interim reporting requirements in Accounting Standards Codification ("ASC") 270, including interim disclosure guidance and the reporting of material events and changes occurring after the most recent annual reporting period. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements", which amends various topics in the FASB ASC to correct technical errors, clarify guidance, and make other narrow-scope improvements to generally accepted accounting principles. The amendments in ASU 2025-12 address multiple areas of the Codification and are not expected to materially change current accounting practices. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	For the Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(6,426)	$(8,688)
Denominator:
Basic weighted average common shares outstanding	11,840	11,053
Diluted weighted average common shares outstanding	11,840	11,053
Net loss per share:
Basic	$(0.54)	$(0.79)
Diluted	$(0.54)	$(0.79)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Stock options and restricted stock	2,315	2,040
Total common stock equivalent shares	2,315	2,040

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	As of December 31,
	2025	2024
Cash	$7,237	$8,477
Level 1:
Money market funds	121	33
Total	$7,358	$8,510

Restricted Cash

As of December 31, 2025 and 2024, the Company had $55,000 at both year ends in cash on deposit to secure certain lease commitments, which is restricted for more than twelve months and recorded in long-term other assets in the Company’s consolidated balance sheet.

Note 5. Inventory

Inventory is comprised of the following (in thousands):

	As of December 31,
	2025	2024
Finished goods	$3,134	$3,521
Raw materials	446	431
Total Inventory	$3,580	$3,952

Consigned Inventory (which is included in Total Inventory) is comprised of the following (in thousands):

	As of December 31,
	2025	2024
Finished goods	$1,135	$1,124
Raw materials	150	166
Total Consigned Inventory	$1,285	$1,290

Excess and obsolete inventory reserves were $0.9 million and $0.7 million as of December 31, 2025 and 2024, respectively.

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	As of December 31,
	2025	2024
Computers and software	$561	$557
Furniture, fixtures, and equipment	400	427
Manufacturing and testing equipment	5,630	5,507
Construction in process	16	6
Leasehold improvements	848	848
Software Development – Internal-Use	74	66
Vehicles	55	55
Property and equipment, gross	7,584	7,466
Less accumulated depreciation	(5,888)	(5,473)
Property and equipment, net	$1,696	$1,993

Depreciation expense was $0.5 million for each of the years ended December 31, 2025 and 2024.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired intangible assets (dollars in thousands):

	December 31, 2025
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,820	$—
Customer relationships	7	13,780	13,558	222
Developed technologies	11	4,380	2,327	2,053
Covenants to non-compete	2	115	115	—
Licensed technology	3	804	292	512
Total intangible assets, net		$20,899	$18,112	$2,787

	December 31, 2024
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$1,475	$345
Customer relationships	7	13,780	11,266	2,514
Developed technologies	11	4,380	1,973	2,407
Covenants to non-compete	2	115	115	—
Licensed technology	3	581	48	533
Total intangible assets, net		$20,676	$14,877	$5,799

Amortization expense was $3.2 million and $3.0 million for the year ended December 31, 2025 and 2024, respectively.

Estimated annual amortization of intangible assets for the next five years and thereafter is shown in the following table (in thousands):

Estimated future amortization
2026	$816
2027	575
2028	275
2029	275
2030	275
Thereafter	571
Total	$2,787

The Company regularly reviews the carrying amount of its long-lived assets subject to depreciation and amortization, as well as the related useful lives, to determine whether indicators of impairment may exist that warrant adjustments to carrying values or estimated useful lives. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss is measured based on the excess of the carrying amount of the asset over the asset’s fair value.

No impairment losses were recorded for intangible assets for the years ended December 31, 2025 and 2024, respectively.

Goodwill

There were no changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024.

The Company performs a qualitative assessment on goodwill at least annually on December 31, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If it is determined in the qualitative assessment that the fair value of a reporting unit is more likely than not below its carrying amount, then the Company will perform a quantitative impairment test. The quantitative goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Any excess in the carrying value of a reporting unit's goodwill over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit. For purposes of goodwill impairment testing, the Company has one reporting unit. As a result of the Company’s impairment assessment, no goodwill impairment was recognized as of December 31, 2025 and 2024.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other is comprised of the following (in thousands):

	As of December 31,
	2025	2024
Accrued expenses	$554	$1,351
Accrued income taxes	3	6
Contract liabilities	129	73
Goods received not invoiced	775	31
Other current liabilities	329	411
Accrued liabilities and other	$1,790	$1,872

Note 9. Leases

Operating Leases

The Company has made certain assumptions and judgments when applying ASC 842, the Company elected not to recognize right-of-use assets and lease liabilities for short-term leases (lease terms of twelve months or less).

Operating lease arrangements primarily consist of vehicle, office, warehouse and test house leases expiring during different years through 2031. The facility leases have original lease terms of approximately one to seven years and may contain options to extend up to 5 years and/or terminate early. Options to extend are included in leased right-of-use assets and lease liabilities in the consolidated balance sheet when we are reasonably certain to renew a lease. Since the implicit rate of such leases is unknown and we may not be reasonably certain to renew leases, the Company has elected to apply a collateralized incremental borrowing rate to facility leases on the original lease term in calculating the present value of future lease payments. As of December 31, 2025 and 2024, the weighted average discount rate for operating leases was 6.8% and 6.5%, respectively, and the weighted average remaining lease term for operating leases was 5.2 years and 6.3 years, respectively.

The Company has entered into various short-term operating leases, primarily for test houses and office equipment with initial terms of 12 months or less. These short-term leases are not recorded on the Company's consolidated balance sheet and the related short-term lease expense was $0.2 million for each of the year ended December 31, 2025 and 2024. Total operating lease cost were $1.1 million $0.8 million for year ended December 31, 2025 and 2024, respectively.

Capital area maintenance, property taxes and non-lease costs are excluded from lease expense.

The table below presents aggregate future minimum payments due under leases, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2025 (in thousands):

Future operating lease obligations:
2026	$1,112
2027	1,093
2028	957
2029	921
2030	872
Thereafter	663
Total minimum payments	$5,618
Less imputed interest	(917)
Less unrealized translation gain	—
Total lease liabilities	$4,701
Less short-term lease liabilities	(821)
Long-term lease liability	$3,880

Note 10. Income Taxes

Income Taxes

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
U.S. Domestic	$6,425	$8,761
Foreign	(72)	79
Pretax loss from operations	$6,353	$8,840

The income tax expense (benefit) is as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Current:
U.S. federal	$—	$—
State and local	24	30
Foreign	26	(193)
Total current income tax expense (benefit)	50	(163)
Deferred:
U.S. federal	9	9
State and local	14	2
Total deferred income tax expense	23	11
Income tax expense (benefit)	$73	$(152)

Income taxes paid, net of refunds received, for the year ended December 31, 2025 consists of the following (in thousands):

For the Year Ended December 31,
2025
Federal	$—
State and local	(12)
Foreign
UK	63
China	4
Total	$55

For the year ended December 31, 2024, the Company had $17.0 thousand income taxes received, net of income taxes paid.

Tax Rate Reconciliation

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows (in thousands, except for percentages):

	For the Year Ended December 31,
	2025
	Amount	Percent
Income taxes at statutory rates	$(1,334)	21.00%
State income tax*	(8)	0.12%
Foreign tax effects
Other Foreign	11	-0.17%
Effect of cross -border tax laws
GILTI	14	-0.23%
Tax Credits
R&D credit	(300)	4.72%
Changes in valuation allowance	1,354	-21.31%
Nontaxable or nondeductible items
Other	44	-0.69%
Stock-based Compensation	180	-2.83%
Other
Other	7	-0.10%
Changes in Unrecognized Tax Benefits	105	-1.66%
Income tax expense	$73	-1.15%

* State taxes in California for 2025 made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

For the Years Ended December 31,
2024
Income taxes at statutory rates	$(1,856)
State income tax, net of federal benefit	32
Permanent items	106
Equity based compensation	259
Federal research credits	(347)
Federal return to provision	35
Foreign taxes	(194)
Other	98
Change in federal valuation allowance	1,715
Income tax (benefit) expense	$(152)

Significant Components of Current and Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,659	$5,094
Research and AMT credits	4,840	4,427
Stock based compensation	2,117	2,080
Lease liability	1,119	954
Section 174 R&D Capitalization	4,811	5,527
Accrued and other	783	908
Deferred tax assets	20,329	18,990
Less valuation allowance	(18,542)	(16,696)
Deferred tax assets, net of allowance	1,787	2,294

Deferred tax liabilities:
Fixed assets	(410)	(411)
Goodwill	(580)	(518)
Right-of-use asset	(983)	(953)
Intangible asset	—	(575)
Deferred tax liabilities	(1,973)	(2,457)
Total deferred tax liabilities	$(186)	$(163)

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a valuation allowance of $18.5 million as of December 31, 2025 as it does not believe it is more likely than not that certain deferred tax assets will be realized due to the recent history of both pre-tax book income and losses, the lack of taxable income available in carryback periods or feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future. The Company increased its valuation allowance by approximately $1.8 million during the year ended December 31, 2025.

As of December 31, 2025 the Company had federal and state net operating loss (NOL) carryforwards of approximately $26.4 million, and $14.0 million, respectively. The federal NOL generated post 2017 of $16.8 million can be carried forward indefinitely and may generally be used to offset up to 80% of future taxable income for each year. The remaining federal and state NOL carryforwards begin to expire in 2029 and 2028, respectively, if unused.

As of December 31, 2025 the Company had federal and state tax credit carryforwards of approximately $3.5 million, and $2.8 million, respectively, after reduction for uncertain tax positions. The federal tax credit carryforwards will begin to expire in 2026, if unused, and the California tax credits can be carried forward indefinitely. The other state tax credit carryforwards will begin to expire in 2032.

The above federal and state carryforwards and tax credit carryforwards may be subject to an annual limitation under section 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and similar state provisions if we experience one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change as defined by Section 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a rolling three-year period. The Company has completed an ownership change analysis through December 31, 2024 and incorporated the impact of ownership changes prior to this date by reducing the Company's NOL and tax credit carryforwards that may not be utilized due to the annual limitations associated with those ownership change dates. Our use of federal and state NOL and tax credit carryforwards could be limited further by the provisions of Section 382 of the Code, depending upon the timing and amount of additional equity securities that we have issued or will issue, subsequent to December 31, 2025. State NOL carryforwards may be similarly limited. If a change in ownership were to occur, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact our effective tax rate.

The following table summarizes the reconciliation of the unrecognized tax benefits activity during the years ended December 31 (in thousands):

	2025	2024
Beginning unrecognized tax benefits	$1,314	$1,354
Gross increases - tax positions in prior period	1	—
Gross decreases – tax positions in prior period	—	(175)
Gross increases - current year tax positions	104	135
Purchase accounting	—	—
Ending unrecognized tax benefits	$1,419	$1,314

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would impact the company’s effective tax rate due to the existence of the valuation allowance against deferred tax assets. The Company does not foresee material changes to its uncertain tax benefits within the next twelve months.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company has no accrual for interest or penalties on balance sheets as of December 31, 2025. The Company has no accrual for interest or penalties on balance sheets as of December 31, 2024. The Company has recognized no interest and/or penalties in the Statement of Operations for each of the years ended December 31, 2025 and 2024.

The Company is subject to taxation in the United States, various state jurisdictions, China and the United Kingdom. Due to the existence of federal, state and foreign net operating loss and credit carryovers, the Company's tax years that remain open and subject to examination by tax jurisdiction are years 2006 and forward for federal and years 2008 and forward for the state of California.

The One Big Beautiful Bill Act of 2025 (OBBBA) was signed into law on July 4, 2025. The OBBBA makes changes to the U.S. corporate income tax including reinstating the option to claim 100% accelerated depreciation deduction on qualified property and immediate expensing of domestic research and development costs while foreign expenditures will continue to be capitalized and amortized over 15 years. The enactment of the legislation did not have a material impact on our income tax rate during the year ended December 31, 2025 and is not expected to have a material impact on our income tax rate in future years.

Note 11. Stockholders’ Equity

In August 2016, the Company's Board adopted the 2016 Equity Incentive Plan (the 2016 Plan) for employees, directors and consultants. In February 2021, the Board adopted the 2021 Employment Inducement Incentive Award Plan (the Inducement Plan), which provides for grants of equity-based awards.

The following table presents common stock reserved for future issuance(1) (in thousands):

	As of December 31,
	2025	2024
Stock options issued and outstanding	2,419	2,376
Stock awards issued and outstanding	886	945
Authorized for grants under the 2016 Plan(2)	123	164
Authorized for grants under the Inducement Plan(3)	640	210
Authorized for grants under the 2016 Employee Stock Purchase Plan(4)	651	494
	4,719	4,189
(1)
Treasury stock of 541,000 shares as of December 31, 2025 and 2024 are excluded from the table above.
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

Issuance of Common Stock

In March 2024, the Company established an at-the-market (ATM) offering program (the 2024 ATM Program) to sell up to $5.0 million of the Company's common stock. Under the 2024 ATM Program, the Company issued 760,242 shares of common stock for gross proceeds of approximately $4.5 million. Net proceeds totaled approximately $4.1 million after deducting the underwriting commissions and other costs associated with the offering. On May 15, 2025, the Company terminated the 2024 ATM Program upon the expiration of the associated Form S-3 Registration Statement, in connection with the effectiveness of the Form S-3 Registration Statement related to the 2025 ATM Program.

In May 2025, the Company established an ATM offering program (the 2025 ATM Program) to sell up to $5.0 million of the Company's common stock. During 2025, the Company issued 109,167 shares of common stock under the 2025 ATM Program for net proceeds of $0.2 million after deducting commissions and other costs associated with the offering. As of December 31, 2025, the Company had $4.6 million available under the offering program for future sales of our common stock.

The Company recorded the ATM gross sales proceeds and offering costs in additional paid-in capital of the consolidated balance sheet. The following table summarizes the Company’s ATM sales activity during the period indicated (in thousands):

	For the Years Ended December 31,
	2025	2024
Shares issued	109	760
Gross proceeds	$439	$4,493
Net proceeds after offering costs	$167	$4,116

Note 12. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation is recorded in the consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
Cost of goods sold	$216	$311
Research and development	715	1,379
Sales and marketing	226	379
General and administrative	1,807	2,566
Total stock-based compensation expense	$2,964	$4,635

Stock Options

The vesting period for stock options granted to employees is generally one to four years. All stock options granted under the 2016 Plan have a maximum contractual term of ten years.

Commencing in 2019, on the first trading day in February, each non-employee member of the board of directors will receive an annual award of stock options with a grant date fair value of $30,000 (or $45,000 for the chairperson of the board of directors), calculated as of the date of grant in accordance with the Black-Scholes-Merton option-pricing model.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average assumptions for grants during the years ended December 31, 2025 and 2024 are provided in the following table:

	For the Years Ended December 31,
	2025	2024
Expected dividend yield	0%	0%
Expected volatility	66.1%	68.7%
Expected term (years)	4.3	4.1
Risk-free interest rate	4.1%	4.2%

A summary of the Company’s stock option activity is as follows (shares in thousands):

		Weighted Average
	Number of stock options	Exercise price	Remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	2,376	$9.12	5.9	$2,357
Granted	308	$4.56
Exercised	(111)	$1.66
Expired/Forfeited	(155)	$6.05
Balance at December 31, 2025	2,418	$9.07	5.5	$169

Vested and exercisable at December 31, 2025	1,901	$10.15	4.7	$117
Vested and expected to vest at December 31, 2025	2,418	$9.07	5.5	$169

During the years ended December 31, 2025 and 2024, the Company received proceeds of $0.2 million and $0.1 million respectively from the exercise of options.

The weighted average grant-date fair values of options granted during the years ended December 31, 2025 and 2024 were $2.50 and $2.90 per share, respectively. The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The grant date fair value of shares vested during the years ended December 31, 2025 and 2024 was $1.2 million and $1.4 million, respectively. For stock options vested and expected to vest, the aggregate intrinsic value as of December 31, 2025 and 2024 was $0.2 million and $2.4 million, respectively.

As of December 31, 2025, there was $1.1 million of unrecognized compensation cost related to unvested stock options granted under the Company’s equity plans that is expected to be recognized over the next 1.8 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2024	835	$5.95
Grants	559	$4.39
Vested and released	(376)	$6.08
Forfeited	(132)	$3.27
Balance at December 31, 2025	886	$5.13

Commencing in 2019, on the first trading day in February of each year, each non-employee member of the board of directors receives a number of restricted stock unit as is determined by dividing $30,000 (or $45,000 for the chairperson of the board of directors) by the 30-trading-day trailing average closing share price of the Company's common stock preceding the date of grant.

As of December 31, 2025, there was $2.5 million of total unrecognized stock-based compensation expense related to non-vested restricted stock units which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Performance Stock Units

The following table summarizes the Company's PSU activity during the period indicated (shares in thousands):

	Performance stock units	Weighted average grant date fair value
Balance at December 31, 2024	110	$1.79
Grants	—	$—
Vested and released	—	$—
Forfeited	(110)	$—
Balance at December 31, 2025	—	$—

Service as well as market and performance conditions determine the number of PSUs that the holder will earn from 0% to 150% of the target number of shares. The percentage received is based on the Company common stock price targets over a three-year service period. Additionally, the Company must achieve or exceed 75% of the year to date revenue target measured at the end of the quarter in which the price target is achieved. The market conditions have not currently been met. As of December 31, 2025, there were no PSU grants outstanding.

Share-Settled Obligation

Share-settled compensation to the Board of Directors and consultants were incurred and recognized as stock-based compensation expense and recorded in accrued expenses. Within ninety days after the calendar year-end, the liabilities are settled in RSU grants and vest on the grant date. The share-settled obligations were $0.1 million and $0.8 million as of December 31, 2025 and 2024, respectively.

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

Based on the 15% discount and the fair value of the option feature of the ESPP, it is considered compensatory. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The Company currently uses authorized and unissued shares to satisfy share purchases under the ESPP.

During the year ended December 31, 2025, the Company received $0.2 million from the issuance of 43,562 shares under the ESPP, as compared to $0.2 million from the issuance of 45,809 shares during the year end December 31, 2024.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of less than $0.1 million as of each year ending December 31, 2025 and 2024.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	For the Years Ended December 31,
	2025	2024
Customer A	29%	25%
Customer B	18%	15%
Customer C	13%	15%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	As of December, 31
	2025	2024
Customer A	39%	29%
Customer B	20%	19%
Customer C	9%	15%

The allowance for credit losses was $0.2 million as of December 31, 2025 and was less than $0.1 million as of December 31, 2024.

Concentration of Purchases

During the year ended December 31, 2025, the Company’s products were manufactured by CMs with locations in China, Taiwan, Vietnam, Mexico and the United States.

Concentration of Cash

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's cash deposits are held in multiple accounts at a large institutional bank.

Concentration of Property and Equipment

The Company’s property and equipment, net by geographic region, are as follows (in thousands):

	As of December, 31
	2025	2024

North America	$1,596	$1,841
Asia Pacific (APAC)	31	56
Europe, Middle East and Africa (EMEA)	69	96
Property and equipment, net	$1,696	$1,993

Note 15. Revenues

Disaggregated revenues are as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
By Market Group:
Consumer	$26,082	$21,691
Enterprise	22,640	29,497
Automotive	3,057	9,411
Total sales	$51,779	$60,599

By Geography:
North America	$23,944	$35,896
China (including Hong Kong and Taiwan)	26,878	22,354
Rest of the world	957	2,349
Total sales	$51,779	$60,599

Timing of revenue recognition:
Products and services transferred at a point in time	$48,616	$57,817
Products and services transferred over time	3,163	2,782
Total sales	$51,779	$60,599

Revenue generated from the United States was $23.9 million and $35.9 million for the year ended December 31, 2025 and 2024, respectively.

Contract liabilities are deferred revenues that were recorded when advance payment were received for remaining performance obligations that are recognized over time. The contract liabilities were $0.1 million for each of the years ended December 31, 2025 and 2024.

The Company has recorded sales return reserves based on analysis of historical return trends. As of December 31, 2025, the Company had $0.2 million sales return reserves included in accrued liabilities and other on the consolidated balance sheets. As of December 31, 2024, the amount was less than $0.1 million.

The Company has stock rotation return rights arrangements with certain customers to return a limited percentage of product. As of December 31, 2025 and 2024, the estimated allowance for stock rotation was $0.1 million and $0.3 million, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. The expected product returns under the stock rotation arrangement was $0.1 million for each of the years ended December 31, 2025 and 2024, and are included in inventory in the accompanying consolidated balance sheets.

Note 16. Employee Benefit Plan

The Company’s 401(k) plan covers all U.S. employees beginning the first day of the month that follows the first 90 days of their employment. Under this plan, employees may elect to contribute up to 20% of their annual compensation to the 401(k) plan up to the statutorily prescribed annual limit. The Company matches 100% of the employee’s elective deferrals up to 4% of their annual compensation. The Company may make discretionary contributions to the 401(k) plan, but there were no discretionary contributions during the year ended December 31, 2025 and 2024. The Company’s contribution expense was $0.4 million for each of the years ended December 31, 2025 and 2024.

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

The following table presents segment revenue, gross profit, net loss and certain operating financial results of the Company’s single operating segment for the periods presented, as viewed by the CODM:

	Years Ended December 31,
	2025	2024
Sales	$51,779	$60,599
Less cost of goods sold:
Other cost of goods sold	28,504	34,899
Stock-based compensation	216	311
Amortization of intangible assets	355	355
Depreciation	159	232
Gross profit	22,545	24,802
Gross margin	43.5%	40.9%
Less research and development:
Other research and development expenses	8,468	10,207
Stock-based compensation expense	715	1,379
Severance and exit costs	112	—
Depreciation	247	278
Total research and development	9,542	11,864
Less sales and marketing:
Other sales and marketing expenses	8,944	8,811
Stock-based compensation expense	226	379
Severance and exit costs	141	—
Depreciation	14	13
Total sales and marketing	9,325	9,203
Less general and administrative:
Other general and administrative expenses	7,398	7,459
Stock-based compensation expense	1,807	2,566
Amortization of intangible assets	2,880	2,613
Severance and exit costs	33	—
Depreciation	43	25
Total general and administrative	12,161	12,663
Loss from operations	(8,483)	(8,928)
Plus employee retention credit refund	1,989
Interest income, net	351	115
Income tax benefit (expense)	(73)	152
Less other segment expenses (1)	210	27
Net loss	$(6,426)	$(8,688)

(1) Other segment expenses are primarily foreign currency transaction remeasurements and franchise taxes.

The CODM reviews the segment assets that are reported in the Consolidated Balance Sheets.

Note 18. Subsequent Events

On February 20, 2026, the Company acquired the HPUE product line assets from Nextivity. The transaction has no cash consideration, and Airgain assumes the obligation to support the current HPUE customers. Airgain and Nextivity also entered into a reseller agreement pursuant to which Airgain will support specific Nextivity’s international customers once design wins are secured. The transaction was not recognized in the accompanying consolidated financial statements, and the Company is currently evaluating the accounting and financial statement impact of the transaction.

77

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).

During the three months ended December 31, 2025, no director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item not otherwise set forth below will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the Definitive Proxy Statement), which we expect to file with the SEC within 120 days after the close of our year ended December 31, 2025, under the headings “Election of Directors,” “Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Insider Trading Policy

We have adopted the Insider Trading Compliance Policy and Procedures, governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Policy and Procedures is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.

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

3.
Exhibits

The documents listed in the following Exhibit Index are incorporated by reference or are filed with this annual report on Form 10-K.

EXHIBIT INDEX
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	08/17/2016	3.1

3.2	Amended and Restated Bylaws, effective as of February 1, 2023	8-K	02/06/2023	3.1

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	07/29/2016	4.1

4.2	Description of Registered Securities	10-K	03/21/2021	4.3

10.1#	Form of Indemnity Agreement for Directors and Officers	S-1	07/29/2016	10.4

10.2#	Airgain, Inc. 2016 Incentive Award Plan	S-1	07/29/2016	10.10

10.3#	Form of Stock Option Agreement under the Airgain, Inc. 2016 Incentive Award Plan	S-1	07/29/2016	10.12

10.4#	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2016 Incentive Award Plan	10-K	03/15/2019	10.10

10.5#	Airgain, Inc. 2016 Employee Stock Purchase Plan	S-1	07/29/2016	10.12

10.6#	Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	10-K	03/20/2023	10.10

10.7#	Amendment to Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	S-8	11/16/2022	10.3

10.8#	Amendment to Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	S-8	08/06/2025	10.3

10.9#	Form of Stock Option Agreement under the 2021 Employment Inducement Incentive Award Plan	10-K	02/19/2021	10.19

10.10#	Form of Restricted Stock Unit Agreement under the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	S-8	11/16/2022	10.5

10.11#	Form of Performance Stock Unit Agreement under the Airgain, Inc. 2021 Employment Inducement Incentive Award Plan	S-8	11/16/2022	10.6

10.12#	Non-Employee Director Compensation Program and Stock Ownership Guidelines (as amended and restated effective February 1, 2023)	10-K	03/20/2023	10.17

10.13#	Second Amended and Restated Employment Agreement, dated April 27, 2020, by and between Jacob Suen and the Registrant	10-K	02/19/2021	10.12

10.14#	Severance Agreement effective as of April 20, 2021 between Airgain, Inc. and Ali Sadri	10-K	03/21/2021	10.22

10.15#	Employment Agreement, dated October 17, 2022, between Airgain, Inc. and Michael Elbaz	10-K	03/20/2023	10.22

10.16	Office Lease, dated June 13, 2013, by and between Kilroy Realty, L.P. and the Registrant	S-1	07/15/2016	10.3

10.17	First Amendment to Office Lease, dated February 13, 2020, by and between Kilroy Realty, L.P. and the Registrant	10-Q	05/07/2020	10.2

10.18^	Second Amendment to Office Lease, dated March 3, 2022, by and between Kilroy Realty, L.P. and the Registrant	10-K	02/27/2025	10.22

10.19^	Third Amendment to Office Lease, dated December 31, 2024, by and between Kilroy Realty, L.P. and the Registrant	10-K	02/27/2025	10.23

10.20	Amended and Restated At-The-Market Issuance Sales Agreement by and between the Registrant and Craig-Hallum Capital Group LLC, dated May 7, 2025	S-3	05/07/2025	1.2

19.1	Insider Trading Compliance Policy and Procedures	10-K	02/27/2025	19.1

21.1	List of Subsidiaries of the Registrant	10-K	03/06/2024	21.1

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm				X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	03/06/2024	97.1

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AIRGAIN, INC.

Date: February 26, 2026	/s/ Jacob Suen_______
Jacob Suen
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Suen Jacob Suen	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2026

/s/ Michael Elbaz Michael Elbaz	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 26, 2026

/s/ James K. Sims James K. Sims	Chairman	February 26, 2026

/s/ Kiva A. Allgood Kiva A. Allgood	Director	February 26, 2026

/s/ Tzau-Jin Chung Tzau-Jin Chung	Director	February 26, 2026

/s/ Joan H. Gillman Joan H. Gillman	Director	February 26, 2026

/s/ Thomas A. Munro Thomas A. Munro	Director	February 26, 2026

/s/ Arthur M. Toscanini Arthur M. Toscanini	Director	February 26, 2026