Form 10-Q
period 2026-03-31
AIRGAIN INC
filed 2026-05-06
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of April 29, 2026, the registrant had 12,675,780 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,127	$7,358
Trade accounts receivable, net	11,272	12,775
Inventories	4,066	3,580
Prepaid expenses	972	868
Other current assets	407	1,177
Total current assets	23,844	25,758
Property and equipment, net	1,591	1,696
Operating lease right-of-use assets	3,955	4,166
Goodwill	10,845	10,845
Intangible assets, net	2,999	2,787
Other assets	157	85
Total assets	$43,391	$45,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,071	$9,214
Accrued compensation	870	1,157
Accrued liabilities and other	2,734	1,790
Short-term lease liabilities	832	821
Total current liabilities	11,507	12,982
Deferred tax liability	190	186
Long-term lease liabilities	3,679	3,880
Total liabilities	15,376	17,048
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 13,200 shares issued and 12,659 shares outstanding at March 31, 2026; and 12,666 shares issued and 12,125 shares outstanding at December 31, 2025.	128,911	127,292
Treasury stock, at cost: 541 shares at March 31, 2026 and December 31, 2025.	(5,364)	(5,364)
Accumulated deficit	(95,532)	(93,635)
Accumulated other comprehensive income	—	(4)
Total stockholders’ equity	28,015	28,289
Total liabilities and stockholders’ equity	$43,391	$45,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
Sales	$11,511	$12,013
Cost of goods sold	6,538	6,853
Gross profit	4,973	5,160
Operating expenses:
Research and development	2,249	2,498
Sales and marketing	2,330	2,464
General and administrative	2,507	3,294
Total operating expenses	7,086	8,256
Loss from operations	(2,113)	(3,096)
Other income (expense):
Gain on business acquisition	340	—
Employee retention credit refund	—	1,494
Interest income, net	18	221
Other expense, net	(70)	(141)
Total other income (expense), net	288	1,574
Loss before income taxes	(1,825)	(1,522)
Income tax expense	72	24
Net loss	$(1,897)	$(1,546)
Net loss per share:
Basic	$(0.15)	$(0.13)
Diluted	$(0.15)	$(0.13)
Weighted average shares used in calculating loss per share:
Basic	12,306	11,579
Diluted	12,306	11,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Net loss	$(1,897)	$(1,546)
Other comprehensive loss:
Foreign currency translation adjustment	4	1
Comprehensive loss	$(1,893)	$(1,545)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Fiscal Quarter Ended March 31, 2026
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	12,666	$127,292	(541)	$(5,364)	$(4)	$(93,635)	$28,289
Net loss	—	—	—	—	—	(1,897)	(1,897)
Stock-based compensation	—	897	—	—	—	—	897
Common stock issued through restricted stock awards	323	—	—	—	—	—	—
Common stock issued under ESPP	20	—	—	—	—	—	—
Common stock issued through stock options	20	94	—	—	—	—	94
Foreign currency translation adjustments			—	—	4	—	4
Common stock issued in connection with at-the-market offerings, net	171	628					628
Balance at March 31, 2026	13,200	$128,911	(541)	$(5,364)	$-	$(95,532)	$28,015

	Fiscal Quarter Ended March 31, 2025
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	12,070	$123,546	(541)	$(5,364)	$(4)	$(87,209)	$30,969
Net loss	—	—	—	—	—	(1,546)	(1,546)
Stock-based compensation	—	945	—	—	—	—	945
Common stock issued through restricted stock awards	272	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(44)	(190)	—	—	—	—	(190)
Common stock issued under ESPP	25	123	—	—	—	—	123
Common stock issued through stock options	12	24	—	—	—	—	24
Foreign currency translation adjustments	—	—	—	—	1	—	1
Balance at March 31, 2025	12,335	$124,448	(541)	$(5,364)	$(3)	$(88,755)	$30,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,897)	$(1,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99	123
Loss on disposal of property and equipment	65	—
Amortization of intangible assets	216	796
Gain on business acquisition	(340)	—
Stock-based compensation	707	907
Deferred tax liability	4	5
Changes in operating assets and liabilities:
Trade accounts receivable	1,503	301
Inventories	(486)	197
Prepaid expenses and other current assets	665	198
Other assets	(16)	—
Accounts payable	(2,146)	(1,637)
Accrued compensation	21	(183)
Accrued liabilities and other	825	(364)
Lease liabilities	21	178
Net cash used in operating activities	(759)	(1,025)
Cash flows from investing activities:
Purchases of property and equipment	(55)	(42)
Purchase of intellectual property	(88)	—
Net cash used in investing activities	(143)	(42)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	628	—
Payments for withholding taxes related to net share settlement of equity awards	—	(191)
Proceeds from employee stock purchase and option exercises	94	148
Net cash provided by (used in) financing activities	722	(43)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	1

Net decrease in cash, cash equivalents and restricted cash	(176)	(1,109)
Cash, cash equivalents, and restricted cash; beginning of period	7,413	8,565
Cash, cash equivalents, and restricted cash; end of period	$7,237	$7,456
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$—	$519
Accrual of property and equipment	$4	$8
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,127	$7,401
Restricted cash included in other assets	$110	$55
Total cash, cash equivalents, and restricted cash	$7,237	$7,456

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim financial results are not necessarily indicative of results anticipated for the full year. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, from which the balance sheet information herein was derived. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and investments have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the following:

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements", which updates and clarifies certain interim reporting requirements in Accounting Standards Codification (ASC) 270, including interim disclosure guidance and the reporting of material events and changes occurring after the most recent annual reporting period. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(1,897)	$(1,546)
Denominator:
Basic weighted average common shares outstanding	12,306	11,579
Diluted weighted average common shares outstanding	12,306	11,579
Net loss per share:
Basic	$(0.15)	$(0.13)
Diluted	$(0.15)	$(0.13)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Stock options, restricted stock and performance stock	2,326	2,065
Common stock equivalent shares	2,326	2,065

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	March 31, 2026	December 31, 2025
Cash	$7,077	$7,237
Level 1:
Money market funds	50	121
Total cash and cash equivalents	$7,127	$7,358

At March 31, 2026, the fair value of the money market funds approximated its carrying amount.

Restricted Cash

As of March 31, 2026 and December 31, 2025, the Company had $110,000 and $55,000, respectively, in cash on deposit to secure certain lease commitments, which are restricted for more than twelve months and recorded in other assets in the Company’s condensed consolidated balance sheet.

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's cash deposits are held in multiple accounts at a large institutional bank.

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$3,555	$3,134
Raw materials	511	446
Total inventories	$4,066	$3,580

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$1,306	$1,135
Raw materials	250	150
Total consigned inventories	$1,556	$1,285

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Manufacturing and testing equipment	$4,933	$5,630
Leasehold improvements	869	848
Computers and software	561	561
Furniture, fixtures and equipment	397	400
Vehicles	55	55
Software development – internal use	74	74
Construction in process	50	16
Property and equipment, gross	6,939	7,584
Less accumulated depreciation	(5,348)	(5,888)
Property and equipment, net	$1,591	$1,696

Depreciation expense was $0.1 million for each of the three months ended March 31, 2026 and 2025. Accumulated depreciation for the quarter included $0.6 million that was related to disposal of manufacturing and testing equipment and furniture, fixtures and equipment.

Note 7. Intangible Assets and Goodwill

Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	March 31, 2026
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,850	$(1,821)	$29
Customer relationships	7	14,040	(13,606)	434
Developed technologies	11	4,430	(2,418)	2,012
Covenants to non-compete	2	115	(115)	—
Licensed technology	3	892	(368)	524
Total intangible assets, net		$21,327	$(18,328)	$2,999

	December 31, 2025
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$(1,820)	$—
Customer relationships	7	13,780	(13,558)	222
Developed technologies	11	4,380	(2,327)	2,053
Covenants to non-compete	2	115	(115)	—
Licensed technology	3	804	(292)	512
Total intangible assets, net		$20,899	$(18,112)	$2,787

Amortization expense was $0.2 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, estimated future amortization expense related to intangible assets were as follows (in thousands):

Estimated future amortization
2026 (remaining nine months)	$705
2027	685
2028	343
2029	343
2030	343
Thereafter	580
Total	$2,999

Goodwill

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2026 from December 31, 2025.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other are comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses	$638	$554
Customer deposit	1,000	—
Accrued income taxes	72	3
Contract liabilities	122	129
Goods received not invoiced	533	775
Other current liabilities	369	329
Accrued liabilities and other	$2,734	$1,790

Note 9. Business Acquisition

On February 20, 2026, the Company acquired substantially all assets of the high-power user equipment (HPUE) product business from Nextivity. The acquisition expands the Company’s product portfolio and is expected to provide synergies with its existing operations.

No cash, equity, or other consideration was transferred in connection with the acquisition, and the transaction represents a non-cash business combination.

Assets Acquired

The following table summarizes the fair value of identifiable intangible assets acquired as of the acquisition date (in thousands):

Category	Estimated life (in years)	Fair value
Finite-lived intangible assets
Customer relationships	5	$260
Developed technology	5	50
Market related intangibles	5	30
Total identifiable intangible assets acquired		$340

The Company did not assume any liabilities in connection with the acquisition.

The fair values of identifiable intangible assets were determined using commonly accepted valuation methodologies, including the multi-period excess earnings method for customer relationships and the relief-from-royalty method for developed technology and trade names.

The following table represents the preliminary purchase price allocation recorded in the Company's unaudited condensed consolidated balance sheet as of the acquisition date (in thousands):

Amount
Fair value of consideration transferred	$-
Less: Fair value of identifiable net assets acquired	(340)
Gain on bargain purchase	$340

As the fair value of the net assets acquired exceeds the fair value of the consideration transferred (zero consideration transferred), the Company recognized a gain on bargain purchase of $0.3 million, which was included in other income (expense) in the condensed consolidated statements of operations for the three months ended March 31, 2026. The Company reassessed the identification and measurement of all assets acquired and liabilities assumed prior to recognizing the gain.

The Company incurred $0.2 million of acquisition and integration-related costs, which were recorded in research and development, sales and marketing and general and administrative expenses on the condensed consolidated statements of operations.

From the acquisition date through March 31, 2026, the acquired business did not contribute material revenue or net loss to the Company’s condensed consolidated results of operations.

The acquisition has been recorded using provisional amounts, as the purchase price allocation is incomplete. The Company expects to finalize the acquisition accounting during the measurement period, and any resulting adjustments will be recorded retrospectively.

Note 10. Income Taxes

The Company’s effective income tax rate was -3.9% and -1.6% for the three months ended March 31, 2026 and 2025, respectively. The variance from the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2026 was primarily attributable to the full valuation allowance position.

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

As of December 31, 2025, the Company had a valuation allowance against net deferred tax assets of $18.5 million, however, the exclusion of a deferred tax liability generated by goodwill (an indefinite lived intangible) may not be considered a future source of taxable income in evaluating the need for a valuation allowance.

Note 11. Stockholders’ Equity

At-the-Market Offering

In May 2025, the Company established an at-the-market offering program (2025 ATM Program) to sell up to $5.0 million of the Company's common stock. As of December 31, 2025, the Company had $4.6 million available under the 2025 ATM Program for future sales of its common stock.

During the three months ended March 31, 2026, the Company issued 171,488 shares of common stock under the 2025 ATM Program for net proceeds of $0.6 million after deducting commissions and other costs associated with the offering. As of March 31, 2026, the Company had $3.9 million available under the 2025 ATM Program for future sales of its common stock.

The Company recorded the 2025 ATM Program gross sales proceeds and offering costs in additional paid-in capital of the consolidated balance sheet. The following table summarizes the Company’s 2025 ATM Program sales activity during the period indicated (in thousands):

	Three Months Ended March 31, 2026	December 31, 2025
Shares issued	171	109
Gross proceeds	$705	$439
Net proceeds after offering costs	$628	$167

Note 12. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of goods sold	$25	$73
Research and development	146	270
Sales and marketing	132	73
General and administrative	404	491
Total stock-based compensation expense	$707	$907

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2025	2,418	$9.07	5.5	$169
Granted	350	$4.19
Exercised	(20)	$4.60
Expired/Forfeited	(33)	$4.89
Balance at March 31, 2026	2,715	$8.53	5.7	$1,193

Vested and exercisable at March 31, 2026	2,026	$9.88	4.6	$472
Vested and expected to vest at March 31, 2026	2,715	$8.53	5.7	$1,193

The weighted average grant-date fair value of options granted during the three months ended March 31, 2026 was $2.32. The grant-date fair value of each option award is estimated on the date of grant, using the Black-Scholes-Merton option-pricing model.

As of March 31, 2026, there was $1.6 million of unrecognized stock-based compensation costs related to unvested stock options granted under the Company’s equity plans. These costs are expected to be recognized over the next 2.4 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2025	886	$5.13
Grants	196	$4.24
Vested and released	(323)	$4.89
Forfeited	(52)	$5.09
Balance at March 31, 2026	707	$5.50

As of March 31, 2026, there was $2.4 million of unrecognized stock-based compensation costs related to non-vested RSUs, which are expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

Share-Settled Obligations

Share-settled compensation to non-employees was incurred and recognized as stock-based compensation expense and recorded in accrued expense. Within ninety days after the calendar year-end, the liabilities are settled in RSU grants and vest on the grant date. The share-settled obligations were $33.0 thousand and $0.1 million as of March 31, 2026 and December 31, 2025, respectively.

Employee Stock Purchase Plan (ESPP)

During the three months ended March 31, 2026, the Company received $0.1 million from the issuance of 19,785 shares under the ESPP.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of less than $0.1 million as of March 31, 2026 and December 31, 2025.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended March 31,
	2026	2025
Customer A	18%	11%
Customer B	15%	37%
Customer C	15%	13%
Customer D	10%	3%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	March 31, 2026	December 31, 2025
Customer A	29%	39%
Customer B	17%	20%
Customer C	10%	9%

The allowance for credit losses was $0.2 million as of March 31, 2026 and December 31, 2025.

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended March 31,
	2026	2025
By Market Group:
Enterprise	$4,952	$4,341
Consumer	5,614	6,401
Automotive	945	1,271
Total sales	$11,511	$12,013

By Geography:
North America	$5,756	$5,221
China (including Hong Kong and Taiwan)	5,641	6,512
Rest of the world	114	280
Total sales	$11,511	$12,013

Timing of revenue recognition:
Products and services transferred at a point in time	$10,912	$11,188
Products and services transferred over time	599	825
Total sales	$11,511	$12,013

Contract liabilities are deferred revenues that were recorded when advance payments were received for remaining performance obligations that are recognized over time. The contract liabilities were $0.1 million each as of March 31, 2026 and December 31, 2025.

The Company has recorded sales return reserves based on analysis of historical return trends. As of March 31, 2026 and December 31, 2025, the Company had $0.2 million sales return reserves included in accrued liabilities and other on the consolidated balance sheets.

We have stock rotation return rights arrangements with certain customers to return a limited percentage of product. Estimated allowances for stock rotation were $0.1 million as of March 31, 2026, and December 31, 2025, and are included in the accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 16. Segment Information

Due to similarities of its products, methods of production and its management and administrative structure, the Company operates as a single operating and reportable segment.

The following table presents segment revenue, gross profit, net loss and certain operating financial results of the Company’s single operating segment for the periods presented, as viewed by the CODM (in thousands):

	Three months ended March 31,
	2026	2025
Sales	$11,511	$12,013
Less cost of goods sold:
Other cost of goods sold	6,394	6,642
Stock-based compensation	25	73
Amortization of intangible assets	90	89
Depreciation	29	49
Gross profit	4,973	5,160
Gross margin	43%	43%
Less research and development:
Other research and development expenses	2,009	2,116
Stock-based compensation expense	146	270
Business acquisition costs	32	—
Severance and exit costs	—	47
Depreciation	62	65
Total research and development	2,249	2,498
Less sales and marketing:
Other sales and marketing expenses	2,075	2,310
Stock-based compensation expense	132	73
Business acquisition costs	120	—
Severance and exit costs	—	77
Depreciation	3	4
Total sales and marketing	2,330	2,464
Less general and administrative:
Other general and administrative expenses	1,950	2,134
Stock-based compensation expense	404	491
Amortization of intangible assets	126	653
Business acquisition costs	22	—
Severance and exit costs	—	11
Depreciation	5	5
Total general and administrative	2,507	3,294
Loss from operations	(2,113)	(3,096)
Employee retention credit refund	—	1,494
Employee retention credit -process costs	—	(134)
Interest income, net	18	221
Other income, net	340	—
Other segment (expenses) income (1)	(70)	(7)
Loss before income taxes	(1,825)	(1,522)
Income tax expense (benefit)	72	24
Net loss	$(1,897)	$(1,546)

(1) Other segment expenses are primarily foreign currency transaction remeasurements and franchise taxes.

Note 17. Subsequent Events

On April 17, 2026, the Company terminated the employment of its Chief Technology Officer.

The Company is evaluating the impact of this change; however, no adjustments to the accompanying condensed consolidated financial statements were required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the interim unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025. References to “Airgain, Inc.,” “Airgain,” the “Company,” “we,” “our” and “us” include Airgain, Inc. and our wholly owned subsidiaries.

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

Overview

Airgain is a leading provider of advanced wireless connectivity solutions. We are focused on delivering high-performance, cost-effective, and energy-efficient wireless solutions that enable rapid market deployment. Our mission is to connect the world through integrated, innovative, and optimized wireless solutions. Our diverse product portfolio serves three primary markets: enterprise, automotive, and consumer. While we have historically focused on high-performance radio frequency (RF) components, we are increasingly delivering integrated, system-level connectivity solutions that combine hardware, software and cloud management.

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

Our Lighthouse platform in the enterprise market is a carrier‑grade, high‑power 5G smart repeater designed to extend coverage and offload capacity for MNO and system integrators. Lighthouse supports rapid deployment and does not require wired backhaul, offering a cost‑effective alternative to small cells and distributed antenna systems (DAS) for coverage enhancement. Our NimbeLink embedded modems serve numerous enterprise IoT sectors that require cellular connectivity, including packaging, logistics, EV charging, smart buildings, agriculture, and self-service innovations. These NimbeLink cellular modems, which are both patented and end-device certified, minimize the need for additional OEM end-customer carrier certifications. Our asset tracking solutions are deployed across transportation, supply chain, and other specialized applications. Our enterprise IoT and machine-to-machine (M2M) antennas are extensively deployed in diverse systems, products, and applications, including access points, gateways, FWA devices and utility meters.

In the automotive market, our products are deployed in a wide range of vehicles in the fleet and aftermarket applications, supporting a variety of technologies that include 5G, LTE, Wi-Fi, LPWAN, Global Navigation Satellite System (GNSS), and Bluetooth. Fleet and aftermarket products in the automotive market typically consist of applications where vehicular wireless routers are paired with external antenna systems to provide connectivity to mobile assets. In the third quarter of 2024, we completed the first commercial deployment of our second generation AirgainConnect® Fleet (AC-Fleet) system solution – a low profile, roof-mounted, all-in-one 5G vehicle gateway that provides 4G/5G cellular connectivity with built-in multi-profile eSIM, GNSS, Wi-Fi, and gigabit Ethernet router functionalities. We also offer a full line of external fleet antennas that are designed to be rugged, reliable, and flexible to meet almost any need. We design our products for performance, quality, and long product life, and our antennas connect to almost any vehicular router or modem. These antennas include high-performance and low-profile versions that mount on the roof, trunk, windshield, or dashboard and are optimized for 5G, 4G, Wi-Fi, and GNSS. On February 20, 2026, we acquired substantially all of the assets of the high-power user equipment (HPUE) product business from Nextivity. HPUE revenues are included in the automotive market.

The consumer market represents a vast audience utilizing wireless-enabled devices. Our embedded antennas are deployed in various consumer applications including access points, wireless gateways, FWA devices, Wi-Fi routers and extenders, and smart home devices. These consumer products support a variety of technologies, products and services, including 4G/LTE, 5G, Wi-Fi, Bluetooth, LPWAN and GNSS.

Macroeconomic Conditions

Macroeconomic conditions have continued to create demand softness and supply chain constraints in certain markets. Our sales declined by 4.2% compared with same period last year, as we experienced a demand softness in our existing automotive and enterprise markets, combined with excess inventories in our channels and direct customers. While we are experiencing demand growth with our consumer customers and enterprise IoT, we anticipate that the inventory surplus some of our automotive customers have may extend into the second half of 2026. We remain focused on the execution and commercialization of our strategic product initiatives, specifically design wins and revenue ramps of our AirgainConnect and Lighthouse platforms, which lay the foundation for our pursuit of revenue and profitability growth.

Business Acquisition

As discussed above, on February 20, 2026, we acquired substantially all of the assets of the HPUE product business from Nextivity. The acquisition expands our product portfolio and is expected to provide synergies with our existing operations.

No cash, equity, or other consideration was transferred in connection with the acquisition, and the transaction represents a non-cash business combination under the acquisition method of accounting, resulting in a non-recurring gain on business acquisition recorded in other income of condensed consolidated statements of operations.

Factors Affecting Our Operating Results

We believe that our performance and future success depend upon several factors including macro-economic and geopolitical uncertainties, import/export controls, and tariffs and trade policies of the United States and other countries, the impact of inflation on consumer spending, and our ability to transition from a component provider to a wireless systems provider and to develop technology leadership and expand our markets.

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
•
international expansion in light of continuing global tensions and conflicts; and
•
the ability to successfully integrate any future acquisitions.

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, public health crises, global trade disputes, tariffs and trade policies, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the three months ended March 31, 2026.

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

General and Administrative. General and administrative expenses primarily consist of personnel and facility related costs for our executive, legal, human resource, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, other professional services fees, depreciation and intangible amortization, and other corporate expenses. We expect general and administrative expenses to fluctuate as we grow our operations.

Other Income (Expense)

Gain on business acquisition. Gain on business acquisition represents the excess of the fair value of net assets acquired over the consideration transferred in connection with our acquisition of the HPUE business from Nextivity in February 2026. No consideration was transferred in the transaction, resulting in a non-recurring gain recorded in other income.

Employee retention credit refund. On March 27, 2020, the CARES Act was signed into law providing an ERC, which is a refundable tax credit against certain employment taxes on qualified wages. We applied for ERC refunds in 2023, totaling $2.8 million. During the three months ended March 31, 2025, we received ERC refunds of $1.5 million and an additional $0.5 million thereafter, for an aggregate of $2.0 million during the twelve months ended December 31, 2025. During the three months ended March 31, 2026, we did not receive any additional ERC refunds.

Interest Income, net. Interest income generally consists of interest earned on cash and cash equivalents and ERC-related interest, offset by interest expense which consists of interest charges on credit card charges and certain vendor bills.

Other Income and Expense. Other income and expense includes gain or loss on disposal of property and equipment, realized foreign exchange gains or losses, state franchise tax, and penalties.

Provision for Income Taxes

Provision for income taxes consists of federal, state and foreign income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. It is difficult for us to project future taxable income as the timing and size of sales of our products are variable. We concluded that it is not more likely than not that we will utilize our deferred tax assets other than those that are offset by reversing temporary differences.

Results of Operations

The following tables set forth our operating results for the periods presented and as a percentage of our total sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2026	2025
Statements of Operations Data (in thousands):
Sales	$11,511	$12,013
Cost of goods sold	6,538	6,853
Gross profit	4,973	5,160
Operating expenses:
Research and development	2,249	2,498
Sales and marketing	2,330	2,464
General and administrative	2,507	3,294
Total operating expenses	7,086	8,256
Loss from operations	(2,113)	(3,096)
Other income (expense):
Gain on business acquisition	340	—
Employee retention credit refund	—	1,494
Interest income, net	18	221
Other expense, net	(70)	(141)
Loss before income taxes	(1,825)	(1,522)
Income tax expense	72	24
Net loss	$(1,897)	$(1,546)

	Three months ended March 31,
	2026	2025
Statements of Operations Data:
Sales	100.0%	100.0%
Cost of goods sold	56.8	57.0
Gross profit	43.2	43.0
Operating expenses:
Research and development	19.5	20.8
Sales and marketing	20.2	20.5
General and administrative	21.8	27.5
Total operating expenses	61.5	68.8
Loss from operations	(18.3)	(25.8)
Other income (expense):
Gain on business acquisition	3.0	—
Employee retention credit refund	—	12.4
Interest income, net	0.1	1.8
Other expense, net	(0.7)	(1.1)
Loss before income taxes	(15.9)	(12.7)
Income tax expense	0.6	0.2
Net loss	(16.5)%	(12.9)%

Comparison of the Three Months Ended March 31, 2026 (dollars in thousands)

Sales

	Three months ended March 31,
	2026	2025	$ Change	% Change
Sales	$11,511	$12,013	$(502)	(4.2)%

Sales for the three months ended March 31, 2026 decreased $0.5 million or 4.2% compared to the same period in the prior year, primarily due to lower sales of $0.8 million from the consumer market and $0.4 million from the automotive market, partially offset by higher sales of $0.7 million from the enterprise market.

Cost of Goods Sold

	Three months ended March 31,
	2026	2025	$ Change	% Change
Cost of goods sold	$6,538	$6,853	$(315)	(4.6)%

Cost of goods sold for the three months ended March 31, 2026 decreased $0.3 million or 4.6% compared to the same period in the prior year. The decline was primarily due to lower sales.

Gross Profit

	Three months ended March 31,
	2026	2025	$ Change	% Change
Gross profit	$4,973	$5,160	$(187)	(3.6)%
Gross profit (percentage of sales)	43.2%	43.0%		0.2%

Gross profit for the three months ended March 31, 2026 decreased $0.2 million or 3.6%, compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the three months ended March 31, 2026 increased by 20 basis points compared to the same period in the prior year. The increase was primarily driven by improved consumer product margins, partially offset by lower enterprise product margins.

Operating Expenses

	Three months ended March 31,
	2026	2025	$ Change	% Change
Research and development	$2,249	$2,498	$(249)	(10.0)%
Sales and marketing	2,330	2,464	(134)	(5.4)%
General and administrative	2,507	3,294	(787)	(23.9)%
Total operating expenses	$7,086	$8,256	$(1,170)	(14.2)%

Operating expenses for the three months ended March 31, 2026 decreased $1.2 million or 14.2% compared to the same period in the prior year. The decrease was primarily due to lower amortization of intangible assets and lower personnel expenses.

Other Income (Expense)

	Three months ended March 31,
	2026	2025	$ Change	% Change
Gain on business acquisition	$340	$—	$340	100.0%
Employee retention credit refund	—	1,494	(1,494)	(100.0)%
Interest income, net	18	221	(203)	(91.9)%
Other expense, net	(70)	(141)	71	(50.4)%
Total other income (expense), net	$288	$1,574	$(1,286)	(81.7)%

Total other income, net for the three months ended March 31, 2026 was $0.3 million compared with $1.6 million for the three months ended March 31, 2025. The decrease was primarily due to the receipt of $1.5 million employee retention credit refunds in the first quarter of 2025 that was not repeated in the current period, partially offset by a bargain purchase gain of $0.3 million associated with the HPUE business acquisition.

Income Tax Expense

	Three months ended March 31,
	2026	2025	$ Change	% Change
Income tax expense	$72	$24	$48	200.0%

Income tax expense for the three months ended March 31, 2026 increased $48 thousand or 200.0% compared to the same period in the prior year primarily due to higher income tax expense accruals in 2026 as compared to 2025.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.1 million at March 31, 2026. During the period from 2013 through 2025, we incurred several years of net losses. As a result, we have an accumulated deficit of $95.5 million as of March 31, 2026.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(759)	$(1,025)
Net cash used in investing activities	(143)	(42)
Net cash provided by (used in) financing activities	722	(43)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	1
Net decrease in cash, cash equivalents and restricted cash	$(176)	$(1,109)

Net cash used in operating activities. Net cash used by operating activities was $0.8 million for the three months ended March 31, 2026. This was primarily driven by the net loss of $1.9 million, offset by $0.8 million non-cash expenses and $0.3 million net change in operating assets and liabilities.

Net cash used in investing activities. Net cash used in investing activities of $0.1 million for the three months ended March 31, 2026 was primarily for purchases of property and equipment and intellectual property.

Net cash provided by financing activities. Net cash provided by financing activities of $0.7 million for the three months ended March 31, 2026 was primarily from $0.6 million of net proceeds from issuance of 171,488 shares of common stock via our at-the-market offering program (2025 ATM Program), and $0.1 million proceeds from option exercises.

At-the-Market Sales Agreement

In May 2025, we established the 2025 ATM Program, to sell at our option up to $5.0 million of our common stock, pursuant to an amended and restated sales agreement (the Sales Agreement) with Craig-Hallum Capital Group LLC (Craig-Hallum) as sales agent or principal. As of December 31, 2025, we had $4.6 million available under the 2025 ATM Program for future sales of our common stock. During the three months ended March 31, 2026, we issued 171,488 shares of common stock under the 2025 ATM Program for net proceeds of $0.6 million after deducting commissions and other costs associated with the offering. As of March 31, 2026, we had $3.9 million available under the 2025 ATM Program for future sales of our common stock.

We are not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any additional shares of common stock under the 2025 ATM Program, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place.

Liquidity and Capital Resources Assessment

As of March 31, 2026, management performed the annual assessment of the Company's ability to meet its obligations as they become due within one year based on relevant conditions and events that are known and reasonably knowable. Following ASC 205-40 guidance, management considered quantitative and qualitative information to evaluate the Company's ability to meet obligations. Based on the analysis of the relevant conditions and events that are known and reasonably known as of March 31, 2026, the Company concluded that it is probable that it will be able to meet all of its financial obligations as they become due in the next twelve months.

The relevant conditions and events that are known and reasonably known as of May 6, 2026 related to the Company have not significantly changed since March 31, 2026. Therefore, the expected cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to such risk factors. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. The occurrence of any of such risks, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

During the three months ended March 31, 2026, no director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

AIRGAIN, INC.

Date: May 6, 2026	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: May 6, 2026	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer and Secretary (principal financial and accounting officer)