Form 10-Q
period 2026-06-30
AIRGAIN INC
filed 2026-08-05
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of July 29, 2026, the registrant had 13,100,234 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,611	$7,358
Trade accounts receivable, net	14,463	12,775
Inventories	4,187	3,580
Prepaid expenses	884	868
Other current assets	559	1,177
Total current assets	27,704	25,758
Property and equipment, net	1,470	1,696
Operating lease right-of-use assets	3,932	4,166
Goodwill	10,845	10,845
Intangible assets, net	2,764	2,787
Other assets	107	85
Total assets	$46,822	$45,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,027	$9,214
Accrued compensation	757	1,157
Accrued liabilities and other	4,061	1,790
Short-term lease liabilities	915	821
Total current liabilities	13,760	12,982
Deferred tax liability	189	186
Long-term lease liabilities	3,559	3,880
Total liabilities	17,508	17,048
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 13,618 shares issued and 13,077 shares outstanding at June 30, 2026; and 12,666 shares issued and 12,125 shares outstanding at December 31, 2025.	131,910	127,292
Treasury stock, at cost: 541 shares at June 30, 2026 and December 31, 2025.	(5,364)	(5,364)
Accumulated deficit	(97,238)	(93,635)
Accumulated other comprehensive income (loss)	6	(4)
Total stockholders’ equity	29,314	28,289
Total liabilities and stockholders’ equity	$46,822	$45,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales	$13,698	$13,623	$25,209	$25,636
Cost of goods sold	7,909	7,784	$14,447	14,637
Gross profit	5,789	5,839	10,762	10,999
Operating expenses:
Research and development	2,881	2,553	5,130	5,051
Sales and marketing	2,122	2,419	4,452	4,883
General and administrative	2,471	2,867	4,978	6,161
Total operating expenses	7,474	7,839	14,560	16,095
Loss from operations	(1,685)	(2,000)	(3,798)	(5,096)
Other income (expense):
Gain on business acquisition	—	—	340	—
Employee retention credit refund	—	495	—	1,989
Interest income, net	14	100	32	321
Other expense, net	(63)	(56)	(133)	(197)
Total other income (expense), net	(49)	539	239	2,113
Loss before income taxes	(1,734)	(1,461)	(3,559)	(2,983)
Income tax (benefit) expense	(28)	14	44	38
Net loss	$(1,706)	$(1,475)	$(3,603)	$(3,021)
Net loss per share:
Basic	$(0.13)	$(0.12)	$(0.29)	$(0.26)
Diluted	$(0.13)	$(0.12)	$(0.29)	$(0.26)
Weighted average shares used in calculating loss per share:
Basic	12,841	11,841	12,576	11,711
Diluted	12,841	11,841	12,576	11,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(1,706)	$(1,475)	$(3,603)	$(3,021)
Other comprehensive loss:
Foreign currency translation adjustment	6	4	10	5
Comprehensive loss	$(1,700)	$(1,471)	$(3,593)	$(3,016)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Fiscal Quarters Ended June 30, 2026
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	12,666	$127,292	(541)	$(5,364)	$(4)	$(93,635)	$28,289
Net loss	—	—	—	—	—	(1,897)	(1,897)
Stock-based compensation	—	897	—	—	—	—	897
Common stock issued through restricted stock awards	323	—	—	—	—	—	—
Common stock issued under ESPP	20	—	—	—	—	—	—
Common stock issued through stock options	20	94	—	—	—	—	94
Foreign currency translation adjustments			—	—	4	—	4
Common stock issued in connection with at-the-market offerings, net	171	628	—	—	—	—	628
Balance at March 31, 2026	13,200	$128,911	(541)	$(5,364)	$-	$(95,532)	$28,015
Net loss	—	—	—	—	—	(1,706)	(1,706)
Stock-based compensation	—	838	—	—	—	—	838
Common stock issued through restricted stock awards	48	—	—	—	—	—	—
Common stock issued under ESPP	—	70	—	—	—	—	70
Common stock issued through stock options	228	1,123	—	—	—	—	1,123
Foreign currency translation adjustments	—	—	—	—	6	—	6
Common stock issued in connection with at-the-market offerings, net	142	968	—	—	—	—	968
Balance at June 30, 2026	13,618	$131,910	(541)	$(5,364)	$6	$(97,238)	$29,314

	Fiscal Quarters Ended June 30, 2025
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	12,070	$123,546	(541)	$(5,364)	$(4)	$(87,209)	$30,969
Net loss	—	—	—	—	—	(1,546)	(1,546)
Stock-based compensation	—	945	—	—	—	—	945
Common stock issued through restricted stock awards	272	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(44)	(191)	—	—	—	—	(191)
Common stock issued under ESPP	25	123	—	—	—	—	123
Common stock issued through stock options	12	24	—	—	—	—	24
Foreign currency translation adjustments	—	—	—	—	1	—	1
Balance at March 31, 2025	12,335	$124,447	(541)	$(5,364)	$(3)	$(88,755)	$30,325
Net loss						(1,475)	(1,475)
Stock-based compensation	—	771	—	—	—	—	771
Common stock issued through restricted stock awards	11	—	—	—	—	—	—
Common stock issued through stock options	99	161	—	—	—		161
Foreign currency translation adjustments	—	—	—	—	4		4
Balance at June 30, 2025	12,445	$125,379	(541)	$(5,364)	$1	$(90,230)	$29,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,603)	$(3,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	236
Loss on disposal of property and equipment	122	—
Amortization of intangible assets	451	1,593
Gain on business acquisition	(340)	—
Stock-based compensation	1,602	1,510
Deferred tax liability	3	3
Changes in operating assets and liabilities:
Trade accounts receivable	(1,688)	(155)
Inventories	(607)	236
Prepaid expenses and other current assets	601	365
Other assets	(109)	(1)
Accounts payable	(1,187)	(2,438)
Accrued compensation	(212)	(688)
Accrued liabilities and other	2,215	1,134
Lease liabilities	7	330
Net cash used in operating activities	(2,550)	(896)
Cash flows from investing activities:
Purchases of property and equipment	(90)	(58)
Net cash used in investing activities	(90)	(58)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	1,596	—
Payments for withholding taxes related to net share settlement of equity awards	—	(191)
Proceeds from employee stock purchase and option exercises	1,287	308
Net cash provided by financing activities	2,883	117

Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	5

Net increase (decrease) in cash, cash equivalents and restricted cash	253	(832)
Cash, cash equivalents, and restricted cash; beginning of period	7,413	8,565
Cash, cash equivalents, and restricted cash; end of period	$7,666	$7,733
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$137	$519
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,611	$7,678
Restricted cash included in other assets	$55	$55
Total cash, cash equivalents, and restricted cash	$7,666	$7,733

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

Note 2. Summary of Significant Accounting Policies

During the six months ended June 30, 2026, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the following:

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,706)	$(1,475)	$(3,603)	$(3,021)
Denominator:
Basic weighted average common shares outstanding	12,841	11,841	12,576	11,711
Diluted weighted average common shares outstanding	12,841	11,841	12,576	11,711
Net loss per share:
Basic	$(0.13)	$(0.12)	$(0.29)	$(0.26)
Diluted	$(0.13)	$(0.12)	$(0.29)	$(0.26)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options, restricted stock and performance stock	1,793	2,969	2,257	2,305
Common stock equivalent shares	1,793	2,969	2,257	2,305

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	June 30, 2026	December 31, 2025
Cash	$7,529	$7,237
Level 1:
Money market funds	82	121
Total cash and cash equivalents	$7,611	$7,358

At June 30, 2026, the fair value of the money market funds approximated its carrying amount.

Restricted Cash

As of June 30, 2026 and December 31, 2025, the Company had $55,000 in cash on deposit to secure certain lease commitments, which are restricted for more than twelve months and recorded in other assets in the Company’s condensed consolidated balance sheet.

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's cash deposits are held in multiple accounts at a large institutional bank.

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$3,629	$3,134
Raw materials	558	446
Total inventories	$4,187	$3,580

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$1,384	$1,135
Raw materials	451	150
Total consigned inventories	$1,835	$1,285

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Manufacturing and testing equipment	$4,569	$5,630
Leasehold improvements	877	848
Computers and software	557	561
Furniture, fixtures and equipment	348	400
Vehicles	55	55
Software development – internal use	74	74
Construction in process	68	16
Property and equipment, gross	6,548	7,584
Less accumulated depreciation	(5,078)	(5,888)
Property and equipment, net	$1,470	$1,696

Depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2026 and 2025, respectively. Accumulated depreciation for the quarter included $1.0 million that was related to disposal of manufacturing and testing equipment and furniture, fixtures and equipment.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	June 30, 2026
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,850	$(1,822)	$28
Customer relationships	7	14,040	(13,661)	379
Developed technologies	11	4,430	(2,509)	1,921
Covenants to non-compete	2	115	(115)	—
Licensed technology	3	892	(456)	436
Total intangible assets, net		$21,327	$(18,563)	$2,764

	December 31, 2025
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$(1,820)	$—
Customer relationships	7	13,780	(13,558)	222
Developed technologies	11	4,380	(2,327)	2,053
Covenants to non-compete	2	115	(115)	—
Licensed technology	3	804	(292)	512
Total intangible assets, net		$20,899	$(18,112)	$2,787

Amortization expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively. Amortization expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, estimated future amortization expense related to intangible assets were as follows (in thousands):

Estimated future amortization
2026 (remaining six months)	$470
2027	685
2028	343
2029	343
2030	343
Thereafter	580
Total	$2,764

Goodwill

There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2026 from December 31, 2025.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other are comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses	$569	$554
Customer deposit	1,029	—
Accrued income taxes	7	3
Contract liabilities	147	129
Goods received not invoiced	1,756	775
Other current liabilities	553	329
Accrued liabilities and other	$4,061	$1,790

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

The Company incurred $0.2 million and $0.4 million of acquisition and integration-related costs for the three and six months ended June 30, 2026, which were recorded in research and development, sales and marketing and general and administrative expenses on the condensed consolidated statements of operations.

From the acquisition date through June 30, 2026, the acquired business did not contribute material revenue or net loss to the Company’s condensed consolidated results of operations.

The acquisition has been recorded using provisional amounts, as the purchase price allocation is incomplete. The Company expects to finalize the acquisition accounting during the measurement period, and any resulting adjustments will be recorded retrospectively.

Note 10. Income Taxes

The Company’s effective income tax rate was -1.2% and -1.3% for the six months ended June 30, 2026 and 2025, respectively. The variance from the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2026 was primarily attributable to the full valuation allowance position.

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

During the three months ended June 30, 2026, the Company issued 141,651 shares of common stock under the 2025 ATM Program for net proceeds of $1.0 million after deducting commissions and other costs associated with the offering. At June 30, 2026, the Company had $2.9 million available under the 2025 ATM Program for future sales of its common stock. During the three and six months ended June 30, 2025, the Company did not offer common stock for sale under the ATM offering program.

The Company recorded the 2025 ATM Program gross sales proceeds and offering costs in additional paid-in capital of the consolidated balance sheet. The following table summarizes the Company’s 2025 ATM Program sales activity during the period indicated (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Shares issued	142	313
Gross proceeds	$999	$1,704
Net proceeds after offering costs	$968	$1,596

Note 12. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$37	$39	$62	$112
Research and development	305	161	451	431
Sales and marketing	85	88	217	161
General and administrative	468	315	872	806
Total stock-based compensation expense	$895	$603	$1,602	$1,510

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2025	2,418	$9.07	5.5	$169
Granted	355	$4.23
Exercised	(248)	$4.28
Expired/Forfeited	(151)	$6.43
Balance at June 30, 2026	2,374	$9.02	5.2	$1,502

Vested and exercisable at June 30, 2026	1,851	$10.31	4.1	$526
Vested and expected to vest at June 30, 2026	2,375	$9.02	5.2	$1,502

The weighted average grant-date fair value of options granted during the six months ended June 30, 2026 was $2.34. The grant-date fair value of each option award is estimated on the date of grant, using the Black-Scholes-Merton option-pricing model.

As of June 30, 2026, there was $1.2 million of unrecognized stock-based compensation costs related to unvested stock options granted under the Company’s equity plans. These costs are expected to be recognized over the next 2.3 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2025	886	$5.13
Grants	296	$5.12
Vested and released	(371)	$5.03
Forfeited	(127)	$5.06
Balance at June 30, 2026	684	$5.20

As of June 30, 2026, there was $2.2 million of unrecognized stock-based compensation costs related to non-vested RSUs, which are expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

Employee Stock Purchase Plan (ESPP)

During the three months ended June 30, 2026, the Company did not issue shares under the ESPP. During the six months ended June 30, 2026, the Company received $0.1 million from the issuance of 19,785 shares under the ESPP.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of less than $0.1 million as of June 30, 2026 and December 31, 2025.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer A	19%	19%	18%	15%
Customer B	14%	—	10%	—
Customer C	10%	8%	7%	6%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	June 30, 2026	December 31, 2025
Customer A	20%	39%
Customer B	16%	9%
Customer C	12%	—

The allowance for credit losses was $0.2 million as of June 30, 2026 and December 31, 2025.

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
By Market Group:
Enterprise	$6,730	$7,152	$11,682	$11,493
Consumer	5,800	5,650	11,414	12,051
Automotive	1,168	821	2,113	2,092
Total sales	$13,698	$13,623	$25,209	$25,636

By Geography:
North America	$7,308	$7,471	$13,064	$12,692
China (including Hong Kong and Taiwan)	5,838	5,870	11,479	12,382
Rest of the world	552	282	666	562
Total sales	$13,698	$13,623	$25,209	$25,636

Timing of revenue recognition:
Products and services transferred at a point in time	$13,099	$12,854	$24,011	$24,042
Products and services transferred over time	599	769	1,198	1,594
Total sales	$13,698	$13,623	$25,209	$25,636

Contract liabilities are deferred revenues that were recorded when advance payments were received for remaining performance obligations that are recognized over time. The contract liabilities were $0.1 million each as of June 30, 2026 and December 31, 2025.

The Company has recorded sales return reserves based on analysis of historical return trends. As of June 30, 2026 and December 31, 2025, the Company had $0.4 million and $0.2 million sales return reserves included in accrued liabilities and other on the consolidated balance sheets.

We have stock rotation return rights arrangements with certain customers to return a limited percentage of product. Estimated allowances for stock rotation were $0.1 million as of June 30, 2026, and December 31, 2025, and are included in the accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The following table presents segment revenue, gross profit, net loss and certain operating financial results of the Company’s single operating segment for the periods presented, as viewed by the CODM (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Sales	$13,698	$13,623	$25,209	$25,636
Less cost of goods sold:
Other cost of goods sold	7,752	7,614	14,146	14,256
Stock-based compensation	37	39	62	112
Amortization of intangible assets	91	89	181	178
Depreciation	29	42	58	91
Gross profit	5,789	5,839	10,762	10,999
Gross margin	42%	43%	43%	43%
Less research and development:
Other research and development expenses	1,967	2,264	3,976	4,380
Stock-based compensation expense	305	161	451	431
Acquisition and integration costs	82	—	114	—
Severance and exit costs	476	65	476	112
Depreciation	51	63	113	128
Total research and development	2,881	2,553	5,130	5,051
Less sales and marketing:
Other sales and marketing expenses	1,841	2,255	3,916	4,565
Stock-based compensation expense	85	88	217	161
Acquisition and integration costs	99	—	219	—
Severance and exit costs	93	73	93	150
Depreciation	4	3	7	7
Total sales and marketing	2,122	2,419	4,452	4,883
Less general and administrative:
Other general and administrative expenses	1,814	1,881	3,764	4,015
Stock-based compensation expense	468	315	872	806
Amortization of intangible assets	144	653	270	1,306
Acquisition and integration costs	33	—	55	—
Severance and exit costs	—	13	—	24
Depreciation	12	5	17	10
Total general and administrative	2,471	2,867	4,978	6,161
Loss from operations	(1,685)	(2,000)	(3,798)	(5,096)
Employee retention credit refund	—	495	—	1,989
Employee retention credit -process costs	—	(45)	—	(179)
Interest income, net	14	100	32	321
Other income, net	—	—	340	—
Other segment expenses (1)	(63)	(11)	(133)	(18)
Loss before income taxes	(1,734)	(1,461)	(3,559)	(2,983)
Income tax (benefit) expense	(28)	14	44	38
Net loss	$(1,706)	$(1,475)	$(3,603)	$(3,021)

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

Macroeconomic Conditions

Macroeconomic conditions have continued to create supply chain constraints in certain markets. Our sales increased by 0.7% compared with same period last year, as we experienced a stronger demand for our enterprise IoT modems and vehicle gateways, due to the acquisition of the HPUE product line from Nextivity. While we are experiencing demand growth, we anticipate memory-driven supply shortages to constrain our consumer market. We remain focused on the execution and commercialization of our strategic product initiatives, specifically design wins and revenue ramps of our AirgainConnect and Lighthouse platforms, which lay the foundation for our pursuit of revenue and profitability growth.

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, public health crises, global trade disputes, tariffs and trade policies, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the six months ended June 30, 2026.

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

Operating Expenses

Our operating expenses are classified into three categories: research and development, sales and marketing, general and administrative. The largest component of expense is personnel costs, which include salaries, employee benefit costs, bonuses, and stock-based compensation. Operating expenses also include allocated overhead costs for depreciation of equipment, facilities and information technology. Allocated costs for facilities consist of amortization of leasehold improvements as well as rent and utility expenses and taxes. Operating expenses are generally recognized as incurred.

Research and Development. Research and development expenses primarily consist of personnel and project development costs. These expenses include work related to design, development and testing of system solutions and components. These expenses include salaries, stock-based compensation, benefits, bonuses, project development and testing, prototype material, consulting, travel, and similar costs, and depreciation and allocated costs for certain facilities. We expect research and development expenses to increase in absolute dollars in future periods as we continue to invest in the development of advanced system solutions, although our research and development expenses may fluctuate as a percentage of total sales.

Sales and Marketing. Sales and marketing expenses primarily consist of personnel and facility-related costs for our sales, marketing, and business development personnel, stock-based compensation and bonuses earned by our sales personnel, and commissions earned by our third-party sales representative firms. Sales and marketing expenses also include the costs of trade shows, advertising, marketing programs, promotional materials, demonstration equipment, travel, and allocated costs for certain facilities. We expect sales and marketing expenses to increase in absolute dollars in future periods as we continue to market and sell our advanced system solutions globally, although our sales and marketing expenses may fluctuate as a percentage of total sales.

General and Administrative. General and administrative expenses primarily consist of personnel and facility related costs for our executives, legal, human resources, finance, and administrative personnel, including stock-based compensation, as well as legal, accounting, other professional services fees, depreciation and intangible amortization, and other corporate expenses. We expect general and administrative expenses to fluctuate as we grow our operations.

Other Income (Expense)

Gain on business acquisition. Gain on business acquisition represents the excess of the fair value of net assets acquired over the consideration transferred in connection with our acquisition of the HPUE business from Nextivity in February 2026. No consideration was transferred in the transaction, resulting in a non-recurring gain recorded in other income.

Employee retention credit refund. On March 27, 2020, the CARES Act was signed into law, providing an employee retention credit ("ERC"), a refundable tax credit against certain employment taxes on qualified wages. In 2023, we applied for ERC refunds totaling $2.8 million. As of December 31, 2025, we had received an aggregate of $2.0 million in ERC refunds. We did not receive any additional ERC refunds during the three and six months ended June 30, 2026.

Interest Income, net. Interest income generally consists of interest earned on cash and cash equivalents and ERC-related interest, offset by interest expense consisting of interest charges on credit card balances and certain vendor bills.

Other Income and Expense. Other income and expense includes gains or losses on disposal of property and equipment, realized foreign exchange gains or losses, state franchise taxes and penalties.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Statements of Operations Data (in thousands):
Sales	$13,698	$13,623	$25,209	$25,636
Cost of goods sold	7,909	7,784	14,447	14,637
Gross profit	5,789	5,839	10,762	10,999
Operating expenses:
Research and development	2,881	2,553	5,130	5,051
Sales and marketing	2,122	2,419	4,452	4,883
General and administrative	2,471	2,867	4,978	6,161
Total operating expenses	7,474	7,839	14,560	16,095
Loss from operations	(1,685)	(2,000)	(3,798)	(5,096)
Other income (expense):
Gain on business acquisition	—	—	340	—
Employee retention credit refund	—	495	—	1,989
Interest income, net	14	100	32	321
Other expense, net	(63)	(56)	(133)	(197)
Loss before income taxes	(1,734)	(1,461)	(3,559)	(2,983)
Income tax (benefit) expense	(28)	14	44	38
Net loss	$(1,706)	$(1,475)	$(3,603)	$(3,021)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.7	57.1	57.3	57.1
Gross profit	42.3	42.9	42.7	42.9
Operating expenses:
Research and development	21.0	18.7	20.3	19.7
Sales and marketing	15.5	17.8	17.7	19.0
General and administrative	18.0	21.1	19.7	24.0
Total operating expenses	54.5	57.6	57.8	62.8
Loss from operations	(12.2)	(14.7)	(15.1)	(19.9)
Other income (expense):
Gain on business acquisition	—	—	1.4	—
Employee retention credit refund	—	3.7	—	7.8
Interest income, net	0.0	0.7	0.1	1.3
Other expense, net	(0.5)	(0.4)	(0.5)	(0.8)
Loss before income taxes	(12.7)	(10.7)	(14.1)	(11.6)
Income tax (benefit) expense	(0.2)	0.1	0.2	0.1
Net loss	(12.5)%	(10.8)%	(14.3)%	(11.8)%

Comparison of the Three and Six Months Ended June 30, 2026 and 2025 (dollars in thousands)

Sales

	Three months ended June 30,
	2026	2025	$ Change	% Change
Sales	$13,698	$13,623	$75	0.7%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Sales	$25,209	$25,636	$(427)	(1.7)%

Sales for the three months ended June 30, 2026 increased $0.1 million or 0.7% compared to the same period in the prior year. Automotive market sales increased $0.4 million compared to the same period in the prior year, driven by higher vehicle gateway shipments. Consumer market sales increased $0.2 million for the three months ended June 30, 2026 compared to the same period in the prior year, primarily due to higher Wi-Fi 7 antenna shipments. Enterprise market sales decreased $0.5 million compared to the same period in the prior year, primarily due to lower enterprise antenna sales, partially offset by higher IoT modem sales.

Sales for the six months ended June 30, 2026 decreased $0.4 million or 1.7% compared to the same period in the prior year. Consumer market sales decreased by $0.6 million for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to lower MNO and Broadband antenna shipments, partially offset by increased MSO Wi-Fi 7 antenna shipments. Enterprise market sales increased by $0.2 million for the six months ended June 30, 2026 during the same period in the prior year, primarily due to higher IoT modems sales, partially offset by lower enterprise antenna and asset tracker sales.

Cost of Goods Sold

	Three months ended June 30,
	2026	2025	$ Change	% Change
Cost of goods sold	$7,909	$7,784	$125	1.6%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Cost of goods sold	$14,447	$14,637	$(190)	(1.3)%

Cost of goods sold for the three months ended June 30, 2026 increased $0.1 million or 1.6% compared to the same period in the prior year. The increase was primarily due to higher sales.

Cost of goods sold for the six months ended June 30, 2026 decreased by $0.2 million or 1.3% compared to the same period in the prior year. The decline was primarily due to lower sales.

Gross Profit

	Three months ended June 30,
	2026	2025	$ Change	% Change
Gross profit	$5,789	$5,839	$(50)	(0.9)%
Gross profit (percentage of sales)	42.3%	42.9%		(0.6)%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Gross profit	$10,762	$10,999	$(237)	(2.2)%
Gross profit (percentage of sales)	42.7%	42.9%		(0.2)%

Gross profit for the three months ended June 30, 2026 decreased $0.1 million or 0.9%, compared to the same period in the prior year, driven by lower sales. Gross profit as a percentage of sales for the three months ended June 30, 2026 decreased by 60 basis points compared to the same period in the prior year, primarily due to lower enterprise product margins.

Gross profit for the six months ended June 30, 2026 decreased by 0.2 million or 2.2%, compared to the same period in the prior year, driven by lower sales, partially offset by gross margin improvements. Gross profit as a percentage of sales for the six months ended June 30, 2026 decreased by 20 basis points compared to the same period in the prior year.

Operating Expenses

	Three months ended June 30,
	2026	2025	$ Change	% Change
Research and development	$2,881	$2,553	$328	12.8%
Sales and marketing	2,122	2,419	(297)	(12.3)%
General and administrative	2,471	2,867	(396)	(13.8)%
Total operating expenses	$7,474	$7,839	$(365)	(4.7)%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Research and development	$5,130	$5,051	$79	1.6%
Sales and marketing	4,452	4,883	(431)	(8.8)%
General and administrative	4,978	6,161	(1,183)	(19.2)%
Total operating expenses	$14,560	$16,095	$(1,535)	(9.5)%

Operating expenses for the three months ended June 30, 2026 decreased $0.4 million or 4.7% compared to the same period in the prior year. The decrease was primarily due to lower amortization of intangible assets, partially offset by higher personnel expenses.

Operating expenses for the six months ended June 30, 2026 decreased by $1.5 million or 9.5% compared to the same period in the prior year. The decrease was primarily due to lower amortization of intangible assets and lower personnel expenses.

Other Income (Expense)

	Three months ended June 30,
	2026	2025	$ Change	% Change
Employee retention credit refund	—	495	(495)	(100.0)%
Interest income, net	14	100	(86)	(86.0)%
Other expense, net	(63)	(56)	(7)	12.5%
Total other income (expense), net	$(49)	$539	$(588)	(109.1)%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Gain on business combination	$340	$—	$340	100.0%
Employee retention credit refund	—	1,989	(1,989)	(100.0)%
Interest income, net	32	321	(289)	(90.0)%
Other expense, net	(133)	(197)	64	(32.5)%
Total other income (expense), net	$239	$2,113	$(1,874)	(88.7)%

Total other income (expense), net for the three months ended June 30, 2026 was $49 thousand expense, compared with $0.5 million income for the same period in prior year. The decrease was primarily due to the receipt of $0.5 million ERC refunds in the first quarter of 2025 that was not repeated in the current period.

Total other income (expense), net for the six months ended June 30, 2026 decreased $1.9 million compared to the same period in the prior year. The decrease was primarily due to our receipt of $1.9 million ERC refunds and $0.3 million interest earnings under the CARES Act that were not repeated in the current period, partially offset by a $0.3 million gain on a business combination recorded in 2026.

Income Tax (Benefit) Expense

	Three months ended June 30,
	2026	2025	$ Change	% Change
Income tax (benefit) expense	$(28)	$14	$(42)	(300.0)%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Income tax (benefit) expense	$44	$38	$6	15.8%

Income tax benefit for the three months ended June 30, 2026 was $28 thousand compared to an income tax expense of $14 thousand in the same period of the prior year, primarily due to a reversal of first quarter tax expense, driven by a higher first quarter projection.

Income tax expense for the six months ended June 30, 2026 increased $6 thousand or 15.8% compared to the same period in the prior year, primarily due to pre-tax loss in 2026 compared to 2025.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.6 million at June 30, 2026. During the period from 2013 through 2025, we incurred several years of net losses. As a result, we have an accumulated deficit of $97.2 million as of June 30, 2026.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(2,550)	$(896)
Net cash used in investing activities	(90)	(58)
Net cash provided by financing activities	2,883	117
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10	5
Net increase (decrease) in cash, cash equivalents and restricted cash	$253	$(832)

Net cash used in operating activities. Net cash used in operating activities was $2.6 million for the six months ended June 30, 2026. This was primarily driven by a net loss of $3.6 million and a $1.1 million net change in operating assets and liabilities, partially offset by $2.1 million in non-cash adjustments.

Net cash used in investing activities. Net cash used in investing activities was $0.1 million for the six months ended June 30, 2026, primarily for purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2026, primarily from $1.6 million of net proceeds from the issuance of 313,139 shares of common stock under our at-the-market offering program (2025 ATM Program), and $1.3 million of proceeds from option exercises.

At-the-Market Sales Agreement

In May 2025, we established the 2025 ATM Program, to sell at our option up to $5.0 million of our common stock, pursuant to an amended and restated sales agreement (the Sales Agreement) with Craig-Hallum Capital Group LLC (Craig-Hallum) as sales agent or principal. During the three months ended June 30, 2026, we issued 141,651 shares of common stock under the 2025 ATM Program for net proceeds of $1.0 million after deducting commissions and other costs associated with the offering. As of June 30, 2026, we had $2.9 million available under the 2025 ATM Program for future sales of our common stock.

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

Liquidity and Capital Resources Assessment

As of June 30, 2026, management performed the annual assessment of the Company's ability to meet its obligations as they become due within one year based on relevant conditions and events that are known and reasonably knowable. Following ASC 205-40 guidance, management considered quantitative and qualitative information to evaluate the Company's ability to meet obligations. Based on the analysis of the relevant conditions and events that are known and reasonably known as of June 30, 2026, the Company concluded that it is probable that it will be able to meet all of its financial obligations as they become due in the next twelve months.

The relevant conditions and events that are known and reasonably known as of August 5, 2026 related to the Company have not significantly changed since June 30, 2026. Therefore, the expected cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 4, 2026, Jacob Suen, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan provides for the potential sale of up to 72,000 shares of the Company's common stock from September 3, 2026 through August 31, 2027.

During the three months ended June 30, 2026, no other director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	8-K	08/17/2016	3.1

3.2	Amended and Restated Bylaws, effective as of February 1, 2023	8-K	02/06/2023	3.1

4.1	Specimen stock certificate evidencing the shares of common stock	S-1	07/29/2016	4.1

10.1#	Airgain, Inc. 2026 Incentive Award Plan (as Amended and Restated Effective June 10, 2026)				X

10.2#	Separation and Release Agreement, dated April 18, 2026, by and between Ali Sadri and the Registrant				X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended				X

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

AIRGAIN, INC.

Date: August 5, 2026	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: August 5, 2026	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer and Secretary (principal financial and accounting officer)