Form 10-Q
period 2026-09-30
AIRGAIN INC
filed 2026-11-10
CIK 1272842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of November 3, 2026, the registrant had 13,213,631 shares of common stock (par value $0.0001) outstanding.

AIRGAIN, INC.

Form 10-Q

For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Airgain, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,710	$7,358
Trade accounts receivable, net	13,884	12,775
Inventories	4,943	3,580
Prepaid expenses	1,144	868
Other current assets	483	1,177
Total current assets	28,164	25,758
Property and equipment, net	1,259	1,696
Operating lease right-of-use assets	3,468	4,166
Goodwill	10,845	10,845
Intangible assets, net	2,529	2,787
Other assets	108	85
Total assets	$46,373	$45,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,788	$9,214
Accrued compensation	1,091	1,157
Accrued liabilities and other	4,610	1,790
Short-term lease liabilities	903	821
Total current liabilities	13,392	12,982
Deferred tax liability	192	186
Long-term lease liabilities	3,113	3,880
Total liabilities	16,697	17,048
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, par value $0.0001, 200,000 shares authorized; 13,755 shares issued and 13,214 shares outstanding at September 30, 2026; and 12,666 shares issued and 12,125 shares outstanding at December 31, 2025.	132,849	127,292
Treasury stock, at cost: 541 shares at September 30, 2026 and December 31, 2025.	(5,364)	(5,364)
Accumulated deficit	(97,821)	(93,635)
Accumulated other comprehensive income (loss)	12	(4)
Total stockholders’ equity	29,676	28,289
Total liabilities and stockholders’ equity	$46,373	$45,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales	$15,324	$14,018	$40,533	$39,654
Cost of goods sold	8,913	7,907	23,360	22,544
Gross profit	6,411	6,111	17,173	17,110
Operating expenses:
Research and development	2,119	2,141	7,249	7,192
Sales and marketing	2,112	2,144	6,564	7,027
General and administrative	2,636	2,793	7,614	8,954
Total operating expenses	6,867	7,078	21,427	23,173
Loss from operations	(456)	(967)	(4,254)	(6,063)
Other income (expense):
Gain on business acquisition	—	—	340	—
Employee retention credit refund	—	—	—	1,989
Interest income, net	13	13	45	334
Other expense, net	(155)	—	(288)	(197)
Total other (expense) income, net	(142)	13	97	2,126
Loss before income taxes	(598)	(954)	(4,157)	(3,937)
Income tax (benefit) expense	(15)	10	29	48
Net loss	$(583)	$(964)	$(4,186)	$(3,985)
Net loss per share:
Basic	$(0.04)	$(0.08)	$(0.33)	$(0.34)
Diluted	$(0.04)	$(0.08)	$(0.33)	$(0.34)
Weighted average shares used in calculating loss per share:
Basic	13,141	11,791	12,767	11,782
Diluted	13,141	11,791	12,767	11,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(583)	$(964)	$(4,186)	$(3,985)
Other comprehensive loss:
Foreign currency translation adjustment	6	(13)	16	(8)
Comprehensive loss	$(577)	$(977)	$(4,170)	$(3,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Fiscal Quarters Ended September 30, 2026
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	12,666	$127,292	(541)	$(5,364)	$(4)	$(93,635)	$28,289
Net loss	—	—	—	—	—	(1,897)	(1,897)
Stock-based compensation	—	897	—	—	—	—	897
Common stock issued through restricted stock awards	323	—	—	—	—	—	—
Common stock issued under ESPP	20	—	—	—	—	—	—
Common stock issued through stock options	20	94	—	—	—	—	94
Foreign currency translation adjustments			—	—	4	—	4
Common stock issued in connection with at-the-market offerings, net	171	628	—	—	—	—	628
Balance at March 31, 2026	13,200	$128,911	(541)	$(5,364)	$-	$(95,532)	$28,015
Net loss	—	—	—	—	—	(1,706)	(1,706)
Stock-based compensation	—	838	—	—	—	—	838
Common stock issued through restricted stock awards	48	—	—	—	—	—	—
Common stock issued under ESPP	—	70	—	—	—	—	70
Common stock issued through stock options	228	1,123	—	—	—	—	1,123
Foreign currency translation adjustments	—	—	—	—	6	—	6
Common stock issued in connection with at-the-market offerings, net	142	968	—	—	—	—	968
Balance at June 30, 2026	13,618	$131,910	(541)	$(5,364)	$6	$(97,238)	$29,314
Net loss	—	—	—	—	—	(583)	(583)
Stock-based compensation	—	583	—	—	—	—	583
Common stock issued through restricted stock awards	49	—	—	—	—	—	—
Common stock issued under ESPP	11	40	—	—	—	—	40
Common stock issued through stock options	21	76	—	—	—	—	76
Foreign currency translation adjustments	—	—	—	—	6	—	6
Common stock issued in connection with at-the-market offerings, net	56	240	—	—	—	—	240
Balance at September 30, 2026	13,755	$132,849	(541)	$(5,364)	$12	$(97,821)	$29,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Fiscal Quarters Ended September 30, 2025
	Common Stock And Additional Paid-In Capital		Treasury Stock
	Shares	Amount	Shares	Amount	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	12,070	$123,546	(541)	$(5,364)	$(4)	$(87,209)	$30,969
Net loss	—	—	—	—	—	(1,546)	(1,546)
Stock-based compensation	—	945	—	—	—	—	945
Common stock issued through restricted stock awards	272	—	—	—	—	—	—
Common stock withheld related to net share settlement of equity awards	(44)	(191)	—	—	—	—	(191)
Common stock issued under ESPP	25	123	—	—	—	—	123
Common stock issued through stock options	12	24	—	—	—	—	24
Foreign currency translation adjustments	—	—	—	—	1	—	1
Balance at March 31, 2025	12,335	$124,447	(541)	$(5,364)	$(3)	$(88,755)	$30,325
Net loss						(1,475)	(1,475)
Stock-based compensation	—	771	—	—	—	—	771
Common stock issued through restricted stock awards	11	—	—	—	—	—	—
Common stock issued through stock options	99	161	—	—	—		161
Foreign currency translation adjustments	—	—	—	—	4		4
Balance at June 30, 2025	12,445	$125,379	(541)	$(5,364)	$1	$(90,230)	$29,786
Net loss						(964)	(964)
Stock-based compensation	—	859	—	—	—	—	859
Common stock issued through restricted stock awards	20	—	—	—	—	—	—
Common stock issued under ESPP	18	67	—	—	—	—	67
Foreign currency translation adjustments	—	—	—	—	(13)	—	(13)
Balance at September 30, 2025	12,483	$126,305	(541)	$(5,364)	$(12)	$(91,194)	$29,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airgain, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,186)	$(3,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274	339
Loss on disposal of property and equipment	279	—
Amortization of intangible assets	686	2,415
Gain on business acquisition	(340)	—
Stock-based compensation	2,314	1,890
Deferred tax liability	6	(1)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,109)	(1,214)
Inventories	(1,363)	291
Prepaid expenses and other current assets	417	93
Other assets	(21)	(1)
Accounts payable	(2,426)	(1,575)
Accrued compensation	(31)	(881)
Accrued liabilities and other	2,789	813
Lease liabilities	13	509
Net cash used in operating activities	(2,698)	(1,307)
Cash flows from investing activities:
Purchases of property and equipment	(117)	(65)
Purchase of intellectual property	(88)	(223)
Net cash used in investing activities	(205)	(288)
Cash flows from financing activities:
Proceeds from at-the-market common stock offering, net of offering costs	1,836	—
Payments for withholding taxes related to net share settlement of equity awards	—	(191)
Proceeds from employee stock purchase and option exercises	1,403	375
Net cash provided by financing activities	3,239	184

Effect of exchange rate changes on cash, cash equivalents and restricted cash	16	(8)

Net increase (decrease) in cash, cash equivalents and restricted cash	352	(1,419)
Cash, cash equivalents, and restricted cash; beginning of period	7,413	8,565
Cash, cash equivalents, and restricted cash; end of period	$7,765	$7,146
Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities resulting from right-of-use assets	$191	$716
Derecognition of right-of-use assets and lease liabilities due to lease termination	$—	$796
Accrual of property and equipment	$—	$14
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,710	$7,091
Restricted cash included in other assets	$55	$55
Total cash, cash equivalents, and restricted cash	$7,765	$7,146

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

Note 2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2026, there have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except for the following:

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

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient that allows all entities to assume that conditions at the balance-sheet date will remain unchanged for an asset’s remaining life when estimating credit losses on current accounts receivable and current contract assets arising from transactions under ASC 606. Entities electing this expedient will therefore adjust historical loss experience only to reflect current conditions, without the need to incorporate forward‑looking forecasts. The Company adopted the amendments in this update prospectively in January 2026. The impact of the adoption of the amendments in this update was not material to the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain relevant income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expense, and research and development. The guidance is effective for all public business entities in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied on a prospective or retrospective basis. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The Company is evaluating the impact these ASUs will have on its disclosures.

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

The following table presents the computation of net loss per share (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(583)	$(964)	$(4,186)	$(3,985)
Denominator:
Basic weighted average common shares outstanding	13,141	11,791	12,767	11,782
Diluted weighted average common shares outstanding	13,141	11,791	12,767	11,782
Net loss per share:
Basic	$(0.04)	$(0.08)	$(0.33)	$(0.34)
Diluted	$(0.04)	$(0.08)	$(0.33)	$(0.34)

Potentially dilutive securities (in common stock equivalent shares) not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options, restricted stock and performance stock	2,045	2,685	2,252	2,315
Common stock equivalent shares	2,045	2,685	2,252	2,315

Note 4. Cash and Cash Equivalents

The following tables show the Company’s cash and cash equivalents by significant investment category (in thousands):

	September 30, 2026	December 31, 2025
Cash	$7,611	$7,237
Level 1:
Money market funds	99	121
Total cash and cash equivalents	$7,710	$7,358

At September 30, 2026, the fair value of the money market funds approximated its carrying amounts.

Restricted Cash

As of September 30, 2026 and December 31, 2025, the Company had $55,000 in cash on deposit to secure certain lease commitments, which are restricted for more than twelve months and recorded in other assets in the Company’s condensed consolidated balance sheet.

The Company’s cash deposits exceeded the Federal Deposit Insurance Corporation’s insured limits. The Company has not experienced losses on these accounts. Most of the Company's cash deposits are held in multiple accounts at a large institutional bank.

Note 5. Inventories

Inventories are comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$4,034	$3,134
Raw materials	909	446
Total inventories	$4,943	$3,580

Consigned inventories, which are included in total inventories, are comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$1,846	$1,135
Raw materials	782	150
Total consigned inventories	$2,628	$1,285

Note 6. Property and Equipment

Depreciation and amortization of property and equipment is calculated on the straight-line method based on the shorter of the estimated useful life or the term of the lease for tenant improvements and three to ten years for all other property and equipment. Property and equipment consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Manufacturing and testing equipment	$3,589	$5,630
Leasehold improvements	868	848
Computers and software	478	561
Furniture, fixtures and equipment	201	400
Vehicles	55	55
Software development – internal use	74	74
Construction in progress	77	16
Property and equipment, gross	5,342	7,584
Less accumulated depreciation	(4,083)	(5,888)
Property and equipment, net	$1,259	$1,696

Depreciation expense was $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company disposed of property and equipment with a gross cost of $2.4 million and related accumulated depreciation of $2.1 million, resulting in a loss on disposal of $0.3 million recorded in other expense, net, in the condensed consolidated statements of operations.

Note 7. Intangible Assets and Goodwill

Other Intangible Assets

The following is a summary of the Company’s acquired other intangible assets (dollars in thousands):

	September 30, 2026
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,850	$(1,824)	$26
Customer relationships	7	14,040	(13,716)	324
Developed technologies	11	4,430	(2,600)	1,830
Covenants to non-compete	2	115	(115)	—
Licensed technology	3	892	(543)	349
Total intangible assets, net		$21,327	$(18,798)	$2,529

	December 31, 2025
	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Market related intangibles	5	$1,820	$(1,820)	$—
Customer relationships	7	13,780	(13,558)	222
Developed technologies	11	4,380	(2,327)	2,053
Covenants to non-compete	2	115	(115)	—
Licensed technology	3	804	(292)	512
Total intangible assets, net		$20,899	$(18,112)	$2,787

Amortization expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively. Amortization expense was $0.8 million and $2.4 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, estimated future amortization expense related to intangible assets were as follows (in thousands):

Estimated future amortization
2026 (remaining three months)	$235
2027	685
2028	343
2029	343
2030	343
Thereafter	580
Total	$2,529

Goodwill

There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2026 from December 31, 2025.

Note 8. Accrued Liabilities and Other

Accrued liabilities and other are comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses	$410	$554
Customer deposit	576	—
Accrued income taxes	—	3
Contract liabilities	150	129
Goods received not invoiced	2,862	775
Other current liabilities	612	329
Accrued liabilities and other	$4,610	$1,790

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

The Company did not incur any acquisition and integration-related costs for the three months ended September 30, 2026, and incurred $0.4 million of acquisition and integration-related costs for the nine months ended September 30, 2026, which were recorded in research and development, sales and marketing and general and administrative expenses on the condensed consolidated statements of operations.

From the acquisition date through September 30, 2026, the acquired business did not contribute material revenue or net loss to the Company’s condensed consolidated results of operations.

The acquisition has been recorded using provisional amounts, as the purchase price allocation is incomplete. The Company expects to finalize the acquisition accounting during the measurement period, and any resulting adjustments will be recorded retrospectively.

Note 10. Income Taxes

The Company’s effective income tax rate was -0.7% and -1.2% for the nine months ended September 30, 2026 and 2025, respectively. The variance from the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2026 was primarily attributable to the full valuation allowance position.

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

During the three months ended September 30, 2026, the Company issued 56,193 shares of common stock under the 2025 ATM Program for net proceeds of $0.2 million after deducting commissions and other costs associated with the offering. At September 30, 2026, the Company had $2.6 million available under the 2025 ATM Program for future sales of its common stock. During the three and nine months ended September 30, 2025, the Company did not offer common stock for sale under the ATM offering program.

The Company recorded the 2025 ATM Program gross sales proceeds and offering costs in additional paid-in capital of the consolidated balance sheet. The following table summarizes the Company’s 2025 ATM Program sales activity during the period indicated (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Shares issued	56	369
Gross proceeds	$299	$2,003
Net proceeds after offering costs	$240	$1,836

Note 12. Stock-Based Compensation

Stock-Based Compensation Expense

Stock-based compensation expense is recorded in the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$(10)	$18	$52	$130
Research and development	88	8	539	439
Sales and marketing	121	39	338	200
General and administrative	513	315	1,385	1,121
Total stock-based compensation expense	$712	$380	$2,314	$1,890

Stock Options

The following table summarizes the outstanding stock option activity during the period indicated (shares in thousands):

		Weighted average
	Number of stock options	Exercise price	Remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Balance at December 31, 2025	2,418	$9.07	5.5	$169
Granted	355	$4.23
Exercised	(269)	$4.18
Expired/Forfeited	(242)	$8.33
Balance at September 30, 2026	2,262	$8.98	5.0	$409

Vested and exercisable at September 30, 2026	1,801	$10.16	4.0	$80
Vested and expected to vest at September 30, 2026	2,262	$8.98	5.0	$409

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2026 was $2.34. The grant-date fair value of each option award is estimated on the date of grant, using the Black-Scholes-Merton option-pricing model.

As of September 30, 2026, there was $0.9 million of unrecognized stock-based compensation costs related to unvested stock options granted under the Company’s equity plans. These costs are expected to be recognized over the next 2.0 years.

Restricted Stock

The following table summarizes the Company’s restricted stock unit (RSU) activity during the period indicated (shares in thousands):

	Restricted stock units	Weighted average grant date fair value
Balance at December 31, 2025	886	$5.13
Grants	317	$5.15
Vested and released	(420)	$5.00
Forfeited	(168)	$5.27
Balance at September 30, 2026	615	$5.20

As of September 30, 2026, there was $1.6 million of unrecognized stock-based compensation costs related to non-vested RSUs, which are expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Employee Stock Purchase Plan (ESPP)

During the three months ended September 30, 2026, the Company received $45.7 thousand from the issuance of 10,856 shares under the ESPP. During the nine months ended September 30, 2026, the Company received $0.1 million from the issuance of 30,641 shares under the ESPP.

Note 13. Commitments and Contingencies

Potential Product Warranty Claims

The Company had a general warranty accrual of less than $0.1 million as of September 30, 2026 and December 31, 2025.

Indemnification

In some agreements to which the Company is a party, the Company has agreed to indemnify the other party for certain matters, including, but not limited to product liability and intellectual property. To date, we have not recorded any material liabilities in the accompanying consolidated financial statements.

Note 14. Concentrations

Concentration of Sales and Accounts Receivable

The following represents customers that accounted for 10% or more of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer A	18%	1%	10%	2%
Customer B	16%	9%	17%	13%
Customer C	13%	6%	10%	5%
Customer D	8%	28%	10%	30%

The following represents customers that accounted for 10% or more of total trade accounts receivable:

	September 30, 2026	December 31, 2025
Customer A	21%	39%
Customer B	13%	9%
Customer C	12%	7%
Customer D	11%	—

The allowance for credit losses was $0.3 million and $0.2 million as of September 30, 2026 and December 31, 2025, respectively.

Note 15. Revenue

Disaggregated revenues are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
By Market Group:
Enterprise	$9,974	$6,870	$21,656	$18,363
Consumer	4,386	6,658	15,800	18,709
Automotive	964	490	3,077	2,582
Total sales	$15,324	$14,018	$40,533	$39,654

By Geography:
North America	$10,257	$6,620	$23,321	$19,312
China (including Hong Kong and Taiwan)	4,447	7,202	15,926	19,584
Rest of the world	620	196	1,286	758
Total sales	$15,324	$14,018	$40,533	$39,654

Timing of revenue recognition:
Products and services transferred at a point in time	$14,719	$13,252	$38,730	$37,294
Products and services transferred over time	605	766	1,803	2,360
Total sales	$15,324	$14,018	$40,533	$39,654

Contract liabilities are deferred revenues that were recorded when advance payments were received for remaining performance obligations that are recognized over time. The contract liabilities were $0.2 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively.

The Company has recorded sales return reserves based on analysis of historical return trends. As of September 30, 2026 and December 31, 2025, the Company had $0.5 million and $0.2 million, respectively, in sales return reserves included in accrued liabilities and other on the condensed consolidated balance sheets.

We have stock rotation return rights arrangements with certain customers to return a limited percentage of product. Estimated allowances for stock rotation were $0.1 million as of each of September 30, 2026, and December 31, 2025, and are included in the accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 16. Segment Information

Due to similarities of its products, methods of production and its management and administrative structure, the Company operates as a single operating and reportable segment.

The following table presents segment revenue, gross profit, net loss and certain operating financial results of the Company’s single operating segment for the periods presented, as viewed by the Chief Operating Decision Maker (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Sales	$15,324	$14,018	$40,533	$39,654
Less cost of goods sold:
Other cost of goods sold	8,814	7,767	22,960	22,023
Stock-based compensation	(10)	18	52	130
Amortization of intangible assets	89	88	270	266
Depreciation	20	34	78	125
Gross profit	6,411	6,111	17,173	17,110
Gross margin	42%	44%	42%	43%
Less research and development:
Other research and development expenses	1,988	2,072	5,964	6,452
Stock-based compensation expense	88	8	539	439
Acquisition and integration costs	—	—	114	—
Severance and exit costs	—	—	476	112
Depreciation	43	61	156	189
Total research and development	2,119	2,141	7,249	7,192
Less sales and marketing:
Other sales and marketing expenses	1,988	2,108	5,904	6,673
Stock-based compensation expense	121	39	338	200
Acquisition and integration costs	—	—	219	—
Severance and exit costs	—	(6)	93	144
Depreciation	3	3	10	10
Total sales and marketing	2,112	2,144	6,564	7,027
Less general and administrative:
Other general and administrative expenses	1,964	1,820	5,728	5,835
Stock-based compensation expense	513	315	1,385	1,121
Amortization of intangible assets	146	654	416	1,960
Acquisition and integration costs	—	—	55	—
Severance and exit costs	—	—	—	24
Depreciation	13	4	30	14
Total general and administrative	2,636	2,793	7,614	8,954
Loss from operations	(456)	(967)	(4,254)	(6,063)
Employee retention credit refund	—	—	—	1,989
Employee retention credit -process costs	—	—	—	(179)
Interest income, net	13	13	45	334
Other income, net	—	—	340	—
Other segment expenses (1)	(155)	—	(288)	(18)
Loss before income taxes	(598)	(954)	(4,157)	(3,937)
Income tax (benefit) expense	(15)	10	29	48
Net loss	$(583)	$(964)	$(4,186)	$(3,985)

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

Macroeconomic Conditions

Macroeconomic conditions have continued to create supply chain constraints in certain markets. Our sales increased by 9.3% compared with same period last year, as we experienced a stronger demand for our enterprise IoT embedded modems and custom product sales, partially offset by lower consumer market sales. While we are experiencing demand growth, we anticipate memory-driven supply shortages to constrain our consumer market. We remain focused on the execution and commercialization of our strategic product initiatives, specifically design wins and revenue ramps of our AirgainConnect and Lighthouse platforms, which lay the foundation for our pursuit of revenue and profitability growth.

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

In addition, inflation generally affects us by increasing our raw material and employee-related costs and other expenses. Our financial condition and results of operations may also be impacted by other factors we may not be able to control, such as uncertain global economic conditions, public health crises, global trade disputes, tariffs and trade policies, as well as conflicts around the world. We do not believe that such factors had a material adverse impact on our results of operations during the nine months ended September 30, 2026.

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

Employee retention credit refund. On March 27, 2020, the CARES Act was signed into law, providing an employee retention credit ("ERC"), a refundable tax credit against certain employment taxes on qualified wages. In 2023, we applied for ERC refunds totaling $2.8 million. As of December 31, 2025, we had received an aggregate of $2.0 million in ERC refunds. We did not receive any additional ERC refunds during the three and nine months ended September 30, 2026.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Statements of Operations Data (in thousands):
Sales	$15,324	$14,018	$40,533	$39,654
Cost of goods sold	8,913	7,907	23,360	22,544
Gross profit	6,411	6,111	17,173	17,110
Operating expenses:
Research and development	2,119	2,141	7,249	7,192
Sales and marketing	2,112	2,144	6,564	7,027
General and administrative	2,636	2,793	7,614	8,954
Total operating expenses	6,867	7,078	21,427	23,173
Loss from operations	(456)	(967)	(4,254)	(6,063)
Other income (expense):
Gain on business acquisition	—	—	340	—
Employee retention credit refund	—	—	—	1,989
Interest income, net	13	13	45	334
Other expense, net	(155)	—	(288)	(197)
Loss before income taxes	(598)	(954)	(4,157)	(3,937)
Income tax (benefit) expense	(15)	10	29	48
Net loss	$(583)	$(964)	$(4,186)	$(3,985)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Statements of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.2	56.4	57.6	56.9
Gross profit	41.8	43.6	42.4	43.1
Operating expenses:
Research and development	13.8	15.3	17.9	18.1
Sales and marketing	13.8	15.3	16.2	17.7
General and administrative	17.2	19.9	18.8	22.6
Total operating expenses	44.8	50.5	52.9	58.4
Loss from operations	(3.0)	(6.9)	(10.5)	(15.3)
Other income (expense):
Gain on business acquisition	—	—	0.8	—
Employee retention credit refund	—	—	—	5.0
Interest income, net	0.1	0.1	0.1	0.8
Other expense, net	(1.0)	—	(0.6)	(0.5)
Loss before income taxes	(3.9)	(6.8)	(10.2)	(9.9)
Income tax (benefit) expense	(0.1)	0.1	0.1	0.1
Net loss	(3.8)%	(6.9)%	(10.3)%	(10.0)%

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025 (dollars in thousands)

Sales

	Three months ended September 30,
	2026	2025	$ Change	% Change
Sales	$15,324	$14,018	$1,306	9.3%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Sales	$40,533	$39,654	$879	2.2%

Sales for the three months ended September 30, 2026 increased $1.3 million or 9.3% compared to the same period in the prior year. Enterprise market sales increased $3.1 million compared to the same period in the prior year, driven by higher IoT embedded modem and custom product shipments. Automotive market sales increased $0.4 million compared to the same period in the prior year, primarily due to higher vehicle gateway shipments. Consumer market sales decreased $2.2 million for the three months ended September 30, 2026 compared to the same period in the prior year, due to lower antenna shipments to cable and mobile network operators.

Sales for the nine months ended September 30, 2026 increased $0.9 million or 2.2% compared to the same period in the prior year. Enterprise market sales increased by $3.3 million for the nine months ended September 30, 2026 during the same period in the prior year, driven by IoT embedded modem and custom product sales, partially offset by lower enterprise antenna sales. Automotive sales increased by $0.5 million driven by higher vehicle gateway sales, partially offset by lower aftermarket antenna sales. Consumer market sales decreased by $2.9 million for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to lower antenna shipments to cable and mobile network operators.

Cost of Goods Sold

	Three months ended September 30,
	2026	2025	$ Change	% Change
Cost of goods sold	$8,913	$7,907	$1,006	12.7%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Cost of goods sold	$23,360	$22,544	$816	3.6%

Cost of goods sold for the three months ended September 30, 2026 increased $1.0 million or 12.7% compared to the same period in the prior year. The increase was primarily due to higher sales.

Cost of goods sold for the nine months ended September 30, 2026 increased by $0.8 million or 3.6% compared to the same period in the prior year. The increase was primarily due to higher sales.

Gross Profit

	Three months ended September 30,
	2026	2025	$ Change	% Change
Gross profit	$6,411	$6,111	$300	4.9%
Gross profit (percentage of sales)	41.8%	43.6%		(1.8)%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Gross profit	$17,173	$17,110	$63	0.4%
Gross profit (percentage of sales)	42.4%	43.1%		(0.7)%

Gross profit for the three months ended September 30, 2026 increased $0.3 million or 4.9%, compared to the same period in the prior year, driven by higher sales. Gross profit as a percentage of sales for the three months ended September 30, 2026 decreased by 180 basis points compared to the same period in the prior year, primarily due to lower enterprise product margins.

Gross profit for the nine months ended September 30, 2026 increased by $0.1 million or 0.4%, compared to the same period in the prior year, driven by higher sales. Gross profit as a percentage of sales for the nine months ended September 30, 2026 decreased by 70 basis points compared to the same period in the prior year.

Operating Expenses

	Three months ended September 30,
	2026	2025	$ Change	% Change
Research and development	$2,119	$2,141	$(22)	(1.0)%
Sales and marketing	2,112	2,144	(32)	(1.5)%
General and administrative	2,636	2,793	(157)	(5.6)%
Total operating expenses	$6,867	$7,078	$(211)	(3.0)%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Research and development	$7,249	$7,192	$57	0.8%
Sales and marketing	6,564	7,027	(463)	(6.6)%
General and administrative	7,614	8,954	(1,340)	(15.0)%
Total operating expenses	$21,427	$23,173	$(1,746)	(7.5)%

Operating expenses for the three months ended September 30, 2026 decreased $0.2 million or 3.0% compared to the same period in the prior year. The decrease was primarily due to lower amortization of intangible assets, partially offset by higher personnel expenses.

Operating expenses for the nine months ended September 30, 2026 decreased by $1.7 million or 7.5% compared to the same period in the prior year. The decrease was primarily due to lower amortization of intangible assets and lower personnel expenses.

Other Income (Expense)

	Three months ended September 30,
	2026	2025	$ Change	% Change
Interest income, net	$13	$13	—	—
Other expense, net	(155)	—	(155)	(100.0)%
Total other (expense) income, net	$(142)	$13	$(155)	(1192.3)%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Gain on business acquisition	$340	$—	$340	100.0%
Employee retention credit refund	—	1,989	(1,989)	(100.0)%
Interest income, net	45	334	(289)	(86.5)%
Other expense, net	(288)	(197)	(91)	46.2%
Total other (expense) income, net	$97	$2,126	$(2,029)	(95.4)%

Total other income (expense), net for the three months ended September 30, 2026 was $142 thousand expense, compared with $13.0 thousand in income for the same period in prior year. The decrease was primarily due to a loss on the disposal of fixed assets recorded in the current period.

Total other income (expense), net for the nine months ended September 30, 2026 decreased $2.0 million compared to the same period in the prior year. The decrease was primarily due to our receipt of $1.9 million in ERC refunds and $0.3 million in interest earnings under the CARES Act that were not repeated in the current period, partially offset by a $0.3 million gain on a business acquisition recorded in 2026.

Income Tax (Benefit) Expense

	Three months ended September 30,
	2026	2025	$ Change	% Change
Income tax (benefit) expense	$(15)	$10	$(25)	(250.0)%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Income tax (benefit) expense	$29	$48	$(19)	(39.6)%

Income tax benefit for the three months ended September 30, 2026 was $15 thousand compared to an income tax expense of $10 thousand in the same period of the prior year, primarily due to a change in the estimated annual effective tax rate resulting from updates to forecasted full-year pre-tax results.

Income tax expense for the nine months ended September 30, 2026 decreased $19 thousand or (39.6)% compared to the same period in the prior year, primarily due to lower foreign income tax expense resulting from reduced activity of the Company’s U.K. branch prior to its wind-down as of September 30, 2026.

Liquidity and Capital Resources

We had cash and cash equivalents of $7.7 million at September 30, 2026. During the period from 2013 through 2025, we incurred several years of net losses. As a result, we have an accumulated deficit of $97.8 million as of September 30, 2026.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(2,698)	$(1,307)
Net cash used in investing activities	(205)	(288)
Net cash provided by financing activities	3,239	184
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$352	$(1,419)

Net cash used in operating activities. Net cash used in operating activities was $2.7 million for the nine months ended September 30, 2026. This was primarily driven by a net loss of $4.2 million and a $1.7 million net change in operating assets and liabilities, partially offset by $3.2 million in non-cash adjustments.

Net cash used in investing activities. Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2026, primarily for purchases of property and equipment.

Net cash provided by financing activities. Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2026, primarily from $1.8 million of net proceeds from the issuance of 369,332 shares of common stock under our at-the-market offering program (2025 ATM Program), and $1.4 million of proceeds from option exercises and ESPP purchases.

At-the-Market Sales Agreement

In May 2025, we established the 2025 ATM Program, to sell at our option up to $5.0 million of our common stock, pursuant to an amended and restated sales agreement (the Sales Agreement) with Craig-Hallum Capital Group LLC

(Craig-Hallum) as sales agent or principal. During the three months ended September 30, 2026, we issued 56,193 shares of common stock under the 2025 ATM Program for net proceeds of $0.2 million after deducting commissions and other costs associated with the offering. As of September 30, 2026, we had $2.6 million available under the 2025 ATM Program for future sales of our common stock.

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

Liquidity and Capital Resources Assessment

As of September 30, 2026, management evaluated the Company's ability to meet its obligations as they become due within one year based on relevant conditions and events that are known and reasonably knowable. Following ASC 205-40 guidance, management considered quantitative and qualitative information to evaluate the Company's ability to meet obligations. Based on the analysis of the relevant conditions and events that are known and reasonably known as of September 30, 2026, the Company concluded that it is probable that it will be able to meet all of its financial obligations as they become due in the next twelve months.

The relevant conditions and events that are known and reasonably known as of November 10, 2026 related to the Company have not significantly changed since September 30, 2026. Therefore, the expected cash inflows along with the existing funds are expected to be sufficient for the Company’s financial obligations as they become due in the next twelve months.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2026, no director or officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

AIRGAIN, INC.

Date: November 10, 2026	/s/ Jacob Suen
Jacob Suen President and Chief Executive Officer (principal executive officer)

Date: November 10, 2026	/s/ Michael Elbaz
Michael Elbaz Chief Financial Officer and Secretary (principal financial and accounting officer)